Form 10-K
period 2020-12-31
BANCFIRST CORP /OK/
filed 2021-02-26
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2020 was approximately $767,536,284.

As of January 31, 2021, there were 32,746,513 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders of the registrant (the “2021 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

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

The Company was incorporated as United Community Corporation in July 1984 to become a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years, the Company acquired additional banks and bank holding companies, and in November 1988, the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. The Company currently has 106 banking locations serving 58 communities throughout Oklahoma and 3 banking locations in Dallas, Texas.

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

BancFirst’s range of deposit services include checking accounts, Negotiable Order of Withdrawal (“NOW”) accounts, savings accounts, money market accounts, sweep accounts, club accounts, individual retirement accounts and certificates of deposit. Overdraft protection and auto draft services are also offered. Deposits of BancFirst are insured by the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”).

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

BancFirst has the following principal subsidiaries: Council Oak Investment Corporation, a small business investment corporation, Council Oak Real Estate, Inc., a real estate investment company, BancFirst Agency, Inc., a credit life insurance agency, BFC-PNC, LLC, an operating subsidiary to hold other real estate owned, and BFTower, LLC (which owns a 49% ownership interest in SFPG, LLC, a parking garage, and a 50% ownership interest in ParcFirst@Bricktown, LLC, a surface parking lot). All of these companies are Oklahoma corporations.

Pegasus Bank’s lending activities include private banking, energy, commercial and residential real estate and commercial and industrial loans.  The bank has a full complement of deposit products including sweep accounts and securities investment products. The bank provides a wide range of banking services to individual and corporate customers and is subject to competition from other local, regional, and national financial institutions.

Human Capital Resources

As of December 31, 2020, the Company employed 2,036 full time equivalent employees. None of its employees are represented by collective bargaining agreements. The Company views its employees as a differentiator, meeting customers’ needs through highly trained and motivated employees. The Company’s approach to human capital resources focuses on objectives that include, but are not limited to, providing fair and equitable compensation, training employees to reach heightened skill sets and standards of motivation, identifying and developing the proficiencies of all employees, and enhancing ongoing diversity, equity, and inclusion initiatives.

The Company recognizes the importance of maintaining a culture of feedback and employee recognition, and asks its supervisors to focus on ensuring that the Company’s employees feel a sense of belonging at work, fostering peer-to-peer connections and appropriate subordinate/supervisor relationships and communications. The Company provides its employees with competitive compensation and benefits packages. The Company encourages its employees to be alert for opportunities to improve quality and efficiency. In addition, the Company affords its employees opportunities to learn how their work fits into the bigger picture, to gain a deeper appreciation for how they are making an impact within and outside the Company. Training resources and educational assistance are readily available, and the Company strives to promote, where practical, from within. The Company identifies high potential candidates and provides specifically tailored plans for actualizing their development goals and career trajectories.

The Company views diversity, equity, and inclusion as a cultural and business imperative that must permeate its culture. By affirmatively recruiting, promoting, and developing an increasingly diverse group of prospective and current employees into managerial roles, the Company works to create a more appealing work environment for attracting and retaining larger numbers of diverse employees. The Company is committed to a policy of consistent treatment and equal employment opportunity in all recruitment and employment practices and is an affirmative action employer.

The Company focused heavily on its employees’ health and safety in assessing the impact of COVID-19 on its workplaces. From the onset of the pandemic, the Company recognized the importance of constant and consistent communication with its employees on its plans and maintaining safe operations. The Company also recognized the importance of providing both moral and economic support to its employees by incentivizing them through this period. Although not subject to the Families First Coronavirus

Response Act, the Company created and initiated a variety of compensation and incentive strategies for the benefit of employees affected by the COVID-19 pandemic.

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

Management believes BancFirst is in an advantageous competitive position operating as a “super community bank.” Under this strategy, BancFirst provides a broad line of financial products and services for small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full-service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables BancFirst to develop long-term customer relationships, maintain high-quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and do not offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, BancFirst’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits within the state of Oklahoma was 6.83% as of June 30, 2020 and 7.28% as of June 30, 2019.

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

Control of Company

Affiliates of the Company beneficially own approximately 42% of the outstanding shares of the Company’s common stock as of January 31, 2021. Under the Company’s Bylaws, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, while the Company’s affiliates do not have legal control, i.e., a majority of the outstanding shares of common stock, they have effective control of the Company.

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

Regulatory Agencies

In the U.S., banking is regulated at both the federal and state level. Commercial banks in the United States are able to choose to organize as national banks with a charter issued by the Office of the Comptroller of the Currency (“OCC”) or as state banks with a charter issued by a state government. The choice of charter determines which agency will supervise the bank: the primary supervisor of nationally chartered banks is the OCC, whereas state-chartered banks are supervised jointly by their state chartering authority and either the FDIC or the Federal Reserve Board, depending upon whether the state-chartered bank is a member of the Federal Reserve System. BancFirst is chartered by the State of Oklahoma and at the state level is supervised and regulated by the Oklahoma State Banking Department under the Oklahoma Banking Code. Pegasus Bank is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking. BancFirst and Pegasus Bank have elected not to be members of the Federal Reserve System and, consequently, are supervised and regulated by the FDIC at the federal level. Their deposits are insured by the DIF of the FDIC to the extent provided by law.

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

The Basel III Capital Rules require the Company, BancFirst and Pegasus Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4%. For more information on the Company’s Capital Ratios, see Note (15), “Stockholders’ Equity,” to the Company’s Consolidated Financial Statements.

Liquidity Coverage Ratio

The liquidity framework under the Basel III Capital Rules (the "Basel III liquidity framework") applies a balance sheet perspective to establish quantitative standards designed to ensure that a banking organization is appropriately positioned to satisfy its short- and long-term funding needs. One test to address short-term liquidity risk is referred to as the liquidity coverage ratio ("LCR"), designed to calculate the ratio of a banking entities' ratio of high-quality liquid assets to its total net cash flows over a 30-day time horizon. The other test, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term asset funding by incenting banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt, as well as increase the use of long-term debt as a funding source. Rules applicable to certain large banking organizations have been implemented for LCR and for NSFR; however, based on our asset size, these rules do not currently apply to the Company, BancFirst and Pegasus Bank.

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

The Company believes that, as of December 31, 2020, both BancFirst and Pegasus Bank were “well capitalized” based on the ratios provided in Note (15), “Stockholders’ Equity,” in the notes to consolidated financial statements included in Item 8.

Deposit Insurance Assessments

The deposits of BancFirst and Pegasus Bank are insured by the FDIC. This insurance is funded through assessments on insured depository institutions. The FDIC’s risk-based assessment system requires members to pay varying assessment rates into the DIF, depending upon the level of the institution’s capital and the degree of supervisory concern over the institution.

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

The Company’s FDIC insurance expense totaled $2.1 million, $1.1 million and $2.4 million in 2020, 2019 and 2018, respectively. FDIC insurance expense includes deposit insurance assessments as well as Financing Corporation (“FICO”) assessments.

All FDIC-insured depository institutions were required to pay an annual FICO assessment to provide funds for the payment of interest on bonds issued by FICO during the 1980s to resolve the thrift bailout. The final collection of FICO assessments was in March 2019.

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

During 2016, the U.S. financial regulators, including the Federal Reserve Board and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include the Company and BancFirst). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.” These additional requirements, in which federal regulators were reported still to be interested in 2019, would not be applicable to the Company, BancFirst or Pegasus Bank.

The scope, content and application of the U.S. banking regulators' policies on incentive compensation continue to evolve. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company, BancFirst and Pegasus Bank to hire, retain and motivate key employees.

Cybersecurity

Federal regulators have issued statements regarding cybersecurity. Financial institutions were expected to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures, to reliably authenticate customers accessing internet-based services of the financial institution. Management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Failure to observe the regulatory guidance could subject the Company, BancFirst and Pegasus Bank to various regulatory sanctions, including financial penalties.

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

In December 2020, federal banking regulators, including the Federal Reserve Board and the FDIC, issued a notice of proposed rulemaking that would impose rapid notification requirements on banking organizations and bank service providers following “significant” computer-security incidents.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account the CRA rating when considering approval of a proposed transaction. During its last examination in 2018, a rating of “satisfactory” was received by BancFirst. During its last examination in 2020, a rating of “satisfactory” was received by Pegasus Bank. In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. The Company will continue to evaluate the impact of any changes to the regulations implementing the CRA.

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

Interest Rate Risks

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

Credit and Lending Risks

We may be adversely affected by declining energy prices.

Recent years have been marked by significant volatility in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Oklahoma-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. At one point during 2020, the price per barrel of crude was trading below zero. As of December 31, 2020, the price per barrel of crude oil was approximately $49 compared to a high of over $100 in 2014. If oil prices drop below the marginal cost of production for an extended period, we would expect to experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the energy producing economies and, in particular, the economies of states such as Oklahoma, where the energy industry is a significant driver of economic activity. Although as of December 31, 2020, reserve-based and service energy loans comprised approximately 7% of our loan portfolio, the impact of lower oil prices could have an indirect impact on our other loan portfolio segments, for example, commercial real estate (“CRE”).

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate constitute a significant portion of our loan portfolio. At December 31, 2020, this percentage was approximately 58%. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for credit losses. In addition, because one to four family residential and commercial real estate loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

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

There are inherent risks associated with our lending activities. As a lender, we face the risk that a significant number of our borrowers will fail to pay their loans because of other factors, including the impact of changes in interest rates and changes in the economic conditions in the markets where we operate. If borrower defaults cause losses in excess of our allowance for credit losses, it could have an adverse effect on our business, profitability and financial condition. We have established an evaluation process designed to recognize credit losses as they occur. While this evaluation process uses historical and other objective information, the classification of loans and the estimation of credit losses are dependent to a great extent on our experience and judgment. If charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for credit losses. We cannot assure you that our future credit losses will not have any material adverse effects on our business, profitability or financial condition.

External and Market-Related Risks

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

Compliance and Regulatory Risks

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

Acquisition Related Risk

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

Liquidity Risk

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

COVID-19 Risk

The COVID-19 pandemic has impacted our business, and the ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

With the lack of precedent, we are unable to predict with a high level of confidence how the Coronavirus Disease 2019 (“COVID-19”) pandemic will affect our business. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in closures of many businesses. As a result, the demand for our products and services may be significantly impacted. Furthermore, the COVID-19 pandemic has influenced and could further influence the recognition of credit losses in our loan portfolios and has increased and could further increase our allowance for credit losses, particularly if businesses remain closed or otherwise adversely affected for an extended period of time, or even permanently. In addition, we are and expect to be in the future a lender for the Paycheck Protection Program ("PPP") of the SBA and other SBA, Federal Reserve or United States Treasury programs that have been or may be created in the future in response to the pandemic. These programs are new, the terms are subject to political influence and their effects on our business are uncertain. Through December 31, 2020, we approved 8,476 PPP loans with a current balance totaling approximately $652.7 million, net of unamortized processing fees of $14.5 million. The extent to which the COVID-

19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.

In addition, due to the impacts of the COVID-19 pandemic, the Company had approximately $81.7 million in modified loans, most of which are secured by commercial real estate, as of December 31, 2020. These modifications were undertaken in response to Section 4013 of the Coronavirus Aid, Relief and Economic Security ("CARES") Act and the regulatory intent outlined in the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity. However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately not be collected in full. The timing and extent of such consequences are impossible to ascertain at this time and are dependent on the duration of the COVID-19 pandemic, the level and success of the government’s economic stimulus, and further regulatory guidance.

Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response. Additionally, the economic pressures have contributed to an increased provision for credit losses for 2020. We continue to monitor the impact of the COVID-19 pandemic closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results going forward is highly uncertain.

Operational Risks

Our accounting estimates and risk-management processes may not be effective in mitigating risk and loss.

We maintain an enterprise risk-management program that is designed to identify, quantify, monitor, report and control the risks that it faces. These include interest-rate risk, credit risk, liquidity risk, operational risk, reputational risk and compliance and litigation risk. While we assess and improve this program on an ongoing basis, there can be no assurance that its approach and framework for risk-management and related controls will effectively mitigate risk and limit losses in our business. To comply with generally accepted accounting principles, management must sometimes exercise judgment in selecting, determining and applying accounting methods, assumptions and estimates. This can arise, for example, in determining the allowance for credit losses or the fair value of assets or liabilities. The judgments required of management can involve difficult, subjective, or complex matters with a high degree of uncertainty, and several different judgments could be reasonable under the circumstances and yet result in significantly different results being reported. See “Critical Accounting Policies and Estimates” in Part II, Item 7. If management’s judgments later prove to have been inaccurate, we may experience unexpected losses that could be substantial.

Additionally, the processes we use to estimate our probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

Technological advances in payment processing is expected to negatively impact our interchange revenue.

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Rapid, significant technological changes continue to confront the payments industry. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions for processing electronic payment transactions. These include developments in smart cards, e-commerce, mobile and radio frequency and proximity payment devices, such as contactless cards. Ongoing or increased competition in payment processing may restrict our ability to generate interchange revenue in the future. For the year ended December 31, 2020, debit card interchange revenue represented 26.9% of our noninterest income.

Consumer protection laws and the Durbin Amendment may reduce our noninterest income.

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge NSF fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees, which represented 19.4% of our noninterest income for the year ended December 31, 2020.  Violations of applicable consumer protection laws could result in enforcement actions and significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.

In addition, the Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets and limits these banks on what they charge for debit card interchange fees. If the Company’s assets exceed $10 billion, the Durbin Amendment will reduce the Company’s income from debit card interchange fees by approximately $17 to $20 million annually in subsequent years based on current volume.

Prior to the COVID-19 pandemic, there was little or no likelihood that the Company would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown dramatically beyond any reasonably foreseeable levels and the Federal Reserve has indicated that it is looking at the resulting regulatory challenges. To the extent the COVID-19 pandemic continues and the government response to it continue in the same or similar manner without legislative or regulatory relief, the Company has an increased possibility of exceeding $10 billion in total assets at December 31, 2021.

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

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. Our collection of such customer and company data is subject to extensive regulation and oversight, which may increase in complexity and extent in the future. Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our information systems and/or our customers' computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber-attacks against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cybercrime are complex and continue to evolve. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose us to civil litigation, enforcement action, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with Our Common Stock

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

Our directors and executive officers, as a group, beneficially owned approximately 38% of our outstanding common stock as of January 31, 2021. As a result of their ownership, the directors and executive officers have the ability for all practical purposes, by voting their shares in concert, to control the outcome of any matter submitted to our stockholders for approval, including the election of directors, which requires only a majority vote. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

Our amended certificate of incorporation, as well as certain provisions of banking law and Oklahoma corporate law, could make it difficult for a third party to acquire our company.

Oklahoma corporate law and our amended certificate of incorporation contain provisions that could delay, deter or prevent a change in control of our management or us. Together, these provisions may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices of our common stock, and also could limit the price that investors are willing to pay in the future for shares of our common stock.  Additionally, provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

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

General Risk Factors

We rely on certain external vendors.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third party vendors are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage and enforcement and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting. These requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. If our auditors or we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and have an adverse effect on our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our historic growth and our expansion through acquisitions present challenges to maintaining the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions, our ability to recognize revenue could be impaired and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will continue to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal control over financial reporting is effective in future periods.

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

The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank, 105 additional BancFirst branches in Oklahoma, and a technology and operations center in Oklahoma. The Company also owns properties in Oklahoma for future expansion. There are no significant encumbrances on any of these properties.

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

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

The Company’s Common Stock is listed on the NASDAQ Global Select Market System (“NASDAQ/GS”) and is traded under the symbol “BANF”. As of January 31, 2021, there were 279 holders of record of our Common Stock. At that date, there were approximately 8,000 beneficial owners of our Common Stock.

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

Stock Repurchases

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2020, there were 62,782 shares remaining that could be repurchased under the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

No purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2020.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2020 is presented in the table below. All of the Company’s stock-based compensation plans have been approved by the Company’s stockholders. Additional information regarding stock-based compensation plans is presented in Note (13) – Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,491,358	$33.03	242,443

Performance Graph

The Company’s performance graph is incorporated by reference from “Company Performance” contained on the last page of this 10-K report.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2020. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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

The Company is closely monitoring its loan portfolio for effects related to COVID-19. The decline in economic activity as a result of the COVID-19 pandemic caused volatility in crude oil prices since February 2020. This volatility could negatively impact the energy industry and the overall economies of our markets and could lead to increased credit stress in the Company’s energy portfolio, increased losses associated with that portfolio and reduced demand for energy lending.

If the negative impacts due to COVID-19 continue coupled with volatile energy prices, it is possible that the Company’s goodwill could become impaired in future periods.

SUMMARY

The Company’s net income for 2020 was $99.6 million, or $3.00 per diluted share, compared to $134.9 million, or $4.05 per diluted share for 2019 and $125.8 million, or $3.76 per diluted share for 2018. The results for 2020 were negatively impacted by a higher provision for credit losses. Net income for the year ended December 31, 2020 includes the entire year of net income of Pegasus Bank in Dallas, Texas, which was acquired on August 15, 2019, and the income and expenses associated with the purchase of assets and assumption of liabilities on March 5, 2020, from The Citizens State Bank of Okemah (“Citizens'”). The results for 2019 include Pegasus Bank acquisition related expenses of approximately $3.1 million. The results for 2018 include acquisitions related expenses of approximately $2.6 million.

In 2020, net interest income was $306.7 million, compared to $281.9 million in 2019 and $260.5 million in 2018. Net interest income increased in 2020 due to a full year of net interest income from Pegasus Bank, loan growth, PPP fee income of approximately $15.6 million and a decrease in interest rates paid on deposits. The Company’s net interest margin decreased to 3.57% for 2020, compared to 3.85% for 2019 and 3.70% for 2018. The provision for credit losses was $62.6 million in 2020 compared to $8.3 million in 2019 and $3.8 million in 2018. The increase in the provision for credit losses in 2020 related to reserve build up for expected credit losses stemming from the COVID-19 pandemic and low energy prices. The ratio of net charge-offs to average loans for 2020 was 0.35%, compared to 0.10% for 2019 and 0.08% for 2018. Noninterest income totaled $137.2 million in 2020 compared to $137.2 million in 2019 and $125.2 million in 2018. Noninterest expense was $257.7 million in 2020 compared to $241.3 million in 2019 and $222.1 million in 2018. The increase in noninterest expense in 2020 was due to a full year of noninterest expenses of Pegasus Bank, which added approximately $9.0 million. In addition, noninterest expense increased in 2020 due to COVID-19 pandemic related salary expenses, net occupancy and depreciation from the Company’s new corporate headquarters, and acquisition expense related to the purchase of assets from Citizens, partially offset by $2.4 million in gains on sales of property carried in other real estate owned and a decrease in marketing and business promotions.

The Company’s assets at year-end 2020 totaled $9.2 billion, compared to $8.6 billion at December 31, 2019. Debt securities were $555.2 million, an increase of $63.6 million from December 31, 2019. Loans totaled $6.4 billion compared to $5.7 billion for 2019. Total deposits were $8.1 billion for 2020 compared to $7.5 billion for 2019. The increase in assets, loans and deposits were primarily related to the PPP and other government stimulus. At December 31, 2020, the Company had PPP loans held for investment of $652.7 million, net of unamortized processing fees of $14.5 million. The Company’s total stockholders’ equity was $1.1 billion, an increase of $62.9 million over December 31, 2019.

Nonaccrual loans represented 0.58% of total loans at December 31, 2020, up from 0.32% at year-end 2019. Non-performing assets represented 0.90% of total assets at December 31, 2020, up from 0.63% at December 31, 2019 as a result of a migration from loans to other real estate owned during 2020. The allowance for credit losses to total loans was 1.42% at December 31, 2020, up from 0.96% at year-end 2019. The allowance for credit losses to nonaccrual loans was 243.35% compared to 301.91% at year-end 2019.

See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in Note (1) to the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently involves the use of estimates and assumptions, which affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the allowance for credit losses, income taxes, intangible assets and the fair value of financial instruments. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported. The following is a summary of the accounting policies and estimates that management believes are the most critical.

Allowance for Credit losses

On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, which replaces the incurred loss methodology for determining its provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. The allowance for credit losses is management’s estimate of the expected credit losses on financial assets measured at amortized cost.

The allowance for credit losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The amount of the allowance for credit losses is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A loan is considered collateral-dependent when the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the entity's assessment as of the reporting date. For collateral dependent loans, the standard allows institutions to use, as a practical expedient, the fair value of the collateral to measure expected credit losses on collateral-dependent financial assets. This amount is included in the allowance for credit losses.

The amount of the allowance for credit losses is first estimated by each business unit’s management based on its evaluation of the unit’s portfolio. This evaluation involves identifying collateral dependent and adversely classified loans. Specific allowances for losses are determined for collateral dependent loans based on either the loans’ estimated discounted cash flows or the fair values of the collateral. An allowance is estimated for loans using a historical loss percentage based on losses arising specifically from each respective loan category, adjusted for various economic and environmental factors that are considered reasonable and supportable related to the underlying loans. Each month the Company’s Senior Loan Committee reviews each business unit’s allowance, and the aggregate allowance for the Company and, on a quarterly basis, adjusts and approves the appropriateness of the allowance. In addition, annually or more frequently as needed, the Senior Loan Committee evaluates and establishes the loss percentages used in the estimates of the allowance based on historical loss data, and giving consideration to their assessment of current economic and environmental conditions and reasonable and supportable forecasts. To facilitate the Senior Loan Committee’s evaluation, the Company’s Asset Quality Department performs periodic reviews of each of the Company’s business units and reports on the adequacy of management’s identification of collateral dependent and adversely classified loans, and their adherence to the Company’s loan policies and procedures.

The process of evaluating the appropriateness of the allowance for credit losses necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the estimate of expected losses will not change in light of future developments and economic conditions. Changes in assumptions and conditions could result in a materially different amount for the allowance for credit losses.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets, are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income.

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

The evaluation of intangible assets and goodwill for the year ended December 31, 2019 resulted in an impairment of customer relationship intangibles of approximately $353,000 related to BancFirst Insurance Services, Inc. The evaluation of intangible assets and goodwill for the year ended December 31, 2020 resulted in no impairments.

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

The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the period of time the security has been in an unrealized loss position, and performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2020 and December 31, 2019 approximately 95% of the available for sale debt securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies. The Company does not consider the unrealized position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material.

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

RESULTS OF OPERATIONS

Average Balances, Income Expenses and Rates

The following table depicts, for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances are derived from daily averages.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
Taxable Equivalent Basis
(Dollars in thousands)

	December 31, 2020			December 31, 2019			December 31, 2018
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$6,432,455	$312,514	4.85%	$5,273,632	$292,152	5.54%	$4,966,965	$263,577	5.31%
Debt securities – taxable	556,931	8,591	1.54	588,207	13,308	2.26	448,271	8,808	1.96
Debt securities – tax exempt	28,969	616	2.12	20,219	580	2.87	25,677	771	3.00
Federal funds sold and interest-bearing deposits with banks	1,562,383	6,049	0.39	1,455,799	31,372	2.15	1,609,030	30,694	1.91
Total earning assets	8,580,738	327,770	3.81	7,337,857	337,412	4.60	7,049,943	303,850	4.31
Nonearning assets:
Cash and due from banks	220,995			180,339			185,380
Interest receivable and other assets	611,966			500,487			405,730
Allowance for credit losses	(76,501)			(53,975)			(52,087)
Total nonearning assets	756,460			626,851			539,023
Total assets	$9,337,198			$7,964,708			$7,588,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$744,632	$940	0.13%	$751,140	$2,573	0.34%	$790,587	$2,461	0.31%
Savings deposits	3,273,903	9,385	0.29	2,782,086	39,170	1.41	2,513,244	29,462	1.17
Time deposits	695,637	8,147	1.17	690,636	10,995	1.59	746,189	8,539	1.14
Short-term borrowings	2,745	8	0.30	1,458	32	2.19	5,159	95	1.84
Long-term borrowings	1,107	—	—	—	—	—	—	—	—
Junior subordinated debentures	26,804	1,966	7.31	26,804	1,966	7.34	31,747	2,171	6.84
Total interest-bearing liabilities	4,744,828	20,446	0.43	4,252,124	54,736	1.29	4,086,926	42,728	1.05
Interest-free funds:
Noninterest-bearing deposits	3,503,187			2,709,510			2,605,280
Interest payable and other liabilities	46,048			42,219			34,198
Stockholders’ equity	1,043,135			960,855			862,562
Total interest free funds	4,592,370			3,712,584			3,502,040
Total liabilities and stockholders’ equity	$9,337,198			$7,964,708			$7,588,966
Net interest income		$307,324			$282,676			$261,122
Net interest spread			3.38%			3.31%			3.26%
Effect of interest free funds			0.19%			0.54%			0.44%
Net interest margin			3.57%			3.85%			3.70%
For these computations, information is shown on a taxable-equivalent basis assuming a 21% tax rate.
(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

The following table depicts, for the periods indicated, selected income statement data and other selected data:

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	At and for the Year Ended December 31,
	2020	2019	2018
Income Statement Data
Net interest income	$306,668	$281,921	$260,476
Provision for credit losses	62,648	8,287	3,802
Noninterest income	137,222	137,229	125,199
Noninterest expense	257,730	241,301	222,121
Net income	99,586	134,879	125,814
Per Common Share Data
Net income – basic	$3.05	$4.13	$3.85
Net income – diluted	3.00	4.05	3.76
Cash dividends	1.32	1.24	1.02
Selected Financial Ratios
Performance ratios:
Return on average assets	1.06%	1.69%	1.66%
Return on average stockholders’ equity	9.52	14.04	14.59
Cash dividends payout ratio	43.28	30.02	26.49
Net interest spread	3.38	3.31	3.26
Net interest margin	3.57	3.85	3.70
Efficiency ratio	58.06	57.57	57.59

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased in 2020 by $24.7 million, to a total of $306.7 million, compared to an increase of $21.4 million in 2019. Net interest income increased in 2020 due to a full year of net interest income from Pegasus Bank, loan growth, PPP fee income of approximately $15.6 million and a decrease in interest rates paid on deposits. In 2019, net interest income increased primarily due to the higher average rates on federal funds and loans throughout 2019 compared to 2018 and loan growth during 2019, slightly offset by higher deposit rates throughout 2019 compared to 2018.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin decreased to 3.57% for 2020, compared to 3.85% for 2019 and 3.70% for 2018. The decrease in the net interest margin in 2020 is primarily due to the lower average rates on federal funds and securities during the year. The increase in the net interest margin in 2019 is due to the increase in net interest income described above.

The Company’s net interest income and net interest margin have been, and the Company currently expects them to continue to be, impacted by the decreases in market interest rates and the expectation that interest rates will remain at these low levels for some period of time in light of the on-going response in Federal Reserve policy driven by the economic disruption arising from the COVID-19 pandemic.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2020 and 2019. See “Maturity and Rate Sensitivity of Loans” for additional discussion.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2020			Change in 2019
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$20,362	$67,533	$(47,171)	$28,575	$15,797	$12,778
Investments—taxable	(4,717)	(677)	(4,040)	4,500	2,605	1,895
Investments—tax exempt	36	638	(602)	(191)	(174)	(17)
Interest-bearing deposits with banks and federal funds sold	(25,323)	2,351	(27,674)	678	(2,980)	3,658
Total interest income	(9,642)	69,845	(79,487)	33,562	15,248	18,314
Interest Expense:
Transaction deposits	(1,633)	431	(2,064)	112	(216)	328
Savings deposits	(29,785)	5,124	(34,909)	9,708	3,951	5,757
Time deposits	(2,848)	(439)	(2,409)	2,456	(597)	3,053
Short-term borrowings	(24)	28	(52)	(63)	(68)	5
Junior subordinated debentures	—	—	—	(205)	(337)	132
Total interest expense	(34,290)	5,144	(39,434)	12,008	2,733	9,275
Net interest income	$24,648	$64,701	$(40,053)	$21,554	$12,515	$9,039

(1)	The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Provision for Credit Losses

The Company’s provision for credit losses was $62.6 million for 2020, compared to $8.3 million for 2019 and $3.8 million for 2018. The increase in the provision in 2020 was related to reserve build up for expected credit losses stemming from the COVID-19 pandemic and low energy prices. The Company’s provision in 2020 was based on the Company’s evaluation of the level of uncertainty and lack of clarity of the timing of an end to the COVID-19 pandemic, as well as the magnitude of the government’s stimulus response to it. To the extent the amount of time the economy remains adversely affected is more extended than the Company’s current projection, the Company could see a continuation of higher than normal provision in future periods. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $22.8 million for 2020 compared to $5.4 million for 2019 and $4.1 million for 2018. The net charge-offs equated to 0.35%, 0.10% and 0.08% of average loans for 2020, 2019 and 2018, respectively. Net charge-offs increased in 2020 primarily due to three loans. The rate of net charge-offs to average total loans continues to be at a low level. A more detailed discussion of the allowance for credit losses is provided under “Loans.”

Noninterest Income

Noninterest income was $137.2 million in 2020, compared to $137.2 million in 2019 and $125.2 million in 2018. Total noninterest income was flat in 2020. During 2020, the Company had an increase in sales of loans and debit card usage fees, which were primarily offset by a decrease in deposit service charges resulting from government stimulus. This compares to an increase of $12.0 million in 2019, or 9.6%. The increase in noninterest income in 2019 was due to growth in debit card usage fees, sweep fees, insurance commissions and equity security gains. The Company’s operating noninterest income has generally increased due to enhanced product lines, acquisitions and internal deposit growth. The Company had fees from debit card usage totaling $36.9 million, $33.9 million and $29.8 million for the years 2020, 2019 and 2018, respectively. This represents 26.9%, 24.7% and 23.8% of the Company’s noninterest income for the years 2020, 2019 and 2018, respectively.  In addition, the Company had non-sufficient funds fees totaling $26.6 million, $33.5 million and $31.3 million in 2020, 2019 and 2018, respectively.  This represents 19.4%, 24.4%, and 25.0% of the Company’s noninterest income for the years 2020, 2019 and 2018, respectively.

Prior to the COVID-19 pandemic, there was little or no likelihood that the Company would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown dramatically beyond reasonably foreseeable levels. To the extent the COVID-19 pandemic continues and the government response to it continues on the same or similar basis, the Company has an increasingly heightened possibility of exceeding $10 billion in total assets at December 31, 2021. Pursuant to the Durbin Amendment of the Dodd-Frank Act, this would trigger an approximate loss of income from debit card interchange fees between $17 to $20 million in subsequent years.

The Company recognized a net loss of $389,000 during 2020, a net gain of $812,000 during 2019, and a net gain of $47,000 during 2018, primarily due to transactions of equity securities. These losses and gains were primarily due to the Accounting Standard Update 2016-01 adopted on January 1, 2018, which requires the change in fair value of equity securities to be recognized through net income. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold debt securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost.

The Company earned $6.1 million on the sale of loans in 2020 compared $3.4 million in 2019 and $2.9 million in 2018. The income from sales of loans increased in 2020 due to the volume increase related to record low mortgage rates. The Company expects sales from mortgage loans during 2021 to be less than in 2020, but greater than in 2019.

Noninterest Expense

Total noninterest expense increased by $16.4 million, or 6.8% to $257.7 million for 2020. This compares to an increase of $19.2 million, or 8.6%, for 2019. The increase in noninterest expense in 2020 was due to a full year of noninterest expenses of Pegasus Bank, which added approximately $9.0 million. In addition, noninterest expense increased in 2020 due to COVID-19 pandemic related salary expenses, net occupancy and depreciation from the Company’s new corporate headquarters, and acquisition expense related to the purchase of assets from Citizens, partially offset by $2.4 million in gains on sales of property carried in other real estate owned and a decrease in marketing and business promotions. The increase in noninterest expense in 2019 was primarily due to salary increases and acquisition related expenses. Acquisition related expenses were $3.1 million in 2019.

Noninterest expense included deposit insurance expense, which totaled $2.1 million for the year ended December 31, 2020, compared to $1.1 million for the year ended December 31, 2019 and $2.4 million for the year ended December 31, 2018. Deposit insurance expense was lower for the year ended December 31, 2019 due to a one-time credit given by the FDIC in 2019 upon reaching a reserve ratio in the insurance fund.

Income Taxes

Income tax expense totaled $23.9 million in 2020, compared to $34.7 million in 2019 and $33.9 million in 2018. The effective tax rates for 2020, 2019 and 2018 were 19.4%, 20.5% and 21.2% respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

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

Impact of Deflation

In a period of deflation, it would be reasonable to expect widely decreasing prices for real assets. In such an economic environment, assets of businesses and individuals, such as real estate, commodities or inventory, could decline. The inability of customers to repay or refinance their loans could result in credit losses incurred by the Company far in excess of historical experience due to deflated collateral values.

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)
	At and for the Year Ended December 31,
	2020	2019
Balance Sheet Data
Total assets	$9,212,357	$8,565,758
Debt securities	555,196	491,626
Total loans (net of unearned interest)	6,448,225	5,673,144
Allowance for credit losses	91,366	54,238
Deposits	8,064,704	7,483,635
Junior subordinated debentures	26,804	26,804
Stockholders’ equity	1,067,885	1,004,989
Book value per share	32.64	30.74
Tangible book value per shares (non-GAAP)(1)	27.47	25.50
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders’ equity	$1,067,885	$1,004,989
Less goodwill	149,922	148,604
Less intangible assets, net	18,999	22,608
Tangible stockholders' equity (non-GAAP)	$898,964	$833,777
Common shares outstanding	32,719,852	32,694,268
Tangible book value per share (non-GAAP)	$27.47	$25.50
Selected Financial Ratios
Performance Ratios:
Return on average assets	1.06%	1.69%
Return on average stockholders' equity	9.52	14.04
Cash dividends payout ratio	43.28	30.02
Net interest spread	3.38	3.31
Net interest margin	3.57	3.85
Efficiency ratio	58.06	57.57
Balance Sheet Ratios:
Average loans to deposits	78.28%	76.06%
Average earning assets to total assets	91.90	92.13
Average stockholders’ equity to average assets	11.17	12.06
Asset Quality Ratios:
Nonaccrual loans to total loans	0.58%	0.32%
Nonperforming and restructured loans to total loans	0.78	0.84
Nonperforming and restructured assets to total assets	0.90	0.63
Allowance for credit losses to total loans	1.42	0.96
Allowance for credit losses to nonperforming and restructured loans	182.26	113.45
Allowance for credit losses to nonaccrual loans	243.35	301.91
Net charge-offs to average loans	0.35	0.10

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

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in a low overnight funds rate, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period, which decreased 1.50% during 2020 from 1.75% to 0.25% and decreased 0.75% during 2019 from 2.50% to 1.75%.

The amount of cash, federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold decreased $252.4 million from December 31, 2019 to December 31, 2020. The decrease was primarily due to the funding of PPP loans.

Securities

For the year ended December 31, 2020, total debt securities increased $63.6 million, or 12.9%, to $555.2 million. Debt securities available for sale represented 99.5% of the total debt securities portfolio at December 31, 2020, compared to 99.6% of total debt securities portfolio at December 31, 2019. Debt securities available for sale had a net unrealized gain of $9.9 million at December 31, 2020, compared to a net unrealized gain of $4.6 million at December 31, 2019. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a gain of $7.4 million and a gain of $3.5 million for December 31, 2020 and 2019, respectively.

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

Management has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, the Company also has the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. As of December 31, 2020, the Company had net unrealized gains largely due to decreases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decline. Furthermore, as of December 31, 2020, management had no intent or requirement to sell before the recovery of the unrealized loss.

The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. Equity securities are reported in other assets on the balance sheet. The balance of equity securities was $10.1 million for December 31, 2020 and 2019, respectively. The Company reviews its portfolio of equity securities for impairment at least quarterly.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

WEIGHTED AVERAGE YIELD OF DEBT SECURITIES

The following table summarizes weighted average taxable equivalent yields of the debt securities portfolio at December 31, 2020. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds. For the interest rate sensitivity of debt securities see the table in item 7A.

	Amount	Yield*

Held for Investment
Mortgage-backed securities	$59	5.58%
State and political subdivisions	2,405	2.94
Other securities	500	2.63
Total	$2,964	2.94%
Available for Sale
U.S. Treasury, other federal agencies and mortgage-backed securities	$510,570	1.40%
State and political subdivisions	28,948	1.96
Asset backed securities	12,714	0.99
Total	$552,232	1.42%
Total debt securities	$555,196	1.43%

*	Yield on a taxable equivalent basis

Loans

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans held for investment increased $732.4 million, or 12.9%, to $6.4 billion in 2020.  The increase in 2020 was primarily due to PPP loans.

Composition

BancFirst’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in real estate, light manufacturing, retail and service industries. Consumer non-real estate loans were comprised primarily of loans to individuals for automobiles.

Pegasus Bank’s loan portfolio was diversified among various types of commercial and individual borrowers. Pegasus Bank’s loans were made up of approximately 49% in real estate loans, approximately 47% in commercial and agricultural non-real estate loans and approximately 4% in consumer non-real estate loans.

See Note (1) and Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s loan portfolio segments.

MATURITY AND RATE SENSITIVITY OF LOANS

The following table presents the Maturity and Rate Sensitivity of Loans held for investment at December 31, 2020. Many of the loans with maturities of one year or less are renewed at existing or similar terms after scheduled principal reductions. Also approximately 36% of loans had adjustable interest rates at December 31, 2020.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$65,903	$233,598	$287,152	$55,334	$641,987
Commercial real estate non-owner occupied	206,005	396,182	336,978	31,993	971,158
Construction and development < 60 months	151,411	41,348	30,968	5,888	229,615
Construction residential real estate < 60 months	192,131	12,204	1,795	65	206,195
Residential real estate first lien	112,788	171,349	308,080	261,099	853,316
Residential real estate all other	48,764	65,941	35,739	17,637	168,081
Farmland	47,043	49,972	82,387	73,556	252,958
Commercial and agricultural non-real estate	560,857	475,529	105,620	17,804	1,159,810
Consumer non-real estate	30,969	259,175	63,859	1,402	355,405
Oil and gas	129,457	36,798	13,100	—	179,355
Other loans	26,122	674,670	79,678	41,608	822,078
Pegasus Bank	253,477	211,895	51,977	37,199	554,548
Total loans	$1,824,927	$2,628,661	$1,397,333	$543,585	$6,394,506
Loans with predetermined interest rates	$808,579	$1,996,359	$782,294	$507,989	$4,095,221
Loans with adjustable interest rates	1,016,348	632,302	615,039	35,596	2,299,285
Total	$1,824,927	$2,628,661	$1,397,333	$543,585	$6,394,506
Percentage of total	28.5%	41.1%	21.9%	8.5%	100.0%

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

NONPERFORMING AND RESTRUCTURED ASSETS

The following table summarizes nonperforming and restructured assets.

	December 31,
	2020	2019
	(Dollars in thousands)
Past due 90 days or more and still accruing	$4,802	$11,834
Nonaccrual	37,545	17,965
Restructured	7,784	18,010
Total nonperforming and restructured loans	50,131	47,809
Other real estate owned and repossessed assets	32,480	6,073
Total nonperforming and restructured assets	$82,611	$53,882

Nonperforming and Restructured Assets

During 2020, nonperforming and restructured assets increased $28.7 million to $82.6 million. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.90% and 0.63% of total assets at December 31, 2020 and 2019, respectively.

Nonaccrual loans increased $19.6 million in 2020 due to the impact of the COVID-19 pandemic and low energy prices. The Company’s nonaccrual loans are primarily commercial and agricultural non-real estate and farmland. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.8 million for 2020, $1.7 million for 2019 and $2.3 million for 2018. Only a small amount of this interest is expected to be ultimately collected. Approximately $7.8 million of nonaccrual loans are guaranteed by government agencies as of December 31, 2020.

Restructured loans decreased $10.2 million in 2020 due primarily to the overall improvement in restructured loans. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered troubled debt restructurings whose terms were modified during the period were not considered material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for credit losses. At December 31, 2020, the allowance for credit losses as a percentage of nonperforming and restructured loans was 182.26%, compared to 113.45%, at the end of 2019. The level of nonperforming loans and credit losses could rise over time as a result of adverse economic conditions.

Other real estate owned and repossessed assets totaled $32.5 million at December 31, 2020, compared to $6.1 million at December 31, 2019. Other real estate owned and repossessed assets increased during 2020 primarily due to the loan migration of one commercial real estate property valued at approximately $27.5 million. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense.

Allowance for Credit Losses/Fair Value Adjustments on Acquired Loans

On January 1, 2020, the Company adopted ASC 326, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL. As a result, the Company recorded a decrease to the allowance for credit losses of $3.2 million at January 1, 2020. At December 31, 2020, the allowance for credit losses to total loans represented 1.42% of total loans, compared to 0.96% at December 31, 2019.  The increase in the allowance for credit losses related to reserve build up for expected credit losses stemming from the COVID-19 pandemic and low energy prices.

The overall credit quality of the Company’s loan portfolio has remained strong. Net charge-offs were $22.8 million and $5.4 million for the years ended 2020 and 2019, respectively. The amount of net loan charge-offs is relatively low, equating to 0.35% and 0.10% of average total loans for the years ended December 31, 2020 and 2019, respectively. If unforeseen adverse changes occur in the national or local economy, or in the credit markets, it would be reasonable to expect that the allowance for credit losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

The following table is a break-out of the allowance for credit losses:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$7,035	$5,625
Commercial real estate non-owner occupied	11,842	8,358
Construction and development < 60 months	2,560	2,214
Construction residential real estate < 60 months	627	1,933
Residential real estate first lien	2,570	8,692
Residential real estate all other	2,230	2,767
Farmland	3,136	2,821
Commercial and agricultural non-real estate	32,400	13,462
Consumer non-real estate	3,377	3,252
Oil and gas	17,851	1,883
Other loans	3,182	2,632
Pegasus Bank	4,556	599
Total	$91,366	$54,238

The following table is a break-out of net charge-offs/(recoveries) and the break-out of the percent of average loans in each category:

	2020		2019
	Amount	% of Avg Loans	Amount	% of Avg Loans
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$763	0.01%	$109	—%
Commercial real estate non-owner occupied	3,609	0.06	55	—
Construction and development < 60 months	(64)	—	19	—
Construction residential real estate < 60 months	29	—	230	—
Residential real estate first lien	421	0.01	367	0.01
Residential real estate all other	72	—	2,352	0.04
Farmland	2,055	0.03	7	—
Commercial and agricultural non-real estate	3,204	0.05	1,644	0.03
Consumer non-real estate	918	0.01	775	0.02
Oil and gas	11,245	0.17	—	—
Other loans	158	—	(90)	—
Pegasus Bank	417	0.01	(30)	—
Total	$22,827	0.35%	$5,438	0.10%

The fair value adjustment on BancFirst and Pegasus Bank acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The interest rate component was fully accreted at December 31, 2020 and a $1.7 million premium at December 31, 2019. The credit component of the adjustment was a $1.7 million discount at December 31, 2020 and a $6.8 million discount at December 31, 2019. These fair value adjustments will be accreted to income over the remaining life of the loans. The BancFirst acquired loans outstanding were $6.3 million and $154.7 million, at December 31, 2020 and 2019, respectively. The Pegasus Bank acquired loans were approximately $255.4 million at December 31, 2020 and $339.5 million at December 31, 2019.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $168.9 million and $171.2 million at December 31, 2020 and 2019, respectively.

Other assets includes the cash surrender value of key-man life insurance policies. The balance of cash surrender value of key-man life insurance policies was $80.7 million at December 31, 2020 and $78.2 million at December 31, 2019. In addition, other assets includes approximately $11.1 million in equity interest of a previous borrower in the oil and gas industry, which was received through bankruptcy proceedings in the fourth quarter of 2020. This asset is carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions  for the identical or a similar investment of the same issuer.

Low Income Housing and New Market Tax Credit Commitments

See Note (6) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s low income housing tax credit investments and new market tax credit investments, which are included in other assets on the Company’s balance sheet.

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

Historically, BancFirst has more liquidity than its peers do. This liquidity positions BancFirst to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from BancFirst and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by BancFirst and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2021, BancFirst had approximately $102.1 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2020, BancFirst declared four common stock dividends totaling $44.9 million and two preferred stock dividends totaling $1.9 million. While Pegasus Bank had net income of $4.7 million in 2020, the Company intends to provide additional capital to increase Pegasus Bank’s ability to approve larger loans and allow Pegasus Bank to continue to grow their assets.

Deposits

Total deposits increased $581.1 million to $8.1 billion, an increase of 7.8% in 2020. The increase in deposits during 2020 was primarily related to deposits of proceeds from the PPP and inflow of existing customer deposits. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.2% and 98.4% at December 31, 2020 and 2019, respectively. Noninterest-bearing deposits to total deposits were 47.0% at December 31, 2020, compared to 39.5% at December 31, 2019.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Average Balances
Demand deposits	$3,503,187	$2,709,510
Interest-bearing transaction deposits	744,632	751,140
Savings deposits	3,273,903	2,782,086
Time deposits	695,637	690,636
Total deposits	$8,217,359	$6,933,372

PERCENTAGE OF TOTAL AVERAGE DEPOSITS AND AVERAGE RATES PAID

	2020		2019
	% of Total	Rate	% of Total	Rate
Demand deposits	42.63%		39.08%
Interest-bearing transaction deposits	9.06	0.13%	10.83	0.34%
Savings deposits	39.84	0.29	40.13	1.41
Time deposits	8.47	1.24	9.96	1.59
Total deposits	100.00%		100.00%
Average rate paid on interest-bearing deposits		0.39%		1.25%

MATURITY OF TIME DEPOSITS

The following table shows the maturity of time deposits greater than $250,000:

December 31, 2020
(Dollars in thousands)
Three months or less	$33,212
Over three months through six months	27,026
Over six months through twelve months	56,452
Over twelve months	26,206
Total	$142,896

At December 31, 2020, 81.7% of the Company’s time deposits greater than $250,000 mature in one year or less.

Short-Term Borrowings

See Note (9) of the Notes to Consolidated Financial Statements for a discussion of short-term borrowings.

Lines of Credit

See Note (10) of the Notes to Consolidated Financial Statements for a discussion of the Company’s lines of credit.

Capital Resources

Stockholders’ equity totaled $1.1 billion at December 31, 2020, compared to $1.0 billion at December 31, 2019. In addition to net income of $99.6 million, other changes in stockholders’ equity during the year ended December 31, 2020 included $1.8 million related to common stock issuances, $1.5 million related to stock-based compensation, $2.3 million change in accounting principle related to CECL and a $4.0 million increase in other comprehensive income, that were partially offset by $43.1 million in dividends and $3.1 million in common stock repurchases. The Company’s average stockholders’ equity to average assets for 2020 was 11.17%

compared to 12.06% for 2019. The Company’s leverage ratio and total risk-based capital ratios at December 31, 2020 were well in excess of the regulatory requirements. Banking institutions are generally expected to maintain capital well above the minimum levels. Junior subordinated debentures are included in BancFirst Corporation’s Tier I capital.

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

The Company has had a Stock Repurchase Program (the “SRP”) since November 1999. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2020, there were 62,782 shares remaining that could be repurchased under the SRP. For the year ended December 31, 2020, the Company repurchased 59,284 shares of its common stock for $3.1 million at an average price of $52.26 per share under the SRP. For the year ended December 31, 2019, the Company repurchased 26,670 shares of its common stock for $1.6 million at an average price of $60.04 per share under the SRP. For the year ended December 31, 2018, the Company repurchased 151,264 shares of its common stock for $7.9 million at an average price of $52.32 per share under the SRP.

Future dividend payments will be determined by the Company’s Board of Directors considering the earnings, financial condition and capital needs of the Company, BancFirst, and Pegasus Bank, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2021.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

Liquidity Risk and Off-Balance Sheet Arrangements

Liquidity is the ability to meet financial obligations through the maturity or sale of existing assets or the acquisition of additional funds. Various financial obligations, including contractual obligations and commercial commitments, may require future cash payments by the Company. Certain obligations are recognized on the Consolidated Balance Sheets, while others are off-balance sheet under U.S. generally accepted accounting principles. The Company currently has junior subordinated debentures, operating lease payments, time deposit payments and low income housing partnership commitments. The Company’s time deposits require the majority of cash obligations in the next twelve months. The Company’s junior subordinated debentures mature on March 31, 2034. The Company has consistently generated positive net income and the Company currently expects to have positive net income for 2021. Management does not currently know of any trends that would cause the Company to be unable to provide for current obligations in the next twelve months.

Refer to Notes 6, 8, 11, 19 and 20 to the consolidated financial statements for further information regarding these contractual obligations.

The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit, which involve elements of credit and interest-rate risk to varying degrees. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument’s contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the balance sheet. The Company had $1.8 billion and $1.6 billion in loan commitments at December 31, 2020 and 2019, respectively. The Company had $96.3 million and $64.7 million in stand-by letters of credit at December 31, 2020 and 2019, respectively. Loan commitments are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments generally have fixed expiration dates or other termination clauses. Since many of the instruments are expected to expire without being drawn upon, the total amounts do not necessarily represent commitments that will be funded in the future.

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

The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities. This analysis indicates that the Company’s position is asset-sensitive, with a positive gap of $611 million for the zero to 12-month interval at December 31, 2020, which was 7.69% of total assets, compared to a positive gap of $172 million for the zero to 12-month interval at December 31, 2019, which was 2.30% of total assets.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

As of December 31, 2020, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 1.10% and 2.91%, respectively, relative to the base case over the next 12 months.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2020.

	Avg.	Expected Maturity / Principal Repayments at December 31,
	Rate	2021	2022	2023	2024	2025	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans	4.85%	$2,904,975	$1,194,924	$779,546	$516,355	$489,868	$508,838	$6,394,506	$6,439,169
Debt securities	1.57	340,559	39,953	91,594	31,641	1,304	40,202	545,253	555,216
Federal funds sold and interest-bearing deposits	0.39	1,336,394	—	—	—	—	—	1,336,394	1,336,394
Interest Sensitive Liabilities
Savings and transaction deposits	0.26	3,600,820	—	—	—	—	—	3,600,820	3,612,797
Time deposits	1.17	489,398	100,196	41,245	23,696	18,419	30	672,984	678,309
Short-term borrowings	0.30	1,100	—	—	—	—	—	1,100	1,100
Junior subordinated debentures	7.31	—	—	—	—	—	26,804	26,804	30,535
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	3,115
Letters of credit		—	—	—	—	—	—	—	722

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Notes 1 and 5 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020, due to the adoption of Topic 326, Financial Instruments – Credit Losses.  As discussed below, the allowance for credit losses is considered a critical audit matter.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit losses - Loans

Description of the Matter

As more fully described in Note 1 to the financial statements, the allowance for credit losses (ACL) is an estimate of lifetime expected credit losses for loans. The estimate of ACL considers historic credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation.

The Company measures expected credit losses of loans on a pool basis when the loans share similar characteristics. Historical loss rates are analyzed and applied to their respective loan segments comprised of loans not subject to individual evaluation. The Company elected to utilize a methodology known as vintage loss analysis for substantially all of its loan portfolio. Vintage loss analysis measures impairment based on the age of the accounts and the historical asset performance of assets with similar risk characteristics.  Vintage loss analysis accounts for expected losses by calculating the cumulative loss rates of a given loan pool over the expected pool’s life.  Historical loss rates are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition, as well as for certain known model limitations.  Forecast factors are developed based on information obtained from external sources, as well as consideration of other internal information, and are included in the ACL model for a reasonable and supportable forecast period, with loss factors reverting back to historic loss rates. Management continually re-evaluates the other subjective and forecast factors included in its ACL analysis.

We identified the valuation of the ACL as a critical audit matter.  The primary reason for our determination that the ACL is a critical audit matter is that auditing the estimated ACL involved significant judgment and complex review.  Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s model selections, segmentation, weighted average life calculations, assessment of economic conditions, and other environmental factors and assessment of forecast factors.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process for establishing the ACL, which involves a high degree of subjectivity. We evaluated management's process to assess economic conditions and other environmental factors, evaluated the adequacy of specific allowances associated with individually evaluated loans, and appropriateness of loan grades and other data used to calculate and estimate the various components of the ACL.

Our primary audit procedures related to the ACL and adoption of Topic 326 included the following, among others:

•

Testing the design and operating effectiveness of controls, including those related to technology, over the  ACL, including data completeness and accuracy; classifications of loans by loan pool; verification of historical net loss data and calculated net loss rates; the establishment of qualitative and economic forecast adjustments, loan grades, and risk classification of loans; and establishment of specific allowances associated with individually evaluated loans;

•	Testing of completeness and accuracy of the information utilized in ACL;
•	Testing the model's computational accuracy;
•	Evaluating the relevance and reliability of data and assumptions used in the estimate;
•

Evaluating the qualitative and economic forecast adjustments to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions, including consideration of the impact of COVID-19;

•	Testing the internal loan review function and evaluating the reasonableness of loan grades and specific impairments, if any;
•	Assessing the reasonableness of specific allowances associated with individually evaluated loans.

We have served as the Company's auditor since 2013.

/s/ BKD, LLP

Oklahoma City, Oklahoma

February 26, 2021

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2020	2019
ASSETS
Cash and due from banks	$280,518	$222,043
Interest-bearing deposits with banks	1,336,394	1,646,238
Federal funds sold	—	1,000
Debt securities held for investment (fair value: $2,984 and $1,903, respectively)	2,964	1,903
Debt securities available for sale at fair value	552,232	489,723
Loans held for sale	53,719	11,001
Loans (net of unearned interest)	6,394,506	5,662,143
Allowance for credit losses	(91,366)	(54,238)
Loans, net of allowance for credit losses	6,303,140	5,607,905
Premises and equipment, net	261,677	206,275
Other real estate owned	32,179	5,607
Intangible assets, net	18,999	22,608
Goodwill	149,922	148,604
Accrued interest receivable and other assets	220,613	202,851
Total assets	$9,212,357	$8,565,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,790,900	$2,956,370
Interest-bearing	4,273,804	4,527,265
Total deposits	8,064,704	7,483,635
Short-term borrowings	1,100	1,100
Accrued interest payable and other liabilities	51,864	49,230
Junior subordinated debentures	26,804	26,804
Total liabilities	8,144,472	7,560,769
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,719,852 and 32,694,268, respectively	32,720	32,694
Capital surplus	156,574	153,353
Retained earnings	871,161	815,488
Accumulated other comprehensive income, net of income tax of $2,513 and $1,187, respectively	7,430	3,454
Total stockholders' equity	1,067,885	1,004,989
Total liabilities and stockholders' equity	$9,212,357	$8,565,758

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
INTEREST INCOME
Loans, including fees	$311,987	$291,519	$263,093
Debt securities:
Taxable	8,591	13,308	8,808
Tax-exempt	487	458	609
Federal funds sold	—	4	291
Interest-bearing deposits with banks	6,049	31,368	30,403
Total interest income	327,114	336,657	303,204
INTEREST EXPENSE
Deposits	18,472	52,738	40,462
Short-term borrowings	8	32	95
Junior subordinated debentures	1,966	1,966	2,171
Total interest expense	20,446	54,736	42,728
Net interest income	306,668	281,921	260,476
Provision for credit losses	62,648	8,287	3,802
Net interest income after provision for credit losses	244,020	273,634	256,674
NONINTEREST INCOME
Trust revenue	13,130	13,599	12,829
Service charges on deposits	74,438	76,581	70,847
Securities transactions (includes accumulated other comprehensive income reclassifications of $0, $0 and $9, respectively)	(389)	812	47
Income from sales of loans	6,067	3,619	2,902
Insurance commissions	20,996	20,296	18,926
Cash management	15,411	16,866	13,123
Gain/(loss) on sale of other assets	130	(39)	575
Other	7,439	5,495	5,950
Total noninterest income	137,222	137,229	125,199
NONINTEREST EXPENSE
Salaries and employee benefits	164,727	153,024	139,547
Occupancy, net	16,421	12,704	13,491
Depreciation	14,609	12,623	10,537
Amortization of intangible assets	3,815	3,366	3,009
Data processing services	6,753	5,843	4,956
Net (income)/expense from other real estate owned	(1,531)	(785)	239
Marketing and business promotion	6,996	8,554	8,028
Deposit insurance	2,081	1,143	2,427
Other	43,859	44,829	39,887
Total noninterest expense	257,730	241,301	222,121
Income before taxes	123,512	169,562	159,752
Income tax expense	23,926	34,683	33,938
Net income	$99,586	$134,879	$125,814
NET INCOME PER COMMON SHARE
Basic	$3.05	$4.13	$3.85
Diluted	$3.00	$4.05	$3.76
OTHER COMPREHENSIVE GAIN/(LOSS)
Unrealized gains/(losses) on securities, net of tax of $(1,326), $(1,918) and $139, respectively	$3,976	$5,593	$(423)
Reclassification adjustment for gains included in net income, net of tax of $0, $0 and $2, respectively	—	—	(7)
Other comprehensive gain/(loss), net of tax of $(1,326), $(1,918) and $141, respectively	3,976	5,593	(430)
Comprehensive income	$103,562	$140,472	$125,384

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	32,694,268	$32,694	32,603,926	$32,604	31,894,563	$31,895
Shares issued for stock options	84,868	85	117,012	117	127,816	127
Shares issued for acquisitions	—	—	—	—	732,811	733
Shares acquired and canceled	(59,284)	(59)	(26,670)	(27)	(151,264)	(151)
Issued at end of period	32,719,852	$32,720	32,694,268	$32,694	32,603,926	$32,604
CAPITAL SURPLUS
Balance at beginning of period		$153,353		$149,709		$107,481
Common stock issued for stock options		1,705		2,367		2,111
Common stock issued for acquisitions		—		—		38,765
Stock-based compensation arrangements		1,516		1,277		1,352
Balance at end of period		$156,574		$153,353		$149,709
RETAINED EARNINGS
Balance at beginning of period		$815,488		$722,615		$638,580
Net income		99,586		134,879		125,814
Cumulative effect of change in accounting principle, net of tax of $925 in 2020 (Note 1)		2,270		—		(618)
Dividends on common stock ($1.32, $1.24 and $1.02 per share, respectively)		(43,144)		(40,432)		(33,398)
Common stock acquired and canceled		(3,039)		(1,574)		(7,763)
Balance at end of period		$871,161		$815,488		$722,615
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains/(losses) on securities:
Balance at beginning of period		$3,454		$(2,139)		$(2,327)
Net change		3,976		5,593		(430)
Cumulative effect of change in accounting principle		—		—		618
Balance at end of period		$7,430		$3,454		$(2,139)
Total stockholders’ equity		$1,067,885		$1,004,989		$902,789

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,586	$134,879	$125,814
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	62,648	8,287	3,802
Depreciation and amortization	18,424	15,989	13,546
Net amortization of securities premiums and discounts	(94)	(4,282)	(421)
Realized securities losses (gains)	389	(812)	(47)
Gain on sales of loans	(6,067)	(3,619)	(2,902)
Cash receipts from the sale of loans originated for sale	415,589	238,324	187,461
Cash disbursements for loans originated for sale	(430,653)	(237,543)	(186,632)
Deferred income tax (benefit) provision	(9,491)	1,148	3,155
Gain on other assets	(2,345)	(1,372)	(596)
(Increase)/decrease in interest receivable	(325)	887	(3,390)
(Decrease)/increase in interest payable	(1,641)	(17)	1,179
Amortization of stock-based compensation arrangements	1,516	1,277	1,352
Excess tax benefit from stock-based compensation arrangements	(500)	(928)	(1,112)
Other, net	7,305	6,740	(1,199)
Net cash provided by operating activities	154,341	158,958	140,010
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	18,397	77,672	6,248
Net decrease/(increase) in federal funds sold	1,000	(1,000)	23,548
Purchases of held for investment debt securities	(1,395)	(1,010)	(225)
Purchases of available for sale debt securities	(605,069)	(174,090)	(465,684)
Proceeds from maturities, calls and paydowns of held for investment debt securities	561	535	1,089
Proceeds from maturities, calls and paydowns of available for sale debt securities	547,729	508,293	126,909
Proceeds from sales of available for sale debt securities	—	—	31,285
Purchase of equity securities	(811)	(3,966)	(3,190)
Proceeds from paydowns and sales of equity securities	445	2,178	1,484
Net change in loans	(798,024)	(310,053)	49,354
Purchases of premises, equipment and computer software	(66,446)	(27,054)	(51,863)
Purchase of tax credits	(2,200)	(29,025)	(8,864)
Other, net	7,820	7,867	(3,890)
Net cash (used in) provided by investing activities	(897,993)	50,347	(293,799)
FINANCING ACTIVITIES
Net change in deposits	536,063	274,218	(139,510)
Net change in short-term borrowings	—	(575)	775
Proceeds from long-term borrowings	3,000	—	—
Paydown of long-term borrowings	(3,000)	—	—
Issuance of common stock in connection with stock options, net	1,790	2,484	2,238
Common stock acquired	(3,098)	(1,601)	(7,914)
Redemption of Junior Subordinated debentures	—	—	(5,155)
Cash dividends paid	(42,472)	(39,805)	(30,265)
Net cash provided by (used in) financing activities	492,283	234,721	(179,831)
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(251,369)	444,026	(333,620)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,868,281	1,424,255	1,757,875
Cash, due from banks and interest-bearing deposits at the end of the period	$1,616,912	$1,868,281	$1,424,255
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,056	$54,602	$41,549
Cash paid during the period for income taxes	$26,525	$30,975	$27,952
Noncash investing and financing activities:
Stock issued in acquisitions	$—	$—	$39,498
Cash consideration for acquisitions	$2,861	$123,457	$24,722
Fair value of assets acquired in acquisitions	$47,838	$729,378	$377,320
Liabilities assumed in acquisitions	$45,040	$605,921	$338,860
Unpaid common stock dividends declared	$11,125	$10,453	$9,826

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., BancFirst Risk & Insurance Company (consolidated financials include a full year of operations for BancFirst Risk & Insurance Company; however it was dissolved as of December 31, 2020), Pegasus Bank, and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate Inc., BFTower, LLC, BFC-PNC LLC, and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts from 2019 and 2018 have been reclassified to conform to the 2020 presentation. These reclassifications were not material to the Company’s financial statements.

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

Securities

The Company invests in debt securities. Any sales of debt securities are for the purpose of executing the Company’s asset/liability management strategy, eliminating a perceived credit risk in a specific security or providing liquidity. Debt securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated fair value. Unrealized gains or losses on debt securities available for sale are reported as a component of stockholders’ equity, net of income tax. Gains or losses from sales of debt securities are based upon the book values of the specific debt securities sold. Debt securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method. The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the period of time the security has been in an unrealized loss position, and performance of any underlying collateral and adverse conditions specifically related to the security. The Company does not consider the unrealized position of its debt securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material. The Company does not engage in securities trading activities.

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

Prior to the adoption of ASC 326, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2020, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loans originated within the Company are stated at the principal amount outstanding, net of unearned interest, loan fees and allowance for credit losses. Interest on all performing loans is recognized, on a simple interest basis, based upon the principal amount outstanding. See Note (5) for loan disclosures.

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

Acquired Loans

Loans acquired through business combinations are required to be carried at fair value as of the date of the combination. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. An allowance for credit loss is recorded for these acquired loans depending on whether the acquired loans are purchase credit deteriorated or non-purchase credit deteriorated. An allowance for credit loss for non-purchase credit deteriorated loans is determined and recorded in a manner consistent with originated loans. That is, the allowance for credit loss is calculated based on the loan’s amortized cost basis (i.e., the acquisition date fair value in a business combination) and is established through a charge to provision expense at the acquisition date. An allowance for credit loss for purchase credit deteriorated loans is recorded as an adjustment to the loans, in addition to the fair value amount recorded, as of the acquisition date, and not through provision expense. The acquisition date fair value plus the allowance for credit loss equals the loans new amortized cost basis as of the acquisition date. The difference between the new amortized cost basis and the unpaid principal balance of the loan represents the non-credit purchase discount/premium recorded. The difference between the fair value of loans which do not have specific evidence of deterioration of credit quality since origination and their principal balance is recognized in interest income on a level-yield method over the life of the loans. For loans which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments (as determined by the present value of expected future cash flows), the difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized in interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as yield adjustments or as loss accruals or valuation allowances. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairments. Any probable loss due to subsequent credit deterioration of the loans since acquisition is provided for in the allowance for credit losses.

Loans Held For Sale

The Company originates mortgage loans to be sold. At the time of origination, the acquiring bank has already been determined and the terms of the loan, including the interest rate, have already been set by the acquiring bank allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination. Loans held for sale are carried at the lower of cost or fair value. Gains or losses recognized upon the sale of the loans are determined on a specific identification basis. The Company does not sell residential mortgage loans with recourse other than obligations under standard representations and warranties or for fraud. These obligations relate to loan performance for the life of the loan. The amount of loans repurchased since the inception of the program is not considered to be material, and therefore, no reserve has been required. At December 31, 2020, loans held for sale included loans at its Hugo, Oklahoma branch that it has entered into an agreement to sell to AmeriState Bank in Atoka, Oklahoma.

Allowance for Credit Losses

The allowance for credit losses is a valuation account that is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The allowance for credit losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The allowance is estimated using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as the political, legal, and regulatory environment, technology and consumer preferences. Historical loss information is also adjusted for reasonable and supportable changes in national and local economic conditions. If a loan is individually evaluated a specific allowance is provided, if necessary, so that the loan is reported net, at the fair value of collateral. Interest payments on collateral dependent loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Loans, or portions thereof, are charged off when deemed uncollectible.

Prior to the adoption of ASC 326, the allowance for credit losses on loans was a contra-asset valuation account established through a provision for loan losses charged to expense, which represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. The allowance for credit losses on loans included allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Loans were reported as impaired when, based on then current information and events, it was probable we would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment was evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan was impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured, in which case interest was recognized on a cash basis. Impaired loans, or portions thereof, were charged off when deemed uncollectible.

Nonaccrual Policy

A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is not probable. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expense and is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred while improvements are capitalized. Premises and equipment is tested for impairment if events or changes in circumstances occur that indicate that the carrying amount of any premises and equipment may not be recoverable. Impairment losses are measured by comparing the fair values of the premises and equipment with their recorded amounts. Premises that are identified to be sold are transferred to other real estate owned at the lower of their carrying amounts or their fair values less estimated costs to sell. Any losses on premises identified to be sold are charged to operating expense. When premises and equipment are transferred to other real estate owned, sold, or otherwise retired, the cost and applicable accumulated depreciation are removed from the respective accounts and any resulting gains or losses are reported in the statement of comprehensive income. Construction in progress includes all the costs of construction associated with the building of fixed long-term assets and is included in premises and equipment, net as an asset. When construction is completed, the asset is reclassified as buildings or leasehold improvements and depreciated over its applicable useful life.

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

Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Losses arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for credit losses. Any losses on premises identified to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Losses from declines in value of the properties subsequent to classification as other real estate owned are charged to operating expense.

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment, or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2020 were $3.3 million. Advertising costs for the years ended December 31, 2019 and 2018 were $3.8 million and $3.5 million, respectively.

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

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Operating results for periods from January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies described in our 2019 Form 10-K. The Company recorded a net increase to retained earnings of $2.3 million, net of tax of $925,000, as of January 1, 2020 for the cumulative effect of adopting ASC 326. The Company’s results of operations were materially affected due to the increase in provisions related to the adoption of ASC 326 and the impact to the Company’s cash flows was not material.

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

	January 1, 2020
	As Reported Under ASC 326	Pre ASC 326 Adoption	Impact of ASC 326 Adoption
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$2,819	$5,625	$(2,806)
Commercial real estate non-owner occupied	2,851	8,358	(5,507)
Construction and development < 60 months	1,158	2,214	(1,056)
Construction residential real estate < 60 months	1,155	1,933	(778)
Residential real estate first lien	4,861	8,692	(3,831)
Residential real estate all other	1,359	2,767	(1,408)
Farmland	1,413	2,821	(1,408)
Commercial and agricultural non-real estate	26,657	13,462	13,195
Consumer non-real estate	2,630	3,252	(622)
Oil and gas	537	1,883	(1,346)
Other loans	2,516	2,632	(116)
Pegasus Bank	3,087	599	2,488
Allowance for credit losses on loans	$51,043	$54,238	$(3,195)

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts. Accrued interest receivable totaled $26.0 million at December 31, 2020 and $24.5 million at December 31, 2019 and was reported in accrued interest receivable and other assets on the consolidated balance sheets. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Interest income is accrued on the unpaid principal balance using the simple-interest method on the daily balances of the principal amounts outstanding.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. In connection with our adoption of ASC 326, changes were made to our primary portfolio segments to align with the methodology applied in determining the allowance under CECL. The Company has identified the following portfolio segments, which includes the applicable weighted average remaining life, and measures the allowance for credit losses using the vintage loss analysis adjusted for qualitative factors:

Loan Segment	Life (in years)
BancFirst
Real estate:
Commercial real estate owner occupied	9
Commercial real estate non-owner occupied	6
Construction and development < 60 months	3
Construction residential real estate < 60 months	1
Residential real estate first lien	13
Residential real estate all other	6
Farmland	12
Commercial and agricultural non-real estate	3
Consumer non-real estate	4
Oil and gas	1
Other loans	8
Pegasus Bank	4

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

Commercial and agricultural non-real estate. Commercial and agricultural non-real estate represent loans for working capital, facilities acquisition or expansion, purchase of equipment and other needs of commercial customers primarily located within Oklahoma. Loans in this category include commercial and industrial, agriculture and state and political subdivisions.

Consumer non-real estate. Consumer loans are loans to individuals for household, family and other personal expenditures. Commonly, such loans are made to finance purchases of consumer goods, such as automobiles, boats, household goods, vacations and education.

Oil and gas. Oil and gas loans represent loans for producing oil and gas properties and any other mineral interests that may be pumped, mined, quarried or otherwise extracted from the earth primarily located within Oklahoma.

Other loans. Other loans consist of loans approved by the Small Business Administration (“SBA”), which include loans funded through the Paycheck Protection Program (“PPP”). Since PPP loans are fully guaranteed by the SBA, there is no expected credit loss related to these loans.

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

Allowance for Credit Losses - Available-for-Sale Debt Securities: The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the period of time the security has been in an unrealized loss position, and performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2020 and December 31, 2019 approximately 95% of the available for sale debt securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies. The Company does not consider the unrealized loss position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material.

PPP Fee Income Policy: The PPP, established as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, provides that the SBA will pay processing fees of up to 5% to lenders based on the volume of the PPP loans disbursed. The fee is based on the balance of each PPP loan outstanding at the time of full disbursement. As of December 31, 2020, the Company had received approximately $30.2 million in processing fees from the SBA. The unamortized balance of these fees on each loan is reported on the Company's balance sheet as part of the loan balance to which it relates and is recognized over the remaining life of the loan as an adjustment of yield. Upon notification from the SBA of the amount of the PPP loan to be forgiven the acceleration of recognition of deferred loan fee will occur for the percentage of the loan forgiven.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications by Financial Institutions provides temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to the Coronavirus Disease 2019 (“COVID-19”) that are offered by financial institutions.

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

As of December 31, 2020, the Company has identified $81.7 million in loans that have been modified according to the CARES Act terms. As of December 31, 2020, these loans have not been deemed nonaccrual loans.

On March 5, 2020 the Company purchased approximately $47.8 million in total assets, which included $22.9 million in loans, and assumed approximately $45.0 million in deposits and certain other obligations of The Citizens State Bank of Okemah, Oklahoma (“Citizens”) for a purchase price of $2.9 million. As a result of the purchase, the Company recorded a core deposit intangible of approximately $206,000 and goodwill of approximately $1.3 million. The effect of this purchase was included in the consolidated financial statements of the Company from the date of purchase forward. The purchase did not have a material effect on the Company’s consolidated financial statements. Citizens was an Oklahoma state-chartered bank with banking locations in Okemah and Paden, Oklahoma. These banking locations became branches of BancFirst.

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

The BancFirst Tower will remain an income producing property as approximately 55% is currently, and is intended to continue to be, leased to outside tenants. BancFirst Tower will allow the Company to consolidate operations from three locations to one and will improve operational efficiencies. Upon consolidation, the Company expects to occupy approximately 35% of BancFirst Tower, resulting in approximately 90% total occupancy. Renovations on BancFirst Tower are expected to be completed by the fourth quarter of 2022 and are expected to cost approximately $70 million. The renovation costs include substantial deferred maintenance including HVAC, plumbing, electrical, elevators, building skin and roof while also including much needed improvements to both the interior and exterior common areas including the lobby, underground and outdoor plaza. The Company started depreciating certain components of the renovation in December 2019 and has started depreciating other components of the renovation as they are put into service. The Company estimates spending approximately $10 million on tenant improvements for the approximate 165,000 square feet that the Company will occupy. The total purchase price, renovation costs, and Company tenant improvement costs were determined to be favorable to other alternatives, such as constructing a new corporate headquarter or leasing space. On December 14, 2018, BFTower LLC, purchased a 42.6% ownership interest in SFPG, LLC, which is the owner of a parking garage adjacent to BancFirst Tower.  During 2020, BFTower LLC increased its ownership interest in SFPG, LLC to 49%.  The total amount paid for the interest in SFPG, LLC was $11.3 million. In addition, on December 31, 2019, BFTower LLC, purchased a 50% ownership interest in ParcFirst@Bricktown, LLC, which is the owner of an outdoor surface parking lot in close proximity to BancFirst Tower, for $1.5 million.

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

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell federal funds to certain of these institutions on an overnight basis. At December 31, 2020 and 2019, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and funds on deposit with the Federal Reserve Bank, which is included in the table below.

On March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, effectively eliminating reserve requirements for all depository institutions.  Prior to this date, the Company was required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of required reserves for December 31, 2019 is included in the following table:

	December 31,
	2020	2019
	(Dollars in thousands)
Vault cash and funds on deposit with the Federal Reserve Bank	$1,429,410	$1,738,523
Average required reserves	—	63,842

(4) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2020
Mortgage backed securities (1)	$59	$3	$—	$62
States and political subdivisions	2,405	18	(1)	2,422
Other securities	500	—	—	500
Total	$2,964	$21	$(1)	$2,984
December 31, 2019
Mortgage backed securities (1)	$93	$4	$—	$97
States and political subdivisions	1,310	1	(5)	1,306
Other securities	500	—	—	500
Total	$1,903	$5	$(5)	$1,903

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2020
U.S. treasuries	$465,416	$9,820	$—	$475,236
U.S. federal agencies	19,697	1	(60)	19,638
Mortgage backed securities (1)	15,268	428	—	15,696
States and political subdivisions	28,571	377	—	28,948
Asset backed securities	13,337	—	(623)	12,714
Total	$542,289	$10,626	$(683)	$552,232
December 31, 2019
U.S. treasuries	$409,488	$4,974	$(13)	$414,449
U.S. federal agencies	23,039	23	(38)	23,024
Mortgage backed securities (1)	16,941	128	(64)	17,005
States and political subdivisions	22,294	282	(45)	22,531
Asset backed securities	13,320	—	(606)	12,714
Total	$485,082	$5,407	$(766)	$489,723

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.

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

	December 31,
	2020		2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$807	$809	$300	$300
After one year but within five years	2,091	2,110	1,058	1,055
After five years but within ten years	65	64	543	546
After ten years	1	1	2	2
Total	$2,964	$2,984	$1,903	$1,903
Available for Sale
Contractual maturity of debt securities:
Within one year	$339,752	$341,102	$186,373	$186,539
After one year but within five years	162,401	171,135	252,519	257,430
After five years but within ten years	3,753	3,910	5,873	6,008
After ten years	36,383	36,085	40,317	39,746
Total debt securities	$542,289	$552,232	$485,082	$489,723

The following is a detail of proceeds from sales and realized securities losses, on available for sale debt securities:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Proceeds	$—	$—	$31,285
Gross losses realized	—	—	109

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

The following table is a summary of the Company’s book value of debt securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	December 31,
	2020	2019
	(Dollars in thousands)
Book value of pledged securities	$490,833	$445,702

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2020 and 2019 respectively:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2020
Held for Investment
States and political subdivisions	$119	$1	$—	$—	$119	$1
Total	$119	$1	$—	$—	$119	$1
Available for Sale
U.S. federal agencies	$12,236	$41	$2,184	$19	$14,420	$60
Asset backed securities	—	—	12,714	623	12,714	623
Total	$12,236	$41	$14,898	$642	$27,134	$683
December 31, 2019
Held for Investment
Mortgage backed securities	$—	$—	$3	$—	$3	$—
States and political subdivisions	1,016	5	—	—	1,016	5
Total	$1,016	$5	$3	$—	$1,019	$5
Available for Sale
U.S. treasuries	$8,999	$10	$19,988	$3	$28,987	$13
U.S. federal agencies	10,362	19	2,700	19	13,062	38
Mortgage backed securities	15,165	64	—	—	15,165	64
States and political subdivisions	3,890	45	—	—	3,890	45
Asset backed securities	—	—	12,714	606	12,714	606
Total	$38,416	$138	$35,402	$628	$73,818	$766

Management has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of December 31, 2020 and 2019, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no significant impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(5) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

In connection with our adoption of ASC 326, changes were made to our primary portfolio segments to align with the methodology applied in determining the allowance under CECL. Loans held for investment are summarized by portfolio segment as follows:

	December 31,
	2020	2019
	Amount	Amount
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$641,987	$621,188
Commercial real estate non-owner occupied	971,158	851,200
Construction and development < 60 months	229,615	287,138
Construction residential real estate < 60 months	206,195	189,480
Residential real estate first lien	853,316	834,849
Residential real estate all other	168,081	187,647
Farmland	252,958	246,988
Commercial and agricultural non-real estate	1,159,810	1,315,005
Consumer non-real estate	355,405	359,529
Oil and gas	179,355	184,399
Other loans (2)	822,078	154,015
Pegasus Bank	554,548	430,705
Total loans (1)	$6,394,506	$5,662,143
(1) Excludes accrued interest receivable of $26.0 million at December 31, 2020 and $24.5 million at December 31, 2019, that is recorded in accrued interest receivable and other assets.
(2) Includes PPP loans of $652.7 million, net of unamortized processing fees of $14.5 million at December 31, 2020.

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

BancFirst’s commercial and agricultural non-real estate and oil and gas loan categories include upstream and midstream energy loans and loans to companies that provide ancillary services to the energy industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these upstream energy loans was approximately $191 million at December 31, 2020 and approximately $189 million at December 31, 2019. The balance of midstream energy loans was approximately $50 million at December 31, 2020 and approximately $41 million at December 31, 2019. The balance of the ancillary services energy loans was approximately $59 million at December 31, 2020 and approximately $90 million at December 31, 2019.

Pegasus Bank’s loans are mostly to customers within Texas and approximately $272 million or 49% of the loans are secured by real estate at December 31, 2020. Pegasus Bank’s commercial and agricultural non-real estate loans were approximately $262 million at December 31, 2020, and approximately $172 million at December 31, 2019. Pegasus Bank’s commercial and agricultural non-real estate loan category includes upstream energy loans and loans to companies that provide ancillary services to the energy industry, such as transportation, preparation contractors and equipment manufacturers. The balance of upstream energy loans was approximately $107 million at December 31, 2020 and approximately $57 million at December 31, 2019. The balance of midstream energy loans was approximately $11 million at December 31, 2020 and zero at December 31, 2019. The balance of the ancillary services energy loans was approximately $13 million at December 31, 2020 and approximately $7 million at December 31, 2019.

As of December 31, 2020, the Company had $652.7 million in PPP loans held for investment, net of unamortized processing fees of $14.5 million. Through December 31, 2020, $15.6 million of processing fees were recognized as interest income.

Troubled Debt Restructurings, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of troubled debt restructurings and other real estate owned and repossessed assets:

	December 31,
	2020	2019
	(Dollars in thousands)
Troubled debt restructurings	$7,784	$18,010
Other real estate owned and repossessed assets	$32,480	$6,073

The Company charges interest on principal balances outstanding on troubled debt restructurings during deferral periods. The current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings were not considered to be material.

During 2020, the Company sold property held in other real estate owned for a total gain of $2.4 million compared to gains of $1.4 million in 2019 and $23,500 in 2018.

At December 31, 2020, the Company’s principal subsidiary bank, BancFirst, had approximately $21.6 million in loans at its Hugo, Oklahoma branch that it has entered into an agreement to sell to AmeriState Bank in Atoka, Oklahoma. Accordingly, as of December 31, 2020, the Company has transferred $21.6 million from loans held for investment (net of unearned interest) to loans held for sale.

Nonaccrual loans

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.8 million in 2020, $1.7 million in 2019 and $2.3 million in 2018.

Approximately $7.8 million of nonaccrual loans are guaranteed by government agencies as of December 31, 2020.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

December 31, 2020
(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$1,404
Commercial real estate non-owner occupied	4,719
Construction and development < 60 months	95
Construction residential real estate < 60 months	—
Residential real estate first lien	3,615
Residential real estate all other	1,362
Farmland	7,901
Commercial and agricultural non-real estate	12,782
Consumer non-real estate	268
Oil and gas	—
Other loans	5,399
Pegasus Bank	—
Total	$37,545

December 31, 2019
(Dollars in thousands)
BancFirst
Real estate:
Non-residential real estate owner occupied	$2,275
Non-residential real estate other	1,815
Residential real estate permanent mortgage	1,206
Residential real estate other	3,060
Non-consumer non-real estate	2,915
Consumer other	264
Other loans	1,083
Acquired loans	4,496
Pegasus Bank	851
Total	$17,965

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
	(Dollars in thousands)
As of December 31, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$1,096	$108	$1,164	$2,368	$639,619	$641,987	$—
Commercial real estate non-owner occupied	323	—	34	357	970,801	971,158	35
Construction and development < 60 months	511	86	—	597	229,018	229,615	—
Construction residential real estate < 60 months	1,106	—	282	1,388	204,807	206,195	282
Residential real estate first lien	5,428	1,463	2,978	9,869	843,447	853,316	945
Residential real estate all other	520	55	1,606	2,181	165,900	168,081	384
Farmland	1,297	344	6,223	7,864	245,094	252,958	135
Commercial and agricultural non-real estate	2,788	1,794	4,345	8,927	1,150,883	1,159,810	465
Consumer non-real estate	2,154	501	534	3,189	352,216	355,405	386
Oil and gas	—	—	—	—	179,355	179,355	—
Other loans	951	1,223	6,618	8,792	813,286	822,078	2,170
Pegasus Bank	—	—	—	—	554,548	554,548	—
Total	$16,174	$5,574	$23,784	$45,532	$6,348,974	$6,394,506	$4,802

As of December 31, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$1,600	$967	$5,159	$7,726	$699,690	$707,416	$3,799
Non-residential real estate other	971	—	1,228	2,199	1,134,976	1,137,175	—
Residential real estate permanent mortgage	4,705	973	2,215	7,893	332,679	340,572	1,660
Residential real estate other	4,496	1,028	2,541	8,065	912,767	920,832	549
Non-consumer non-real estate	2,290	1,446	1,763	5,499	1,448,894	1,454,393	354
Consumer other	2,829	858	592	4,279	358,075	362,354	491
Other loans	1,670	8	4,613	6,291	147,724	154,015	4,426
Acquired loans	2,167	1,376	3,447	6,990	147,691	154,681	555
Pegasus Bank	—	—	851	851	429,854	430,705	—
Total	$20,728	$6,656	$22,409	$49,793	$5,612,350	$5,662,143	$11,834

Due to the impacts of the COVID-19 pandemic, the Company has approximately $81.7 million in modified loans, most of which are secured by commercial real estate, as of December 31, 2020. These modifications were undertaken in response to Section 4013 of the CARES Act and the regulatory intent outlined in the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity. However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately be permanently impaired. The timing and extent of such consequences are difficult to ascertain at this time and are dependent on the duration of the COVID-19 pandemic, the level and success of the government’s economic stimulus, and further regulatory guidance. These modified loans are included in current loans in the table above as of December 31, 2020.

BancFirst Credit Quality Indicators

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
	(Dollars in thousands)
As of December 31, 2020
BancFirst
Commercial real estate owner occupied
Grade 1	$142,574	$91,493	$73,845	$42,289	$37,097	$88,724	$17,153	$493,175
Grade 2	42,375	31,314	11,516	9,644	13,316	25,574	4,393	138,132
Grade 3	4,226	32	333	704	1,259	2,671	—	9,225
Grade 4	37	66	742	—	251	52	307	1,455
Total commercial real estate owner occupied loans	189,212	122,905	86,436	52,637	51,923	117,021	21,853	641,987
Commercial real estate non-owner occupied
Grade 1	256,128	157,526	83,869	69,864	82,088	81,499	13,206	744,180
Grade 2	60,607	48,751	26,441	18,070	8,755	41,491	4,454	208,569
Grade 3	7,718	3,137	472	1,937	40	148	149	13,601
Grade 4	4,719	89	—	—	—	—	—	4,808
Total commercial real estate non-owner occupied loans	329,172	209,503	110,782	89,871	90,883	123,138	17,809	971,158
Construction and development < 60 months
Grade 1	115,399	56,369	12,821	4,582	1,438	2,048	7,850	200,507
Grade 2	11,528	10,002	1,589	764	157	540	582	25,162
Grade 3	3,842	—	9	—	—	—	—	3,851
Grade 4	—	64	9	22	—	—	—	95
Total construction and development < 60 months	130,769	66,435	14,428	5,368	1,595	2,588	8,432	229,615
Construction residential real estate < 60 months
Grade 1	159,431	4,214	69	21	33	23	11,449	175,240
Grade 2	27,400	580	112	—	—	468	390	28,950
Grade 3	1,885	120	—	—	—	—	—	2,005
Total construction residential real estate < 60 months	188,716	4,914	181	21	33	491	11,839	206,195
Residential real estate first lien
Grade 1	241,771	134,184	80,793	64,392	48,686	136,059	—	705,885
Grade 2	28,305	19,425	21,742	11,666	12,365	34,312	—	127,815
Grade 3	2,754	2,029	1,375	2,073	1,213	5,194	—	14,638
Grade 4	730	733	478	210	1,186	1,590	—	4,927
Grade 5	—	—	—	—	51	—	—	51
Total residential real estate first lien	273,560	156,371	104,388	78,341	63,501	177,155	—	853,316
Residential real estate all other
Grade 1	21,493	13,944	10,854	6,265	5,381	10,984	28,047	96,968
Grade 2	3,694	1,675	1,268	1,809	450	2,335	55,433	66,664
Grade 3	384	461	328	116	119	221	993	2,622
Grade 4	204	217	570	65	34	715	22	1,827
Total residential real estate all other	25,775	16,297	13,020	8,255	5,984	14,255	84,495	168,081
Farmland
Grade 1	51,284	26,391	18,994	13,821	13,368	27,100	8,160	159,118
Grade 2	15,264	30,684	6,639	6,391	4,763	8,916	7,140	79,797
Grade 3	3,681	290	151	1,055	703	551	1,955	8,386
Grade 4	414	14	4,058	296	340	223	312	5,657
Total farmland	70,643	57,379	29,842	21,563	19,174	36,790	17,567	252,958
Commercial and agricultural non-real estate
Grade 1	206,515	136,254	124,657	74,719	46,453	33,471	270,426	892,495
Grade 2	49,467	34,659	27,239	6,566	7,054	22,710	63,894	211,589
Grade 3	24,793	1,511	1,466	789	271	327	14,577	43,734
Grade 4	7,231	1,607	652	241	1,139	163	959	11,992
Total commercial and agricultural non-real estate	288,006	174,031	154,014	82,315	54,917	56,671	349,856	1,159,810
Consumer non-real estate
Grade 1	166,934	93,232	41,449	13,157	4,471	1,768	7,673	328,684
Grade 2	12,773	5,902	3,399	796	499	266	328	23,963
Grade 3	445	840	450	175	75	63	2	2,050

Grade 4	89	287	144	94	47	40	7	708
Total consumer non-real estate	180,241	100,261	45,442	14,222	5,092	2,137	8,010	355,405
Oil and gas
Grade 1	104,622	66	82	—	—	4,679	16,529	125,978
Grade 2	42,713	745	—	—	—	—	9,919	53,377
Total oil and gas	147,335	811	82	—	—	4,679	26,448	179,355
Other loans
Grade 1	685,426	32,392	25,707	20,638	16,378	10,341	22,976	813,858
Grade 2	—	—	17	2,936	1,126	2,179	692	6,950
Grade 3	—	—	78	—	53	67	36	234
Grade 4	—	—	—	124	208	33	671	1,036
Total other loans	685,426	32,392	25,802	23,698	17,765	12,620	24,375	822,078
Pegasus Bank
Grade 1	100,631	66,875	27,235	19,025	12,414	44,237	113,824	384,241
Grade 2	28,187	26,733	6,774	23,367	3,822	5,300	74,671	168,854
Grade 3	123	—	—	—	—	1,330	—	1,453
Total Pegasus Bank	128,941	93,608	34,009	42,392	16,236	50,867	188,495	554,548
Total loans held for investment	$2,637,796	$1,034,907	$618,426	$418,683	$327,103	$598,412	$759,179	$6,394,506

The following table presents internal loan grading by class of loans as of December 31, 2019:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of December 31, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$554,942	$130,783	$15,191	$6,500	$—	$707,416
Non-residential real estate other	861,108	252,134	23,048	868	17	1,137,175
Residential real estate permanent mortgage	289,350	41,754	6,975	2,442	51	340,572
Residential real estate other	722,983	179,951	14,382	3,446	70	920,832
Non-consumer non-real estate	1,166,155	261,003	25,276	1,959	—	1,454,393
Consumer other	335,916	23,407	2,327	704	—	362,354
Other loans	148,692	3,631	1,564	128	—	154,015
Acquired loans	88,205	55,087	6,800	4,446	143	154,681
Pegasus Bank	295,243	133,324	1,287	851	—	430,705
Total	$4,462,594	$1,081,074	$96,850	$21,344	$281	$5,662,143

Allowance for Credit Losses Methodology

On January 1, 2020, the Company adopted ASC 326, which replaces the incurred loss methodology for determining its provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. See Note (1) for additional information regarding the factors that influenced the Company’s current estimate of expected credit losses. Upon adoption, the allowance for credit losses was decreased by $3.2 million, with no impact to the consolidated statement of income. Subsequent to the adoption of ASC 326, the Company recorded a $62.6 million provision for credit losses for year ended December 31, 2020 utilizing the newly adopted CECL methodology, a significant increase from the year ended December 31, 2019. The increase resulted primarily from the anticipated impact on our loan portfolio resulting from the economic outlook related to the COVID-19 pandemic and the decline in energy prices and to a lesser degree, loan growth during 2020. Prolonged low energy prices will not only have a direct impact on the energy portfolio; it will have an indirect effect on the economies of Oklahoma and the Dallas, Texas market, including higher unemployment, with a residual effect on land values and real estate prices.

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
	(Dollars in thousands)
Year ended December 31, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$5,625	$(2,806)	$432	$(773)	$10	$(763)	$4,547	$7,035
Commercial real estate non-owner occupied	8,358	(5,507)	—	(3,609)	—	(3,609)	12,600	11,842
Construction and development < 60 months	2,214	(1,056)	—	(59)	123	64	1,338	2,560
Construction residential real estate < 60 months	1,933	(778)	—	(29)	—	(29)	(499)	627
Residential real estate first lien	8,692	(3,831)	7	(465)	44	(421)	(1,877)	2,570
Residential real estate all other	2,767	(1,408)	—	(126)	54	(72)	943	2,230
Farmland	2,821	(1,408)	1	(2,055)	—	(2,055)	3,777	3,136
Commercial and agricultural non-real estate	13,462	13,195	62	(3,320)	116	(3,204)	8,885	32,400
Consumer non-real estate	3,252	(622)	—	(1,142)	224	(918)	1,665	3,377
Oil and gas	1,883	(1,346)	—	(11,245)	—	(11,245)	28,559	17,851
Other loans	2,632	(116)	—	(168)	10	(158)	824	3,182
Pegasus Bank	599	2,488	—	(841)	424	(417)	1,886	4,556
Total	$54,238	$(3,195)	$502	$(23,832)	$1,005	$(22,827)	$62,648	$91,366
Year ended December 31, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$6,328	$—	$—	$(34)	$25	$(9)	$721	$7,040
Non-residential real estate other	11,027	—	—	(67)	42	(25)	155	11,157
Residential real estate permanent mortgage	3,261	—	—	(146)	22	(124)	250	3,387
Residential real estate other	10,673	—	—	(2,697)	30	(2,667)	2,143	10,149
Non-consumer non-real estate	13,151	—	—	(514)	272	(242)	2,432	15,341
Consumer other	3,065	—	—	(868)	218	(650)	904	3,319
Other loans	2,423	—	—	—	90	90	119	2,632
Acquired loans	1,461	—	—	(2,060)	219	(1,841)	994	614
Pegasus Bank	—	—	—	—	30	30	569	599
Total	$51,389	$—	$—	$(6,386)	$948	$(5,438)	$8,287	$54,238

The following table details the amount of allowance for credit losses by class of loans for the period presented, on the basis of impairment methodology used by the Company.

	Allowance for Credit Losses
	December 31, 2019
	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
BancFirst
Real estate:
Non-residential real estate owner occupied	$900	$6,140
Non-residential real estate other	990	10,167
Residential real estate permanent mortgage	531	2,856
Residential real estate other	2,026	8,123
Non-consumer non-real estate	2,902	12,439
Consumer other	343	2,976
Other loans	13	2,619
Acquired loans	—	614
Pegasus Bank	—	599
Total	$7,705	$46,533

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company

	Loans
	December 31, 2019
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
BancFirst
Real estate:
Non-residential real estate owner occupied	$21,690	$685,726	$—
Non-residential real estate other	23,933	1,113,242	—
Residential real estate permanent mortgage	9,468	331,104	—
Residential real estate other	17,898	902,934	—
Non-consumer non-real estate	27,016	1,427,377	—
Consumer other	3,090	359,264	—
Other loans	231	153,784	—
Acquired loans	10,470	143,351	860
Pegasus Bank	—	428,567	2,138
Total	$113,796	$5,545,349	$2,998

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The purchased credit deteriorated loans for the period are as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the year ended December 31, 2020
Purchase price of loans at acquisition	$1,761
Allowance for credit losses at acquisition	502
Par value of acquired loans at acquisition	$2,263

 Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the year ended December 31, 2020, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
As of December 31, 2020	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$848	$—	$—	$—	$848	$226
Commercial real estate non-owner occupied	4,719	—	—	—	4,719	1,000
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—
Residential real estate first lien	860	—	—	—	860	151
Residential real estate all other	866	—	—	—	866	616
Farmland	3,258	—	—	—	3,258	1,114
Commercial and agricultural non-real estate	—	8,460	—	413	8,873	2,813
Consumer non-real estate	—	—	—	109	109	58
Oil and gas	—	—	—	—	—	—
Other loans	—	13	—	—	13	12
Pegasus Bank	1,257	—	—	—	1,257	222
Total collateral-dependent loans held for investment	$11,808	$8,473	$—	$522	$20,803	$6,212

Impaired Loans

Prior to the adoption of ASC 326, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect the full amount of scheduled principal and interest payments in accordance with the original contractual terms of the loan agreement. If a loan was impaired, a specific valuation allowance may be allocated, if necessary, so that the loan was reported, net of allowance for credit loss, at the present value of future cash flows using the loan’s existing rate, or the fair value of collateral if repayment was expected solely from the collateral. During the year ended December 31, 2019 no material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

The following table presents impaired loans, segregated by class of loans.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of December 31, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$13,253	$13,000	$514	$12,868
Non-residential real estate other	3,973	3,678	300	3,946
Residential real estate permanent mortgage	3,445	3,129	242	2,968
Residential real estate other	7,117	4,487	946	5,567
Non-consumer non-real estate	11,598	11,012	1,005	11,085
Consumer other	969	836	97	844
Other loans	5,711	5,510	105	1,130
Acquired loans	6,421	5,108	2	5,472
Pegasus Bank	2,960	2,138	—	2,161
Total	$55,447	$48,898	$3,211	$46,041

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned, repossessed assets, and other assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans and premises and equipment to other real estate owned, repossessed assets, and other assets during the periods presented are summarized as follows:

	Year ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Other real estate owned	$32,093	$3,941	$5,437
Repossessed assets	1,418	1,473	1,122
Other assets	11,105	—	—
Total	$44,616	$5,414	$6,559

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
	(Dollars in thousands)
2020	$20,281	$19,682	$(17,906)	$22,057
2019	19,891	12,371	(11,981)	20,281
2018	24,001	7,986	(12,096)	19,891

(6) PREMISES AND EQUIPMENT, NET AND OTHER ASSETS

The following is a summary of premises and equipment by classification:

		December 31,
	Estimated Useful Lives	2020	2019
		(Dollars in thousands)
Land		$45,792	$45,561
Buildings	10 to 40 years	201,606	190,193
Furniture, fixtures and equipment	3 to 15 years	87,001	81,225
Construction in progress		61,300	12,760
Accumulated depreciation		(134,022)	(123,464)
Premises and equipment, net		$261,677	$206,275

Non-cash items in Premises and Equipment, Net

As of December 31, 2020, the Company had approximately $2.4 million in construction in progress for retainage payable. Retainage payable is not remitted to the vendor until completion of the project and is therefore not included in the statement of cash flow.

Construction in Progress

Construction in progress included in the table above is primarily related to the construction of BancFirst Tower described in Note (2). When construction is completed, the asset will be reclassified as buildings and depreciated over its applicable useful life.

Other Assets

The Company recorded approximately $11.1 million in equity interest of a previous borrower in the oil and gas industry, which was received through bankruptcy proceedings in the fourth quarter of 2020. This asset is carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions  for the identical or a similar investment of the same issuer. This equity interest is included in other assets on the balance sheet.

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

Total LIHTC investments were $18.1 million and $20.4 million at December 31, 2020 and 2019, respectively and are included in other assets on the balance sheet.  The Company recognized tax credits and other tax benefits of $5.6 million, $5.4 million and $5.4 million in 2020, 2019 and 2018, respectively and amortization expense of $4.6 million, $4.5 million and $4.4 million in 2020, 2019 and 2018, respectively resulting from LIHTC investments. Additional contributions are committed during the investment periods through the year 2032.  Unfunded commitments to these investments as of December 31, 2020 totaled $19.4 million.

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

Total NMTC investments were $18.5 million and $21.8 million at December 31, 2020 and 2019, respectively and are included in other assets on the balance sheet. The Company recognized tax credits of $4.0 million, $4.5 million and $1.8 million in 2020, 2019 and 2018, respectively and amortization expense of $3.3 million, $3.7 million, and $1.4 million in 2020, 2019 and 2018, respectively resulting from NMTC investments. NMTC investments are funded in full in the year they begin. There are no unfunded commitments.

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2020
Core deposit intangibles	$33,411	$(15,076)	18,335
Customer relationship intangibles	3,350	(2,686)	664
Total	$36,761	$(17,762)	$18,999
As of December 31, 2019
Core deposit intangibles	$35,856	$(14,131)	$21,725
Customer relationship intangibles	3,391	(2,508)	883
Total	$39,247	$(16,639)	$22,608

The evaluation of intangible assets for the year ended December 31, 2019 resulted in an impairment of customer relationship intangibles of approximately $353,000 related to BancFirst Insurance Services, Inc.

Estimated amortization of intangible assets for the next five years, as of December 31, 2020, is as follows (dollars in thousands):

Estimated Amortization
2021	$2,977
2022	2,710
2023	2,693
2024	2,693
2025	2,476

At December 31, 2020, the weighted-average remaining life of all intangible assets was approximately 7.2 years which consisted of customer relationship intangibles with a weighted-average life of 4.0 years and core deposit intangibles with a weighted-average life of 7.3 years.

The following is a summary of goodwill by business segment:

				Other	Executive,
	Metropolitan	Community	Pegasus	Financial	Operations
	Banks	Banks	Bank	Services	& Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2020
Balance at beginning of period	$13,767	$59,894	$68,855	$5,464	$624	$148,604
Acquisitions	—	1,318	—	—	—	1,318
Balance at end of period	$13,767	$61,212	$68,855	$5,464	$624	$149,922

Year Ended December 31, 2019
Balance at beginning of period	$13,767	$59,894	$—	$5,464	$624	$79,749
Acquisitions	—	—	68,855	—	—	68,855
Balance at end of period	$13,767	$59,894	$68,855	$5,464	$624	$148,604

The Company acquired Citizens on March 5, 2020, which added $1.3 million in goodwill.

The Company acquired Pegasus Bank on August 15, 2019, which added $68.9 million in goodwill.  The Company did not apply push down accounting and therefore the goodwill associated with this acquisition is included at the holding company level.

(8) TIME DEPOSITS

Time deposits include certificates of deposit and individual retirement accounts.

At December 31, 2020, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2021	$489,397
2022	100,196
2023	41,245
2024	23,696
2025	18,419
Thereafter	31
Total	$672,984

The following table is a summary of time deposits that meet or exceed the current FDIC insurance limit for the periods presented:

	December 31,
	2020	2019
	(Dollars in thousands)
Time deposits of $250,000 or more	154,646	153,987

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2020	2019
	(Dollars in thousands)
Federal funds purchased	$1,100	$1,100
Weighted average interest rate	0.30%	2.19%
End of period interest rate	0.05%	1.45%

Federal funds purchased represent borrowings of overnight funds from other financial institutions.

(10) LINES OF CREDIT

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $838.3 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2020, the Company had the ability to draw up to $651.3 million on the FHLB line of credit based on FHLB stock holdings of $555,600 with no advances outstanding.  In addition, the Company had a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit had a variable rate based on prime rate minus 25 basis points and matured in the third quarter of 2020.

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

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Current taxes:
Federal	$25,974	$26,247	$23,700
State	7,443	7,288	7,083
Deferred taxes	(9,491)	1,148	3,155
Total income taxes	$23,926	$34,683	$33,938

Income tax (benefit) expense applicable to securities transactions approximated $(82,000), $171,000 and $10,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table.  The federal statutory tax rate was 21% in 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Tax expense at the federal statutory tax rate	$25,937	$35,377	$33,546
Increase (decrease) in tax expense from:
Tax-exempt income, net	(507)	(581)	(510)
Modified endowment life contracts	(508)	(519)	(558)
Share based compensation excess tax benefit	(412)	(765)	(917)
Tax deductible dividends paid on ESOP	(453)	—	—
State tax expense, net of federal tax benefit	5,606	5,757	5,595
Utilization of tax credits:
New markets tax credits, net of tax expense	(3,121)	(3,547)	(1,422)
Low-income housing tax credits, net of amortization	(1,273)	(1,266)	(1,273)
Other tax credits	(320)	—	—
Other, net	(1,023)	227	(523)
Total tax expense	$23,926	$34,683	$33,938

The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2020	2019
	(Dollars in thousands)
Provision for credit losses	$22,500	$13,763
Write-downs of other real estate owned	143	181
Deferred compensation	2,325	2,268
Stock-based compensation	1,672	1,514
Investments in partnership interests	4,695	3,677
Other	405	903
Gross deferred tax assets	31,740	22,306
Unrealized net gains on securities	(2,513)	(1,187)
Premium on securities of banks acquired	(144)	(153)
Intangibles	(6,135)	(6,757)
Basis difference related to tax credits	(2,127)	(2,015)
Depreciation	(11,529)	(10,349)
Prepaid expense deducted	(1,208)	(1,000)
Other	(178)	(180)
Gross deferred tax liabilities	(23,834)	(21,641)
Net deferred tax asset	$7,906	$665

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2020, 2019 and 2018, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination, which includes tax return years 2017 to 2019. In addition, the 2018 return will remain open through 2023 due to amending it in 2020. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

The Company has had a nonqualified incentive stock option plan (the “BancFirst ISOP”) since May 1986. At December 31, 2020, there were 190,500 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company has had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”) since June 1999. Each non-employee director is granted an option for 10,000 shares. At December 31, 2020, there were 30,000 shares available for future grants. The BancFirst Directors’ Stock Option Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Year Ended December 31, 2020
Outstanding at December 31, 2019	1,257,730	$32.70
Options granted	171,000	48.89
Options exercised	(76,650)	20.53
Options canceled, forfeited, or expired	(9,000)	58.26
Outstanding at December 31, 2020	1,343,080	35.28	8.61Yrs	$31,453
Exercisable at December 31, 2020	710,330	25.06	6.94Yrs	$23,894
Year Ended December 31, 2019
Outstanding at December 31, 2018	1,216,700	$28.48
Options granted	178,500	56.87
Options exercised	(107,470)	21.23
Options canceled, forfeited, or expired	(30,000)	46.42
Outstanding at December 31, 2019	1,257,730	32.70	9.28Yrs	$37,408
Exercisable at December 31, 2019	644,730	23.09	7.10Yrs	$25,370

The following table has additional information regarding options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Total intrinsic value of options exercised	$2,315	$3,982	$4,810
Cash received from options exercised	1,574	2,282	2,159
Tax benefit realized from options exercised	590	1,014	1,225

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Stock-based compensation expense	$1,516	$1,277	$1,352
Tax benefit	386	325	345
Stock-based compensation expense, net of tax	$1,130	$952	$1,007

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

December 31, 2020
(Dollars in thousands)
Unearned stock-based compensation expense	$4,888

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Year Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value per share of options granted	$10.85	$13.34	$14.71
Risk-free interest rate	0.64 to 1.13%	1.55 to 2.76%	2.55 to 3.05%
Dividend yield	2.00%	2.00%	2.00%
Stock price volatility	22.84 to 36.10%	22.93 to 23.63%	23.05 to 23.95%
Expected term	10 Yrs	10 Yrs	10 Yrs

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

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”) since May 1999. As of December 31, 2020 there are 21,943 shares available for future issuance under the BancFirst Deferred Stock Compensation Plan. The BancFirst Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 8,218 and 9,542 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the years ended December 31, 2020 and 2019, respectively.

A summary of the accumulated stock units is as follows:

	December 31,
	2020	2019
Accumulated stock units	148,278	143,362
Average price	$28.57	$27.17

(14) RETIREMENT PLANS

Since January 1, 2009, the Company has had two individual retirement plans. The Thrift Plan (“401(k)”) and Employee Stock Ownership Plan (“ESOP”) cover all eligible employees, as defined in the plans, of the Company and its subsidiaries. The 401(k) allows employees to defer up to the maximum legal limit of their compensation, of which the Company may match up to 3% of their compensation. In addition, the Company may make discretionary contributions based on employee contributions or eligible compensation to the ESOP, as determined by the Company’s Board of Directors. The ESOP sponsor purchases shares from the open market. These shares are included in the calculation of the basic earnings per share. Dividends issued on these shares are reinvested into the ESOP. The ESOP is not leveraged. The aggregate amounts of contributions by the Company to the 401(k) and ESOP are shown in the following table:

	December 31,
	2020	2019	2018
	(Dollars in thousands)
401(k) contributions	$2,986	$2,526	$2,465
ESOP contributions	3,689	4,403	4,073
Total contributions	$6,675	$6,929	$6,538

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2020, 2019 and 2018 the Company’s authorized and outstanding preferred and common stock was as follows:

	No. of Shares Authorized at	No. of Shares Outstanding at December 31,
Class of Stock	December 31, 2020	2020	2019	2018	Par Value Per Share	Dividends	Voting Rights
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	5.00	As declared	Non-voting
Common	40,000,000	32,719,852	32,694,268	32,603,926	1.00	As declared	Voting

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

(c) Common stock: At December 31, 2020, 2019 and 2018 the shares issued equaled shares outstanding.

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

The following table is a summary of the shares under the program:

	Year Ended December 31,
	2020	2019	2018
Number of shares repurchased	59,284	26,670	151,264
Average price of shares repurchased	$52.26	$60.04	$52.32
Shares remaining to be repurchased	62,782	122,066	148,736

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2021, approximately $102.1 million of the equity of BancFirst was available for dividend payments to the Company. During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

The Company, BancFirst and Pegasus Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s, BancFirst’s and Pegasus Bank’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of December 31, 2020, the Company, BancFirst and Pegasus Bank met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2020:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$997,383	15.64%	$510,110	8.00%	$669,519	10.50%	N/A	N/A
BancFirst	898,714	15.59%	461,142	8.00%	605,248	10.50%	$576,427	10.00%
Pegasus Bank	70,922	11.85%	47,893	8.00%	62,860	10.50%	59,866	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$891,534	13.98%	$286,937	4.50%	$446,346	7.00%	N/A	N/A
BancFirst	806,478	13.99%	259,392	4.50%	403,499	7.00%	$374,678	6.50%
Pegasus Bank	66,150	11.05%	26,940	4.50%	41,906	7.00%	38,913	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$917,534	14.39%	$382,583	6.00%	$541,992	8.50%	N/A	N/A
BancFirst	826,478	14.34%	345,856	6.00%	489,963	8.50%	$461,142	8.00%
Pegasus Bank	66,150	11.05%	35,920	6.00%	50,886	8.50%	47,893	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$917,534	9.63%	$380,952	4.00%	N/A	N/A	N/A	N/A
BancFirst	826,478	9.48%	348,666	4.00%	N/A	N/A	$435,833	5.00%
Pegasus Bank	66,150	8.10%	32,682	4.00%	N/A	N/A	40,852	5.00%
As of December 31, 2019:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$910,561	14.42%	$505,050	8.00%	$662,878	10.50%	N/A	N/A
BancFirst	827,928	14.14%	468,107	8.00%	614,390	10.50%	$585,134	10.00%
Pegasus Bank	63,817	14.15%	36,083	8.00%	47,359	10.50%	45,104	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$830,323	13.15%	$284,091	4.50%	$441,919	7.00%	N/A	N/A
BancFirst	753,659	12.88%	263,310	4.50%	409,594	7.00%	$380,337	6.50%
Pegasus Bank	60,214	13.35%	20,297	4.50%	31,573	7.00%	29,317	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$856,323	13.56%	$378,788	6.00%	$536,616	8.50%	N/A	N/A
BancFirst	773,659	13.22%	351,080	6.00%	497,364	8.50%	$468,107	8.00%
Pegasus Bank	60,214	13.35%	27,062	6.00%	38,338	8.50%	36,083	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$856,323	10.28%	$333,171	4.00%	N/A	N/A	N/A	N/A
BancFirst	773,659	10.22%	302,845	4.00%	N/A	N/A	$378,556	5.00%
Pegasus Bank	60,214	8.58%	28,058	4.00%	N/A	N/A	35,072	5.00%

As of December 31, 2020, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst and Pegasus Bank as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of the Company, BancFirst and Pegasus Bank includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for the Company,

BancFirst and Pegasus Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notification of BancFirst and Pegasus Bank’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility are included. The Company’s PPP loans are included in the calculation of the Company’s leverage ratio as of December 31, 2020 as the Company did not utilize the PPP Facility for funding purposes.

As discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies, in connection with the adoption of ASC 326, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $2.3 million. In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected not to adopt the five-year transition option.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Year Ended December 31, 2020
Basic
Income available to common stockholders	$99,586	32,672,522	$3.05
Dilutive effect of stock options	—	538,430
Diluted
Income available to common stockholders plus assumed exercises of stock options	$99,586	33,210,952	$3.00
Year Ended December 31, 2019
Basic
Income available to common stockholders	$134,879	32,639,396	$4.13
Dilutive effect of stock options	—	690,448
Diluted
Income available to common stockholders plus assumed exercises of stock options	$134,879	33,329,844	$4.05
Year Ended December 31, 2018
Basic
Income available to common stockholders	$125,814	32,689,228	$3.85
Dilutive effect of stock options	—	741,486
Diluted
Income available to common stockholders plus assumed exercises of stock options	$125,814	33,430,714	$3.76

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options were anti-dilutive for the period.

	Shares	Average Exercise Price
December 31, 2020	402,575	$52.72
December 31, 2019	180,989	54.73
December 31, 2018	92,738	53.17

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS
Cash	$9,081	$5,761
Investments in subsidiaries	1,003,017	946,311
Goodwill	69,478	69,478
Core deposit premium	8,622	9,617
Dividends receivable	12,750	11,622
Other assets	5,331	2,313
Total assets	$1,108,279	$1,045,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$13,590	$13,309
Junior subordinated debentures	26,804	26,804
Stockholders’ equity	1,067,885	1,004,989
Total liabilities and stockholders’ equity	$1,108,279	$1,045,102

STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$50,872	$77,559	$38,326
Interest on interest-bearing deposits	1	1,150	1,151
Other	886	451	16
Total operating income	51,759	79,160	39,493
OPERATING EXPENSE
Interest	1,965	1,965	2,172
Other	3,317	5,017	698
Total operating expense	5,282	6,982	2,870
Income before taxes and equity in undistributed earnings of subsidiaries	46,477	72,178	36,623
Allocated income tax benefit	2,610	2,731	3,093
Income before equity in undistributed earnings of subsidiaries	49,087	74,909	39,716
Equity in undistributed earnings of subsidiaries	51,955	61,194	87,404
Amortization of stock-based compensation arrangements of subsidiaries	(1,456)	(1,224)	(1,306)
Net income	$99,586	$134,879	$125,814

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,586	$134,879	$125,814
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(51,955)	(61,194)	(87,404)
Amortization of stock-based compensation arrangements of subsidiaries	1,456	1,224	1,306
Other, net	188	(440)	(2,621)
Net cash provided by operating activities	49,275	74,469	37,095
INVESTING ACTIVITIES
Net cash provided by acquisitions	—	—	41,347
Payments for investments in subsidiaries	(1,000)	(134,457)	—
Other, net	(1,175)	(418)	(174)
Net cash (used in) provided by investing activities	(2,175)	(134,875)	41,173
FINANCING ACTIVITIES
Issuance of common stock	1,790	2,484	2,238
Common stock acquired	(3,098)	(1,601)	(7,914)
Cash dividends paid	(42,472)	(39,805)	(30,265)
Redemption of Junior Subordinated debentures	—	—	(5,155)
Net cash used in financing activities	(43,780)	(38,922)	(41,096)
Net increase (decrease) in cash and due from banks	3,320	(99,328)	37,172
Cash and due from banks at the beginning of the period	5,761	105,089	67,917
Cash and due from banks at the end of the period	$9,081	$5,761	$105,089
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$1,966	$5,131	$2,171
Cash received during the period for income taxes, net	$2,812	$4,518	$3,647

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

	December 31,
	2020	2019
	(Dollars in thousands)
Loan commitments	$1,779,857	$1,618,001
Stand-by letters of credit	96,311	64,702

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

Rental expense on all operating leases, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2020	$1,894
2019	1,633
2018	1,857

As of December 31, 2020, a right of use lease asset included in accrued interest receivable and other assets on the balance sheet totaled $4.4 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $4.3 million. As of December 31, 2020, our operating leases have a weighted-average remaining lease term of 3.3 years and a weighted-average discount rate of 3.1 percent.

Maturity of Operating Lease Liabilities

December 31, 2020
(Dollars in thousands)
2021	$1,413
2022	1,210
2023	706
2024	345
2025	277
Thereafter	887
Total lease payments	4,838
Less imputed interest	(508)
Operating lease liability	$4,330

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the balance sheet as premises and equipment. The Company had operating lease revenue of $5.3 million, $6.1 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Lease revenue is included in occupancy, net on the consolidated statement of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have operating leases that extend beyond 2030. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

December 31, 2020
(Dollars in thousands)
2021	$3,402
2022	2,707
2023	2,313
2024	2,229
2025	1,611
2026-2030	4,355
Total future minimum lease payments	$16,617

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

•

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes certain collaterally dependent loans, impaired loans, repossessed assets, other real estate owned, goodwill and other intangible assets.

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

Debt Securities Available for Sale

Debt securities classified as available for sale are reported at fair value. U.S. Treasuries are valued using Level 1 inputs. Other debt securities available for sale including U.S. federal agencies, registered mortgage backed securities and state and political subdivisions are valued using prices from an independent pricing service utilizing Level 2 data. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company also invests in private label mortgage backed debt securities for which observable information is not readily available. These debt securities are reported at fair value utilizing Level 3 inputs. For these debt securities, management determines the fair value based on replacement cost, the income approach or information provided by outside consultants or lead investors. Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2020
Debt securities available for sale:
U.S. Treasury	$475,236	$—	$—	$475,236
U.S. federal agencies	—	19,638	—	19,638
Mortgage-backed securities	—	15,696	—	15,696
States and political subdivisions	—	28,793	155	28,948
Asset backed securities	—	—	12,714	12,714

December 31, 2019
Debt securities available for sale:
U.S. Treasury	$414,449	$—	$—	$414,449
U.S. federal agencies	—	23,024	—	23,024
Mortgage-backed securities	—	17,005	—	17,005
States and political subdivisions	—	22,531	—	22,531
Asset backed securities	—	—	12,714	12,714

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Twelve Months Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at the beginning of the year	$12,714	$13,443
Transfers from level 2	$1,643	—
Settlements	(1,473)	(695)
Total unrealized losses	(15)	(34)
Balance at the end of the period	$12,869	$12,714

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the year ended December 31, 2020, the Company transferred securities from Level 2 to Level 3 due to a review of the pricing models that determined some state and political subdivisions bonds to be Level 3. During the year ended December 31, 2019, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis. The fair value represents end of period values, which approximate fair value measurements that occurred on various measurement dates throughout the period:

Total Fair Value Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended December 31, 2020
Equity securities	$21,203
Collateral dependent loans	11,347
Repossessed assets	291
Other real estate owned	32,066

As of and for the Year-to-date Period Ended December 31, 2019
Equity securities	$10,121
Impaired loans (less specific allowance)	45,687
Repossessed assets	465
Other real estate owned	3,024

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

Debt Securities Held for Investment

For debt securities held for investment, which are generally traded in secondary markets, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities making adjustments for credit or liquidity if applicable.

Loans Held For Sale

The Company originates mortgage loans to be sold. At the time of origination, the acquiring bank has already been determined and the terms of the loan, including interest rate, have already been set by the acquiring bank allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination. Loans held for sale are valued using Level 2 inputs. Gains or losses recognized upon the sale of the loans are determined on a specific identification basis. At December 31, 2020, the Company’s principal subsidiary bank, BancFirst, had approximately $21.6 million in loans at its Hugo, Oklahoma branch that it has entered into an agreement to sell to AmeriState Bank in Atoka, Oklahoma.

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,616,912	$1,616,912	$1,868,281	$1,868,281
Federal funds sold	—	—	1,000	1,000
Debt securities held for investment	59	62	1,403	1,403
Loans held for sale	53,719	53,719	11,001	11,001
Level 3 inputs:
Debt securities held for investment	2,905	2,922	500	500
Loans, net of allowance for credit losses	6,303,140	6,347,803	5,607,905	5,625,005
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	8,064,704	8,084,695	7,483,635	7,497,429
Short-term borrowings	1,100	1,100	1,100	1,100
Junior subordinated debentures	26,804	30,535	26,804	29,324
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		3,115		2,832
Letters of credit		722		485

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment, of which there were none as of December 31, 2020. The evaluation of intangible assets and goodwill for the year ended December 31, 2019 resulted in an impairment of customer relationship intangibles of approximately $353,000 related to BancFirst Insurance Services, Inc. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at December 31, 2020 or 2019.

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

The results of operations and selected financial information for the five business units are as follows:

	Metropolitan Banks	Community Banks	Pegasus Bank	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2020
Net interest income	$85,464	$175,757	$21,360	$23,500	$79	$508	$306,668
Provision for credit losses	30,202	29,827	1,916	562	141	—	62,648
Noninterest income	18,664	60,386	1,071	41,549	118,491	(102,939)	137,222
Depreciation and amortization	2,639	10,603	760	500	3,922	—	18,424
Other expenses	36,746	111,341	13,831	44,918	33,588	(1,118)	239,306
Income before taxes	$34,541	$84,372	$5,924	$19,069	$80,919	$(101,313)	$123,512
Total assets	$2,729,886	$5,527,611	$919,572	$137,122	$1,073,507	$(1,175,341)	$9,212,357
Capital expenditures	$1,087	$9,946	$1,775	$450	$53,188	$—	$66,446
December 31, 2019
Net interest income	$86,511	$177,330	$8,657	$5,763	$3,660	$—	$281,921
Provision for credit losses	2,143	5,606	140	(69)	467	—	8,287
Noninterest income	18,608	64,485	483	40,270	152,320	(138,937)	137,229
Depreciation and amortization	2,463	10,218	274	603	2,431	—	15,989
Other expenses	37,549	109,044	4,939	25,408	50,941	(2,569)	225,312
Income before taxes	$62,964	$116,947	$3,787	$20,091	$102,141	$(136,368)	$169,562
Total assets	$2,806,021	$4,998,247	$738,351	$102,442	$950,920	$(1,030,223)	$8,565,758
Capital expenditures	$4,349	$11,219	$83	$1,220	$10,183	$—	$27,054
December 31, 2018
Net interest income (expense)	$84,043	$170,096	$—	$5,341	$996	$—	$260,476
Provision for credit losses	79	4,178	—	(466)	11	—	3,802
Noninterest income	16,625	60,004	—	37,743	137,364	(126,537)	125,199
Depreciation and amortization	2,364	9,092	—	588	1,502	—	13,546
Other expenses	36,873	106,674	—	24,895	42,319	(2,186)	208,575
Income before taxes	$61,352	$110,156	$—	$18,067	$94,528	$(124,351)	$159,752
Total assets	$2,743,876	$4,892,946	$—	$84,706	$861,782	$(1,009,052)	$7,574,258
Capital expenditures	$3,003	$21,393	$—	$1,035	$26,432	$—	$51,863

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

(23) SUBSEQUENT EVENT

On January 22, 2021, the Company sold approximately $21 million in loans and approximately $38 million in deposits from its Hugo, Oklahoma branch to AmeriState Bank in Atoka, Oklahoma. A gain on the transaction of $2.5 million will be reflected in the first quarter of 2021.

On February 19, 2021, the Company entered into a purchase and assumption agreement with The First National Bank and Trust Company of Vinita, Oklahoma to purchase certain assets and assume the deposits and certain other obligations of The First National Bank and Trust Company of Vinita. The First National Bank and Trust Company of Vinita is a nationally chartered bank with banking locations in Vinita and Grove, Oklahoma. These banking locations would become branches of BancFirst. As of December 2020, The First National Bank and Trust Company of Vinita had approximately $285 million in total assets, $209 million in loans, and $258 million in deposits. The purchase and assumption is expected to be completed during the second quarter of 2021 and is subject to regulatory approval.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2020.

Item 9A. Controls and Procedures.

Pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s Chief Executive Officer, Chief Financial Officer and its Disclosure Committee, which includes the Company’s Executive Chairman, Chief Risk Officer, Chief Internal Auditor, Chief Asset Quality Officer, Controller, General Counsel and Vice President of Corporate Finance, have evaluated, as of the last day of the period covered by this Annual Report on Form 10-K, the effectiveness Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective as of the end of the period covered by this Annual Report on Form 10-K.

No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter of 2020 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2020.

BKD LLP, independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

February 26, 2021

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

Stockholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Internal Control over Financial Reporting

We have audited BancFirst Corporation's (the "Company") internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013), issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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

February 26, 2021

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K will be contained in the 2021 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2021 Proxy Statement under the caption “Delinquent Section 16(a) Reports” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2021 Proxy Statement under the caption “Corporate Code of Conduct” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2021 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 201(d) of Regulation S-K will be contained in the 2021 Proxy Statement under the caption “Equity Compensation Plan Information” and is hereby incorporated by reference.

The information required by Item 403 of Regulation S-K will be contained in the 2021 Proxy Statement under the caption “Security Ownership” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K will be contained in the 2021 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2021 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flow for the three years ended December 31, 2020, 2019 and 2018

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

10.10	Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 22, 2020 and incorporated herein by reference).
10.10

BancFirst Corporation Employee Stock Ownership Plan 2019 Amendment Number One (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.11	2019 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.12	2020 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K for dated December 17, 2020 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s and CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2021	BANCFIRST CORPORATION

/s/ David Harlow
David Harlow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

/s/ David E. Rainbolt	/s/ David R. Harlow
David E. Rainbolt	David R. Harlow
Executive Chairman	President and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis L. Brand
Dennis L. Brand	C. L. Craig, Jr.
Director	Director

/s/ F. Ford Drummond	/s/ Joseph Ford
F. Ford Drummond	Joseph Ford
Director	Director

/s/ Joe R. Goyne	/s/ William O. Johnstone
Joe R. Goyne	William O. Johnstone
Director	Vice Chairman of the Board

/s/ Frank Keating	/s/ Bill G. Lance
Frank Keating	Bill G. Lance
Director	Director

/s/ Dave R. Lopez
Dave R. Lopez	William Scott Martin
Director	Director

/s/ Tom H. McCasland, III
Tom H. McCasland, III	Ronald J. Norick
Director	Director

/s/ H. E. Rainbolt	/s/ Robin Roberson
H. E. Rainbolt	Robin Roberson
Chairman Emeritus	Director

/s/ Darryl W. Schmidt	/s/ Natalie Shirley
Darryl W. Schmidt	Natalie Shirley
Chief Executive Officer, BancFirst and Director	Director

/s/ Michael K. Wallace	/s/ Gregory G. Wedel
Michael K. Wallace	Gregory G. Wedel
Director	Director

/s/ G. Rainey Williams, Jr
G. Rainey Williams, Jr
Director

/s/ Kevin Lawrence	/s/ Randy Foraker
Kevin Lawrence	Randy Foraker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Risk Officer (Principal Accounting Officer)

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The period presented is from January 1, 2016 through December 31, 2020. The graph assumes an investment on January 1, 2016 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investment. The performance graph represents past performance and should not be considered to be an indication of future performance.