Form 10-Q
period 2021-03-31
BANCFIRST CORP /OK/
filed 2021-05-05
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021 there were 32,775,013 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2021	2020
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$274,092	$280,518
Interest-bearing deposits with banks	2,788,316	1,336,394
Debt securities held for investment (fair value: $2,953 and $2,984, respectively)	2,956	2,964
Debt securities available for sale at fair value	517,587	552,232
Loans held for sale	21,718	53,719
Loans held for investment (net of unearned interest)	6,358,390	6,394,506
Allowance for credit losses	(90,860)	(91,366)
Loans, net of allowance for credit losses	6,267,530	6,303,140
Premises and equipment, net	263,452	261,677
Other real estate owned	30,167	32,179
Intangible assets, net	18,206	18,999
Goodwill	149,922	149,922
Accrued interest receivable and other assets	215,359	220,613
Total assets	$10,549,305	$9,212,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,276,145	$3,790,900
Interest-bearing	5,095,795	4,273,804
Total deposits	9,371,940	8,064,704
Short-term borrowings	3,750	1,100
Accrued interest payable and other liabilities	52,140	51,864
Junior subordinated debentures	26,804	26,804
Total liabilities	9,454,634	8,144,472

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,771,013 and 32,719,852, respectively	32,771	32,720
Capital surplus	157,450	156,574
Retained earnings	898,026	871,161
Accumulated other comprehensive income, net of income tax of $2,177 and $2,513, respectively	6,424	7,430
Total stockholders' equity	1,094,671	1,067,885
Total liabilities and stockholders' equity	$10,549,305	$9,212,357

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
INTEREST INCOME
Loans, including fees	$77,662	$76,518
Securities:
Taxable	1,693	2,586
Tax-exempt	70	98
Interest-bearing deposits with banks	595	4,769
Total interest income	80,020	83,971
INTEREST EXPENSE
Deposits	2,322	9,400
Short-term borrowings	1	7
Junior subordinated debentures	491	491
Total interest expense	2,814	9,898
Net interest income	77,206	74,073
Provision for credit losses	—	19,583
Net interest income after provision for credit losses	77,206	54,490
NONINTEREST INCOME
Trust revenue	3,102	3,655
Service charges on deposits	19,100	18,804
Securities transactions (includes no accumulated other comprehensive income reclassifications)	95	50
Income from sales of loans	2,010	781
Insurance commissions	5,989	5,676
Cash management	3,003	4,320
Gain on sale of other assets	2,639	86
Other	3,997	1,773
Total noninterest income	39,935	35,145
NONINTEREST EXPENSE
Salaries and employee benefits	39,577	39,756
Occupancy, net	4,348	3,546
Depreciation	3,877	3,491
Amortization of intangible assets	793	964
Data processing services	1,678	1,692
Net loss/(income) from other real estate owned	1,510	(2,135)
Marketing and business promotion	1,879	2,355
Deposit insurance	876	136
Other	10,425	11,580
Total noninterest expense	64,963	61,385
Income before taxes	52,178	28,250
Income tax expense	9,658	5,642
Net income	$42,520	$22,608
NET INCOME PER COMMON SHARE
Basic	$1.30	$0.69
Diluted	$1.27	$0.68
OTHER COMPREHENSIVE (LOSS) GAIN
Unrealized (losses)/gains on securities, net of tax of $336 and $(2,176) respectively	(1,006)	6,425
Comprehensive income	$41,514	$29,033

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
COMMON STOCK
Issued at beginning of period	$32,720	$32,694
Shares issued for stock options	51	12
Shares acquired and canceled	—	(59)
Issued at end of period	$32,771	$32,647
CAPITAL SURPLUS
Balance at beginning of period	$156,574	$153,353
Common stock issued for stock options	1,258	220
Net cash settlement of options	(958)	—
Stock-based compensation arrangements	576	426
Balance at end of period	$157,450	$153,999
RETAINED EARNINGS
Balance at beginning of period	$871,161	$815,488
Net income	42,520	22,608
Cumulative effect of change in accounting principle, net of tax of $925 (Note 2)	—	2,270
Dividends on common stock ($0.34 and $0.32 per share, respectively)	(11,134)	(10,472)
Net cash settlement of options	(4,521)	—
Common stock acquired and canceled	—	(3,039)
Balance at end of period	$898,026	$826,855
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (losses)/gains on securities:
Balance at beginning of period	$7,430	$3,454
Net change	(1,006)	6,425
Balance at end of period	$6,424	$9,879
Total stockholders’ equity	$1,094,671	$1,023,380

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,520	$22,608
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	—	19,583
Depreciation and amortization	4,670	4,455
Net amortization of securities premiums and discounts	369	(461)
Realized securities gains	(95)	(50)
Gain on sales of loans	(2,010)	(781)
Cash receipts from the sale of loans originated for sale	114,517	56,879
Cash disbursements for loans originated for sale	(98,043)	(61,258)
Deferred income tax benefit	(738)	(1,211)
Gain on sale of other assets	(2,584)	(2,183)
Decrease in interest receivable	235	196
Decrease in interest payable	(329)	(543)
Amortization of stock-based compensation arrangements	576	426
Excess tax benefit from stock-based compensation arrangements	(1,551)	(95)
Other, net	10,833	(2,302)
Net cash provided by operating activities	68,370	35,263
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	—	18,397
Net cash paid from sale of assets and liabilities, net of cash received	(13,733)	—
Net increase in federal funds sold	—	1,000
Purchases of held for investment debt securities	—	(295)
Purchases of available for sale debt securities	(210,662)	(234,059)
Proceeds from maturities, calls and paydowns of held for investment debt securities	7	237
Proceeds from maturities, calls and paydowns of available for sale debt securities	243,597	142,818
Purchase of equity securities	(171)	(39)
Proceeds from paydowns and sales of equity securities	194	408
Net change in loans	32,053	(308,102)
Purchases of premises, equipment and computer software	(7,718)	(11,349)
Purchase of tax credits	(1,262)	(219)
Other, net	2,858	4,988
Net cash provided by (used in) investing activities	45,163	(386,215)
FINANCING ACTIVITIES
Net change in deposits	1,344,608	44,559
Net change in short-term borrowings	2,650	300
Issuance of common stock in connection with stock options, net	1,309	232
Common stock acquired	—	(3,098)
Net cash settlement of options	(5,479)	—
Cash dividends paid	(11,125)	(10,462)
Net cash provided by financing activities	1,331,963	31,531
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	1,445,496	(319,421)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,616,912	1,868,281
Cash, due from banks and interest-bearing deposits at the end of the period	$3,062,408	$1,548,860
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,155	$10,410
Cash paid during the period for income taxes	$1,300	$1,175
Noncash investing and financing activities:
Fair value of assets acquired in acquisitions	$—	$47,838
Liabilities assumed in acquisitions	$—	$45,040
Unpaid common stock dividends declared	$11,134	$10,463

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., Pegasus Bank and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BFTower, LLC, BFC-PNC LLC, and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with U.S. GAAP for interim financial information and the instructions for Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). The information contained in the financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On February 19, 2021, the Company entered into a purchase and assumption agreement with The First National Bank and Trust Company of Vinita, Oklahoma to purchase certain of its assets and assume its deposits and certain other obligations. The First National Bank and Trust Company of Vinita is a nationally chartered bank with banking locations in Vinita and Grove, Oklahoma. These banking locations would become branches of BancFirst. As of December 31, 2020, the First National Bank and Trust Company of Vinita had approximately $285 million in total assets, $209 million in loans, and $258 million in deposits. The purchase and assumption is expected to be completed during the second quarter of 2021 and is subject to regulatory approval.

On January 22, 2021, the Company sold approximately $21 million in loans and approximately $38 million in deposits from its Hugo, Oklahoma branch to AmeriState Bank in Atoka, Oklahoma. A gain on the transaction of $2.5 million is reflected in the first quarter of 2021.

(3)	SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021	(Dollars in thousands)
Mortgage backed securities (1)	$51	$3	$—	$54
States and political subdivisions	2,405	3	(9)	2,399
Other securities	500	—	—	500
Total	$2,956	$6	$(9)	$2,953
December 31, 2020
Mortgage backed securities (1)	$59	$3	$—	$62
States and political subdivisions	2,405	18	(1)	2,422
Other securities	500	—	—	500
Total	$2,964	$21	$(1)	$2,984

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021	(Dollars in thousands)
U.S. treasuries	$445,813	$8,155	$(182)	$453,786
U.S. federal agencies	19,166	1	(58)	19,109
Mortgage backed securities (1)	14,877	372	—	15,249
States and political subdivisions	15,789	269	(18)	16,040
Asset backed securities	13,341	62	—	13,403
Total	$508,986	$8,859	$(258)	$517,587
December 31, 2020
U.S. treasuries	$465,416	$9,820	$—	$475,236
U.S. federal agencies	19,697	1	(60)	19,638
Mortgage backed securities (1)	15,268	428	—	15,696
States and political subdivisions	28,571	377	—	28,948
Asset backed securities	13,337	—	(623)	12,714
Total	$542,289	$10,626	$(683)	$552,232

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.

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

	March 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$862	$862	$807	$809
After one year but within five years	2,089	2,085	2,091	2,110
After five years but within ten years	4	5	65	64
After ten years	1	1	1	1
Total	$2,956	$2,953	$2,964	$2,984
Available for Sale
Contractual maturity of debt securities:
Within one year	$110,317	$111,484	$339,752	$341,102
After one year but within five years	359,388	366,433	162,401	171,135
After five years but within ten years	5,914	6,049	3,753	3,910
After ten years	33,367	33,621	36,383	36,085
Total debt securities	$508,986	$517,587	$542,289	$552,232

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Book value of pledged securities	$459,251	$490,833

(4)	LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	March 31, 2021	December 31, 2020
	Amount	Amount
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$636,652	$641,987
Commercial real estate non-owner occupied	959,988	971,158
Construction and development < 60 months	258,585	229,615
Construction residential real estate < 60 months	196,096	206,195
Residential real estate first lien	844,149	853,316
Residential real estate all other	165,513	168,081
Farmland	251,875	252,958
Commercial and agricultural non-real estate	1,101,518	1,159,810
Consumer non-real estate	348,988	355,405
Oil and gas	172,300	179,355
Other loans (2)	878,233	822,078
Pegasus Bank	544,493	554,548
Total (1)	$6,358,390	$6,394,506
(1) Excludes accrued interest receivable of $24.7 million at March 31, 2021 and $26.0 million at December 31, 2020, that is recorded in accrued interest receivable and other assets.

(2) Includes PPP loans held for investment of $713.7 million, net of unamortized processing fees of $23.3 million at March 31, 2021 and $652.7 million, net of unamortized processing fees of $14.5 million at December 31, 2020.

Other loans. Other loans consist of loans approved by the Small Business Administration (“SBA”), which include loans funded through the Paycheck Protection Program (“PPP”). Since PPP loans are fully guaranteed by the SBA, there is no expected credit loss related to these loans. In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. During the three months ended March 31, 2021, $9.8 million of processing fees were recognized as interest income related to the PPP loans.

BancFirst’s loans are mostly to customers within Oklahoma and approximately 52% of the loans are secured by real estate.  Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

BancFirst’s commercial and agricultural non-real estate and oil and gas loan categories include upstream and midstream energy loans, and loans to companies that provide ancillary services to the energy industry, such as transportation, preparation contractors and equipment manufacturers. The balance of upstream energy loans was approximately $183 million at March 31, 2021 and approximately $191 million at December 31, 2020. The balance of midstream energy loans was approximately $33 million at March 31, 2021 and approximately $50 million at December 31, 2020. The balance of the ancillary services energy loans was approximately $67 million at March 31, 2021 and approximately $59 million at December 31, 2020.

Pegasus Bank’s loans are mostly to customers within Texas and approximately $294 million or 54% of the loans are secured by real estate at March 31, 2021. Pegasus Bank’s commercial and agricultural non-real estate loans were approximately $228 million at March 31, 2021 and approximately $262 million at December 31, 2020. Pegasus Bank’s commercial and agricultural non-real estate loan category includes upstream energy loans, and loans to companies that provide ancillary services to the energy industry, such as transportation, preparation contractors and equipment manufacturers. The balance of upstream energy loans was approximately $109 million at March 31, 2021 and approximately $107 million at December 31, 2020. The balance of midstream energy loans was approximately $11 million at both March 31, 2021 and December 31, 2020. The balance of the ancillary services energy loans was approximately $15 million at March 31, 2021 and approximately $13 million at December 31, 2020.

Accounting policies related to appraisals, and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Troubled Debt Restructurings, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of troubled debt restructurings and other real estate owned and repossessed assets:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Troubled debt restructurings	$7,801	$7,784
Other real estate owned and repossessed assets	$30,320	$32,480

The Company charges interest on principal balances outstanding on troubled debt restructurings during deferral periods. The current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings were not considered to be material.

During the first quarter of 2021, the Company sold property held in other real estate owned for a total loss of $55,000, compared to a total gain of $2.2 million in the first quarter of 2020.

Nonaccrual loans

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $521,000 for the three months ended March 31, 2021 and approximately $332,000 for the three months ended March 31, 2020.

Nonaccrual loans guaranteed by government agencies totaled approximately $6.6 million at March 31, 2021 and approximately $7.8 million at December 31, 2020.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$969	$1,404
Commercial real estate non-owner occupied	4,794	4,719
Construction and development < 60 months	91	95
Construction residential real estate < 60 months	—	—
Residential real estate first lien	3,163	3,615
Residential real estate all other	1,293	1,362
Farmland	5,848	7,901
Commercial and agricultural non-real estate	12,391	12,782
Consumer non-real estate	212	268
Oil and gas	—	—
Other loans	6,565	5,399
Pegasus Bank	—	—
Total	$35,326	$37,545

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
	(Dollars in thousands)
As of March 31, 2021
BancFirst
Real estate:
Commercial real estate owner occupied	$601	$80	$739	$1,420	$635,232	$636,652	$—
Commercial real estate non-owner occupied	4,757	—	108	4,865	955,123	959,988	33
Construction and development < 60 months	419	45	—	464	258,121	258,585	—
Construction residential real estate < 60 months	1,510	—	—	1,510	194,586	196,096	—
Residential real estate first lien	5,444	706	2,927	9,077	835,072	844,149	1,022
Residential real estate all other	1,588	30	1,338	2,956	162,557	165,513	173
Farmland	614	140	4,242	4,996	246,879	251,875	14
Commercial and agricultural non-real estate	1,164	374	5,019	6,557	1,094,961	1,101,518	1,326
Consumer non-real estate	1,589	330	430	2,349	346,639	348,988	365
Oil and gas	61	—	—	61	172,239	172,300	—
Other loans	221	428	3,897	4,546	873,687	878,233	2,349
Pegasus Bank	—	1,747	—	1,747	542,746	544,493	—
Total	$17,968	$3,880	$18,700	$40,548	$6,317,842	$6,358,390	$5,282

As of December 31, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$1,096	$108	$1,164	$2,368	$639,619	$641,987	$—
Commercial real estate non-owner occupied	323	—	34	357	970,801	971,158	35
Construction and development < 60 months	511	86	—	597	229,018	229,615	—
Construction residential real estate < 60 months	1,106	—	282	1,388	204,807	206,195	282
Residential real estate first lien	5,428	1,463	2,978	9,869	843,447	853,316	945
Residential real estate all other	520	55	1,606	2,181	165,900	168,081	384
Farmland	1,297	344	6,223	7,864	245,094	252,958	135
Commercial and agricultural non-real estate	2,788	1,794	4,345	8,927	1,150,883	1,159,810	465
Consumer non-real estate	2,154	501	534	3,189	352,216	355,405	386
Oil and gas	—	—	—	—	179,355	179,355	—
Other loans	951	1,223	6,618	8,792	813,286	822,078	2,170
Pegasus Bank	—	—	—	—	554,548	554,548	—
Total	$16,174	$5,574	$23,784	$45,532	$6,348,974	$6,394,506	$4,802

Due to the impacts of the COVID-19 pandemic, the Company had approximately $88 million in modified loans as of March 31, 2021 and $81.7 million in modified loans as of December 31, 2020, most of which were secured by commercial real estate. These modifications were undertaken in response to Section 4013 of the CARES Act and the regulatory intent outlined in the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity. However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately be permanently impaired. The timing and extent of such consequences are difficult to ascertain at this time and are dependent on the duration of the COVID-19 pandemic, the level and success of the government’s economic stimulus, and further regulatory guidance. These modified loans are included in Current Loans in the table above.

Credit Quality Indicators

The Company considers credit quality indicators to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical credit loss experience and economic conditions. An internal risk grading system is used to indicate the credit risk of loans. The loan grades used by the Company are for internal risk identification purposes and do not directly correlate to regulatory classification categories or any financial reporting definitions. The general characteristics of the risk grades and the table summarizing our gross loans held for investment by year of origination and internally assigned credit grades as of December 31, 2020, are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes our gross loans held for investment by year of origination and internally assigned credit grades as of March 31, 2021:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(Dollars in thousands)
As of March 31, 2021
BancFirst
Commercial real estate owner occupied
Grade 1	$23,563	$146,668	$86,383	$63,000	$37,685	$117,044	$16,271	$490,614
Grade 2	4,208	40,127	30,459	10,616	9,613	37,459	4,201	136,683
Grade 3	9	3,825	30	466	483	3,573	—	8,386
Grade 4	—	34	63	317	—	248	307	969
Total commercial real estate owner occupied loans	27,780	190,654	116,935	74,399	47,781	158,324	20,779	636,652
Commercial real estate non-owner occupied
Grade 1	50,243	236,739	154,498	73,368	64,959	143,281	11,514	734,602
Grade 2	7,968	58,067	45,308	26,102	17,806	47,430	4,929	207,610
Grade 3	6,738	785	3,063	519	1,609	81	—	12,795
Grade 4	—	4,719	86	—	—	176	—	4,981
Total commercial real estate non-owner occupied loans	64,949	300,310	202,955	99,989	84,374	190,968	16,443	959,988
Construction and development < 60 months
Grade 1	45,528	92,005	60,758	11,413	3,686	3,077	7,971	224,438
Grade 2	4,073	11,256	11,272	1,116	746	758	803	30,024
Grade 3	2,053	1,795	131	8	45	—	—	4,032
Grade 4	—	—	62	8	21	—	—	91
Total construction and development < 60 months	51,654	105,056	72,223	12,545	4,498	3,835	8,774	258,585
Construction residential real estate < 60 months
Grade 1	44,635	107,546	155	69	20	36	10,678	163,139
Grade 2	7,530	23,822	—	110	—	462	200	32,124
Grade 3	286	547	—	—	—	—	—	833
Total construction residential real estate < 60 months	52,451	131,915	155	179	20	498	10,878	196,096
Residential real estate first lien
Grade 1	68,977	214,495	122,472	74,112	58,362	166,467	—	704,885
Grade 2	5,180	26,051	15,445	19,158	11,149	42,497	—	119,480
Grade 3	687	2,590	2,548	2,128	1,721	5,593	—	15,267
Grade 4	49	412	659	498	200	2,699	—	4,517
Total residential real estate first lien	74,893	243,548	141,124	95,896	71,432	217,256	—	844,149
Residential real estate all other
Grade 1	3,747	19,180	12,583	9,427	5,641	16,013	29,371	95,962
Grade 2	605	3,502	1,833	1,333	1,623	2,393	53,936	65,225
Grade 3	105	146	466	288	87	351	1,296	2,739
Grade 4	—	217	—	558	95	695	22	1,587
Total residential real estate all other	4,457	23,045	14,882	11,606	7,446	19,452	84,625	165,513
Farmland
Grade 1	12,125	46,945	25,602	16,291	13,155	35,907	9,321	159,346
Grade 2	4,126	11,817	30,125	6,254	5,959	13,371	8,506	80,158
Grade 3	1,399	2,217	287	74	842	1,116	2,007	7,942
Grade 4	—	414	14	3,188	296	239	278	4,429
Total farmland	17,650	61,393	56,028	25,807	20,252	50,633	20,112	251,875
Commercial and agricultural non-real estate
Grade 1	117,733	144,961	128,177	92,010	63,617	60,998	230,768	838,264
Grade 2	17,356	61,227	31,397	15,072	4,523	21,254	56,833	207,662
Grade 3	1,610	7,452	1,269	11,220	1,915	572	20,044	44,082
Grade 4	—	565	1,501	541	233	1,240	7,430	11,510
Total commercial and agricultural non-real estate	136,699	214,205	162,344	118,843	70,288	84,064	315,075	1,101,518
Consumer non-real estate
Grade 1	47,697	139,148	78,071	33,990	11,288	4,788	6,700	321,682
Grade 2	4,182	11,293	4,782	2,869	775	608	288	24,797
Grade 3	125	476	781	335	193	64	4	1,978
Grade 4	2	133	182	76	41	96	1	531
Total consumer non-real estate	52,006	151,050	83,816	37,270	12,297	5,556	6,993	348,988
Oil and gas
Grade 1	71,423	36,838	62	74	—	4,071	14,562	127,030
Grade 2	8,431	8,706	651	—	—	—	9,619	27,407
Grade 3	17,737	126	—	—	—	—	—	17,863
Total oil and gas	97,591	45,670	713	74	—	4,071	24,181	172,300

Other loans
Grade 1	715,454	34,146	30,287	25,272	18,653	24,729	21,773	870,314
Grade 2	—	—	265	17	2,676	2,589	933	6,480
Grade 3	—	—	—	15	1	194	71	281
Grade 4	—	141	—	—	294	148	575	1,158
Total other loans	715,454	34,287	30,552	25,304	21,624	27,660	23,352	878,233
Pegasus Bank
Grade 1	30,903	93,796	57,518	25,501	17,290	54,093	117,769	396,870
Grade 2	10,555	24,966	22,483	3,524	19,199	8,146	57,185	146,058
Grade 3	121	117	—	—	—	1,327	—	1,565
Total Pegasus Bank	41,579	118,879	80,001	29,025	36,489	63,566	174,954	544,493
Total loans held for investment	$1,337,163	$1,620,012	$961,728	$530,937	$376,501	$825,883	$706,166	$6,358,390

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist by identifying by portfolio segments, the applicable weighted average life and measuring the allowance for credit losses using the vintage loss analysis adjusted for qualitative factors. The weighted average life of the Company’s loans segments are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
	(Dollars in thousands)
Three Months Ended March 31, 2021
BancFirst
Real estate:
Commercial real estate owner occupied	$7,035	$—	$—	$—	$(440)	$6,595
Commercial real estate non-owner occupied	11,842	(38)	—	(38)	5,151	16,955
Construction and development < 60 months	2,560	—	3	3	180	2,743
Construction residential real estate < 60 months	627	—	—	—	356	983
Residential real estate first lien	2,570	(43)	15	(28)	50	2,592
Residential real estate all other	2,230	(16)	3	(13)	(344)	1,873
Farmland	3,136	—	—	—	(59)	3,077
Commercial and agricultural non-real estate	32,400	(104)	26	(78)	363	32,685
Consumer non-real estate	3,377	(413)	112	(301)	180	3,256
Oil and gas	17,851	—	—	—	(5,720)	12,131
Other loans	3,182	(52)	—	(52)	60	3,190
Pegasus Bank	4,556	—	1	1	223	4,780
Total	$91,366	$(666)	$160	$(506)	$—	$90,860

	Allowance for Credit Losses
	Balance at beginning of period	Impact of CECL adoption	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$5,625	$(2,806)	$432	$—	$—	$—	$1,293	$4,544
Commercial real estate non-owner occupied	8,358	(5,507)	—	—	—	—	3,084	5,935
Construction and development < 60 months	2,214	(1,056)	—	(3)	—	(3)	(19)	1,136
Construction residential real estate < 60 months	1,933	(778)	—	(1)	—	(1)	464	1,618
Residential real estate first lien	8,692	(3,831)	7	(152)	2	(150)	1,474	6,192
Residential real estate all other	2,767	(1,408)	—	(25)	27	2	931	2,292
Farmland	2,821	(1,408)	1	—	—	—	374	1,788
Commercial and agricultural non-real estate	13,462	13,195	62	(87)	17	(70)	7,344	33,993
Consumer non-real estate	3,252	(622)	—	(321)	57	(264)	1,019	3,385
Oil and gas	1,883	(1,346)	—	—	—	—	2,746	3,283
Other loans	2,632	(116)	—	—	2	2	233	2,751
Pegasus Bank	599	2,488	—	(571)	7	(564)	640	3,163
Total	$54,238	$(3,195)	$502	$(1,160)	$112	$(1,048)	$19,583	$70,080

Purchased Credit Deteriorated Loans

The Company has previously purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the three-month period ended March 31, 2021. The credit-deteriorated loans purchased during the three-month period ended March 31, 2020 were as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the period ended March 31, 2020
Purchase price of loans at acquisition	$1,761
Allowance for credit losses at acquisition	502
Par value of acquired loans at acquisition	$2,263

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended March 31, 2021 and 2020, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of March 31, 2021
BancFirst
Real estate:
Commercial real estate owner occupied	$423	$—	$—	$—	$423	$176
Commercial real estate non-owner occupied	4,719	—	—	—	4,719	1,000
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—
Residential real estate first lien	805	—	—	—	805	138
Residential real estate all other	631	—	—	—	631	550
Farmland	3,215	—	—	—	3,215	1,113
Commercial and agricultural non-real estate	—	8,310	—	1,317	9,627	4,129
Consumer non-real estate	—	—	—	50	50	11
Oil and gas	—	—	—	—	—	—
Other loans	—	17	—	—	17	16
Pegasus Bank	1,255	—	—	—	1,255	222
Total collateral-dependent loans held for investment	$11,048	$8,327	$—	$1,367	$20,742	$7,355

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
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

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Other real estate owned	$357	$2,342
Repossessed assets	220	318
Total	$577	$2,660

(5)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of March 31, 2021
Core deposit intangibles	$28,963	$(11,366)	$17,597
Customer relationship intangibles	3,350	(2,741)	609
Total	$32,313	$(14,107)	$18,206
As of December 31, 2020
Core deposit intangibles	$33,411	$(15,076)	$18,335
Customer relationship intangibles	3,350	(2,686)	664
Total	$36,761	$(17,762)	$18,999

The following is a summary of goodwill by business segment:

				Other	Executive,
	Metropolitan	Community	Pegasus	Financial	Operations
	Banks	Banks	Bank	Services	& Support	Consolidated
(Dollars in thousands)
Three months ended March 31, 2021
Balance at beginning and end of period	$13,767	$61,212	$68,855	$5,464	$624	$149,922

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

(6)     LEASES

Lessee

The Company has operating leases, which primarily consist of office space in buildings, ATM locations, storage facilities, parking lots, equipment and land on which it owns certain buildings.

Rent expense for all operating leases, including those rented on a monthly or temporary basis totaled approximately $503,000 and approximately $463,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.

As of March 31, 2021, right of use lease asset included in accrued interest receivable and other assets on the balance sheet totaled $4.1 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $4.0 million. There have been no significant changes in our expected future minimum lease payments since December 31, 2020. The future minimum lease payments are disclosed in Note (20) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, our operating leases have a weighted-average remaining lease term of 3.3 years and a weighted-average discount rate of 3.1 percent.

Maturity of Operating Lease Liabilities

March 31, 2021
(Dollars in thousands)
2021 (nine months)	$1,059
2022	1,217
2023	713
2024	352
2025	285
Thereafter	891
Total lease payments	4,517
Less imputed Interest	(525)
Operating lease liability	$3,992

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the balance sheet as premises and equipment. The Company had operating lease revenue of $1.4 million for both the three months ended March 31, 2021 and March 31, 2020. Lease revenue is included in occupancy, net on the consolidated statement of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have operating leases that extend beyond 2031. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

March 31, 2021
(Dollars in thousands)
2021 (nine months)	$2,641
2022	2,886
2023	2,665
2024	2,601
2025	1,975
2026-2031	6,151
Total future minimum lease payments	$18,919

(7)	STOCK-BASED COMPENSATION

The Company has had a nonqualified incentive stock option plan the BancFirst Corporation Stock Option Plan (the “Employee Plan”) since May 1986. At March 31, 2021, there were 167,500 shares available for future grants. The Employee Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company has had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) since June 1999. Each non-employee director is granted an option for 10,000 shares. At March 31, 2021, there were 30,000 shares available for future grants. The Non-Employee Directors’ Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options in cash on a limited basis at the discretion of the Company. During the three months ended March 31, 2021, the Company had cash settlements for 121,330 shares for a total cost of $3.6 million that did not increase the outstanding shares of the Company.

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Three Months Ended March 31, 2021
Outstanding at December 31, 2020	1,343,080	$35.28
Options granted	23,000	70.54
Options exercised	(170,330)	23.29
Outstanding at March 31, 2021	1,195,750	37.67	8.89 Yrs	$39,485
Exercisable at March 31, 2021	552,500	25.92	7.33 Yrs	$24,735

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Total intrinsic value of options exercised	$7,303	$389
Cash received from options exercised	3,966	201
Tax benefit realized from options exercised	1,860	99

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Stock-based compensation expense	$576	$426
Tax benefit	147	109
Stock-based compensation expense, net of tax	$429	$317

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

March 31, 2021
(Dollars in thousands)
Unearned stock-based compensation expense	$5,113

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Three Months Ended March 31,
	2021	2020
Weighted average grant-date fair value per share of options granted	$23.80	$10.56
Risk-free interest rate	1.34 to 1.64%	1.13%
Dividend yield	2.00%	2.00%
Stock price volatility	35.55 to 35.73%	22.84%
Expected term	10 Yrs	10 Yrs

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

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of March 31, 2021, there are 19,717 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 2,161 and 1,307 shares of common stock distributed from the Deferred Stock Compensation Plan during the three months ended March 31, 2021 and March 31, 2020, respectively.

A summary of the accumulated stock units is as follows:

	March 31,	December 31,
	2021	2020
Accumulated stock units	148,343	148,278
Average price	$29.14	$28.57

(8)	STOCKHOLDERS’ EQUITY

In November 1999, the Company adopted the SRP. The SRP may be used as a means to increase earnings per share and return on equity. In addition, the SRP may be used to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee.

The following table is a summary of the shares under the program:

	Three Months Ended March 31,
	2021	2020
Number of shares repurchased	—	59,284
Average price of shares repurchased	$—	$52.26
Shares remaining to be repurchased	62,782	62,782

The Company, BancFirst and Pegasus Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s, BancFirst’s and Pegasus Bank’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of March 31, 2021, the Company, BancFirst and Pegasus Bank met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2021:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,024,295	16.41%	$499,314	8.00%	$655,350	10.50%	N/A	N/A
BancFirst	919,705	16.27%	452,334	8.00%	593,688	10.50%	$565,417	10.00%
Pegasus Bank	74,397	12.90%	46,124	8.00%	60,538	10.50%	57,656	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$920,119	14.74%	$280,864	4.50%	$436,900	7.00%	N/A	N/A
BancFirst	828,838	14.66%	254,438	4.50%	395,792	7.00%	$367,521	6.50%
Pegasus Bank	69,519	12.06%	25,945	4.50%	40,359	7.00%	37,476	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$946,119	15.16%	$374,486	6.00%	$530,521	8.50%	N/A	N/A
BancFirst	848,838	15.01%	339,250	6.00%	480,604	8.50%	$452,334	8.00%
Pegasus Bank	69,519	12.06%	34,593	6.00%	49,007	8.50%	46,124	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$946,119	9.45%	$400,544	4.00%	N/A	N/A	N/A	N/A
BancFirst	848,838	9.36%	362,698	4.00%	N/A	N/A	$453,372	5.00%
Pegasus Bank	69,519	7.52%	36,996	4.00%	N/A	N/A	46,245	5.00%

As of March 31, 2021, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst and Pegasus Bank as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of the Company, BancFirst and Pegasus Bank includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for the Company, BancFirst and Pegasus Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notification of BancFirst and Pegasus Bank’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility are included. The PPP loans the Company originated in 2020 and 2021 are included in the calculation of the Company’s leverage ratio as of March 31, 2021 as the Company did not utilize the PPP Facility for funding purposes.

(9)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2021
Basic
Income available to common stockholders	$42,520	32,756,852	$1.30
Dilutive effect of stock options	—	651,264
Diluted
Income available to common stockholders plus assumed exercises of stock options	$42,520	33,408,116	$1.27
Three Months Ended March 31, 2020
Basic
Income available to common stockholders	$22,608	32,679,587	$0.69
Dilutive effect of stock options	—	607,772
Diluted
Income available to common stockholders plus assumed exercises of stock options	$22,608	33,287,359	$0.68

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended March 31, 2021	110,144
Three Months Ended March 31, 2020	351,862

(10)	FAIR VALUE MEASUREMENTS

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

•

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes certain collaterally dependent loans, repossessed assets, other real estate owned, goodwill and other intangible assets.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2021
Securities available for sale:
U.S. Treasury	$453,786	$—	$—	$453,786
U.S. federal agencies	—	19,109	—	19,109
Mortgage-backed securities	—	15,249	—	15,249
States and political subdivisions	—	15,885	155	16,040
Asset backed securities	—	13,403	—	13,403

December 31, 2020
Securities available for sale:
U.S. Treasury	$475,236	$—	$—	$475,236
U.S. federal agencies	—	19,638	—	19,638
Mortgage-backed securities	—	15,696	—	15,696
States and political subdivisions	—	28,793	155	28,948
Asset backed securities	—	—	12,714	12,714

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at the beginning of the year	$12,869	$12,714
Transfers to level 2	(12,714)	1,643
Settlements	—	(1,473)
Total unrealized gains/(losses)	—	(15)
Balance at the end of the period	$155	$12,869

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2021, the Company transferred securities from Level 3 to Level 2 due to a review of the pricing models that determined some asset backed securities to be Level 2. During the year ended December 31, 2020, the Company transferred securities from Level 2 to Level 3 due to a review of the pricing models that determined some state and political subdivisions bonds to be Level 3.

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

The following table summarizes assets measured at fair value on a nonrecurring basis during the period presented. The fair value represents end of period values, which approximate fair value measurements that occurred on various measurement dates throughout the period:

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended March 31, 2021
Equity securities	$21,275
Collateral dependent loans	3,707
Repossessed assets	91
Other real estate owned	332
As of and for the Year-to-date Period Ended December 31, 2020
Equity securities	$21,203
Collateral dependent loans	11,347
Repossessed assets	291
Other real estate owned	32,066

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

Loans Held For Sale

    The Company originates mortgage loans to be sold.  At the time of origination, the acquiring bank has already been determined and the terms of the loan, including interest rate, have already been set by the acquiring bank, allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination. Loans held for sale are valued using Level 2 inputs.  Gains or losses recognized upon the sale of the loans are determined on a specific identification basis. At December 31, 2020, the Company’s principal subsidiary bank, BancFirst, had approximately $21.6 million in loans held for sale at its Hugo, Oklahoma branch that were sold to AmeriState Bank in Atoka, Oklahoma in the first quarter of 2021.

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31,		December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$3,062,408	$3,062,408	$1,616,912	$1,616,912
Debt securities held for investment	51	53	59	62
Loans held for sale	21,718	21,718	53,719	53,719
Level 3 inputs:
Debt securities held for investment	2,905	2,900	2,905	2,922
Loans, net of allowance for credit losses	6,267,530	6,269,096	6,303,140	6,347,803
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	9,371,940	9,394,515	8,064,704	8,084,695
Short-term borrowings	3,750	3,750	1,100	1,100
Junior subordinated debentures	26,804	28,948	26,804	30,535
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		3,237		3,115
Letters of credit		542		722

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at March 31, 2021 or December 31, 2020.

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

The results of operations and selected financial information for the five business units are as follows:

	Metropolitan Banks	Community Banks	Pegasus Bank	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2021
Net interest income	$19,333	$42,770	$5,359	$9,882	$(407)	$269	$77,206
Noninterest income	5,144	14,976	384	11,575	49,731	(41,875)	39,935
Income before taxes	13,924	29,769	1,645	5,951	42,340	(41,451)	52,178

Three Months Ended March 31, 2020
Net interest income	$22,184	$44,498	$5,608	$1,583	$200	$—	$74,073
Noninterest income	4,700	15,853	131	10,890	27,483	(23,912)	35,145
Income before taxes	10,413	24,436	1,598	5,759	9,403	(23,359)	28,250

Total Assets:
March 31, 2021	$3,141,484	$6,229,504	$971,620	$125,184	$1,299,191	$(1,217,678)	$10,549,305
December 31, 2020	2,729,886	5,527,611	919,572	137,122	1,073,507	(1,175,341)	9,212,357

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2021 and December 31, 2020 and results of operations for the three months ended March 31, 2021 should be read in conjunction with our consolidated financial statements and notes to the financial statements for the year ended December 31, 2020, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2020 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

•	The likelihood the Durbin Amendment will impact non-interest income.
•	The effect of governments’ stimulus programs.
•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.
•	Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.
•	Inflation, interest rates, energy prices, securities markets and monetary fluctuations.
•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company must comply.
•	Impairment of the Company’s goodwill or other intangible assets.
•	Changes in consumer spending, borrowing and savings habits.
•	Changes in the financial performance and/or condition of the Company’s borrowers.
•	Technological changes.
•	Acquisitions and integration of acquired businesses.
•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	The Company’s success at managing the risks involved in the foregoing items.

Actual results may differ materially from forward-looking statements.

THE COVID-19 PANDEMIC

The COVID-19 pandemic and actions taken in response to it have negatively impacted the global economy and all financial markets. Since March 31, 2020, these conditions and the related financial impact have continued. Although the Company is not able to estimate the impact of the COVID-19 pandemic and the resultant economic circumstances on a long-term basis at this time, the COVID-19 pandemic could materially affect the Company’s financial and operational results. The Company is closely monitoring its loan portfolio for effects related to COVID-19. See Item 1.A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for further discussion.

SUMMARY

The Company’s net income for the first quarter of 2021 was $42.5 million, compared to $22.6 million for the first quarter of 2020. Diluted net income per common share was $1.27 and $0.68 for the first quarter of 2021 and 2020, respectively. For the first quarter of 2021, no provision for credit losses was recorded compared to a provision for credit losses of $19.6 million for the first quarter of 2020; the absence of a provision in the first quarter of 2021 was due to improvements in economic conditions and the outlook for certain economic indicators.

The Company’s net interest income for the first quarter of 2021 increased to $77.2 million, compared to $74.1 million for the first quarter of 2020. Net interest income increased for the first quarter of 2021 due to loan growth, PPP fee income of approximately $9.8 million and the decrease in interest rates paid on deposits. The net interest margin for the quarter was 3.36%, compared to 3.82% a year ago. Noninterest income for the first quarter of 2021 totaled $39.9 million, compared to $35.1 million for the first quarter of 2020. The increase in noninterest income was due to a gain from the sale of the Company’s Hugo, Oklahoma branch of $2.5 million, $2.4 million in rental income from a real estate property foreclosed on in the fourth quarter of 2020, and a $1.2 million increase in income from sales of mortgage loans, which were partially offset by a $1.3 million decrease in treasury management income. Noninterest expense for the first quarter of 2021 increased to $65.0 million, compared to $61.4 million for the first quarter of 2020 because of $1.4 million of expenses related to such foreclosed property, and a $2.2 million gain on the sale of other real estate owned in the first quarter of 2020 that reduced noninterest expense. The Company’s effective tax rate was 18.5% for the first quarter of 2021 compared to 20.0% for the first quarter of 2020.

At March 31, 2021, the Company’s total assets were $10.5 billion, an increase of $1.3 billion from December 31, 2020. Debt securities of $520.5 million at March 31, 2021 were down $34.7 million from December 31, 2020. Loans totaled $6.4 billion, a decrease of $68.1 million from December 31, 2020 partially due to approximately $21 million of loans that were sold with the Company’s Hugo, Oklahoma branch. Deposits totaled $9.4 billion, an increase of $1.3 billion from the December 31, 2020 total. The increase in assets and deposits were primarily related to the Paycheck Protection Program (PPP) and other government stimulus. At March 31, 2021, the Company had PPP loans held for investment of $713.7 million, net of unamortized processing fees of $23.3 million. The Company’s total stockholders’ equity at March 31, 2021 was $1.1 billion, an increase of $26.8 million over December 31, 2020. Off-balance sweep accounts were $2.2 billion at March 31, 2021 compared to $2.7 billion at December 31, 2020.

Nonaccrual loans represent 0.55% of total loans at March 31, 2021, down from 0.58% at December 31, 2020. Net charge-offs for the quarter were 0.01% of average loans for the first quarter of 2021, compared to 0.02% of average loans for the first quarter of 2020.  The allowance for credit losses to total loans was 1.42% at both March 31, 2021 and December 31, 2020, and the allowance for credit losses to nonaccrual loans was 257.20% compared to 243.35% at December 31, 2020.

See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

There have been no changes in the Registrant’s disclosures regarding recently issued accounting pronouncements since December 31, 2020, the date of its most recent annual report to stockholders.

SEGMENT INFORMATION

See Note (11) of the Notes to Consolidated Financial Statements for disclosures regarding business segments.

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following table presents, for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances are derived from daily averages.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis

(Dollars in thousands)

	Three Months Ended March 31,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$6,400,845	$77,766	4.93%	$5,770,502	$76,658	5.33%
Deb securities – taxable	521,698	1,693	1.32	506,893	2,586	2.05
Debt securities – tax exempt	19,340	88	1.84	17,474	123	2.83
Federal funds sold and interest-bearing deposits with banks	2,387,000	595	0.10	1,493,771	4,769	1.28
Total earning assets	9,328,883	80,142	3.48	7,788,640	84,136	4.33
Nonearning assets:
Cash and due from banks	268,848			191,682
Interest receivable and other assets	683,868			582,200
Allowance for credit losses	(90,551)			(51,515)
Total nonearning assets	862,165			722,367
Total assets	$10,191,048			$8,511,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$766,994	$149	0.08%	$815,827	$515	0.25%
Savings deposits	3,504,020	1,106	0.13	3,020,093	6,249	0.83
Time deposits	657,938	1,067	0.66	697,821	2,636	1.51
Short-term borrowings	2,928	1	0.19	2,448	7	1.18
Junior subordinated debentures	26,804	491	7.43	26,804	491	7.35
Total interest-bearing liabilities	4,958,684	2,814	0.23	4,562,993	9,898	0.87
Interest-free funds:
Noninterest-bearing deposits	4,106,084			2,888,342
Interest payable and other liabilities	41,522			36,879
Stockholders’ equity	1,084,758			1,022,793
Total interest free funds	5,232,364			3,948,014
Total liabilities and stockholders’ equity	$10,191,048			$8,511,007
Net interest income		$77,328			$74,238
Net interest spread			3.25%			3.46%
Effect of interest free funds			0.11%			0.36%
Net interest margin			3.36%			3.82%

For these computations, information is shown on a taxable-equivalent basis assuming a 21% tax rate.
(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Income Statement Data
Net interest income	$77,206	$74,073
Provision for credit losses	—	19,583
Securities transactions	95	50
Total noninterest income	39,935	35,145
Salaries and employee benefits	39,577	39,756
Total noninterest expense	64,963	61,385
Net income	42,520	22,608
Per Common Share Data
Net income – basic	$1.30	$0.69
Net income – diluted	1.27	0.68
Cash dividends	0.34	0.32
Performance Data
Return on average assets	1.69%	1.07%
Return on average stockholders’ equity	15.90	8.87
Cash dividend payout ratio	26.15	46.38
Net interest spread	3.25	3.46
Net interest margin	3.36	3.82
Efficiency ratio	55.46	56.20
Net charge-offs to average loans	0.01	0.02

Net Interest Income

For the three months ended March 31, 2021, net interest income, which is the Company’s principal source of operating revenue, increased $3.1 million or 4.2% compared to the three months ended March 31, 2020. Net interest income increased for the first quarter of 2021 due to loan growth, PPP fee income of approximately $9.8 million and the decrease in interest rates paid on deposits. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin for the first quarter of 2021 decreased compared to the first quarter of 2020, primarily due to the lower average rates on loans, federal funds and securities during the quarter.

The Company’s net interest income and net interest margin have been, and the Company currently expects them to continue to be, impacted by the decreases in market interest rates. The expectation is that interest rates will remain at these low levels for some period of time in light of the on-going response in Federal Reserve policy driven by the economic disruption arising from the COVID-19 pandemic.

Provision for Credit Losses

For the first quarter of 2021, no provision for credit losses was recorded, compared to a provision for credit losses of $19.6 million for the first quarter of 2020. The Company’s lack of provision for the first quarter of 2021 was based on improvements in economic conditions and the Company’s outlook for certain economic indicators. The elevated provision during the first quarter of 2020 was based on the Company’s evaluation of the level of uncertainty and lack of clarity of the timing of an end to the COVID-19 pandemic, as well as the magnitude of the government’s stimulus response to it. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $506,000 for the first quarter of 2021, compared to net loan charge-offs of $1.0 million for the first quarter of 2020. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a low level.

Noninterest Income

Noninterest income, as presented in the preceding table, increased by $4.8 million for first quarter of 2021 compared to the first quarter of 2020. The increase in noninterest income was due to a gain from the sale of the Company’s Hugo, Oklahoma branch of $2.5 million, $2.4 million in rental income from a real estate property foreclosed on in the fourth quarter of 2020, and a $1.2 million increase in income from sales of mortgage loans, which were partially offset by a $1.3 million decrease in treasury management income.

Noninterest income included non-sufficient funds fees totaling $5.5 million and $8.3 million for the three month periods ended March 31, 2021 and 2020, respectively. This represents 13.8% and 23.5% of the Company’s noninterest income for the three month periods ended March 31, 2021 and 2020, respectively. In addition, the Company had debit card interchange fees totaling $10.7 million and $8.2 million during the three month periods ended March 31, 2021 and 2020, respectively. This represents 26.7% and 23.3% of the Company’s noninterest income for the three month periods ended March 31, 2021 and 2020, respectively. For the first quarter of 2021 compared to the first quarter of 2020, government assistance funds that flowed into the market, including PPP loans and stimulus payments to households, increased customer liquidity and higher volume of transactions. This activity resulted in lower non-sufficient funds fees and higher debit card interchange fees.

Prior to the COVID-19 pandemic, there was little or no likelihood that the Company would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown dramatically beyond reasonably foreseeable levels. To the extent the COVID-19 pandemic continues and the government response to it continues on the same or similar basis, it is likely the Company will exceed $10 billion in total assets at December 31, 2021. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this would trigger an approximate reduction of annual pretax income from debit card interchange fees of between $17 to $20 million beginning July 1, 2022.

The Company earned $2.0 million on the sale of loans for first quarter of 2021 compared to $781,000 for first quarter of 2020. The income from sales of loans increased due to the increase in volume of loans originated due to record low mortgage rates.

Noninterest Expense

Noninterest expense, as presented in the preceding table, increased by $3.6 million for first quarter of 2021 compared to the first quarter of 2020. The increase in noninterest expenses was due to $1.4 million of expenses related to a real estate property foreclosed on in the fourth quarter of 2020 and a $2.2 million gain on the sale of other real estate owned in the first quarter of 2020 that reduced noninterest expense.

Income Taxes

The Company’s effective tax rate was 18.5% for the first quarter of 2021, compared to 20.0% for the first quarter of 2020. The effective tax rate was lower for the first quarter of 2021 compared to the first quarter of 2020 primarily because of an increase in employee options exercised during the quarter. The reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Balance Sheet Data
Total assets	$10,549,305	$9,212,357
Total loans (net of unearned interest)	6,380,108	6,448,225
Allowance for credit losses	90,860	91,366
Debt securities	520,543	555,196
Deposits	9,371,940	8,064,704
Stockholders' equity	1,094,671	1,067,885
Book value per share	33.40	32.64
Tangible book value per share (non-GAAP)(1)	28.27	27.47
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,094,671	$1,067,885
Less goodwill	149,922	149,922
Less intangible assets, net	18,206	18,999
Tangible stockholders' equity (non-GAAP)	$926,543	$898,964
Common shares outstanding	32,771,013	32,719,852
Tangible book value per share (non-GAAP)	$28.27	$27.47
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	70.84%	78.28%
Average earning assets to total assets (year-to-date)	91.54	91.90
Average stockholders’ equity to average assets (year-to-date)	10.64	11.17
Asset Quality Data
Loans past due 90 days and still accruing	$5,282	$4,802
Nonaccrual loans (3)	35,326	37,545
Restructured loans	7,801	7,784
Total nonperforming and restructured loans	48,409	50,131
Other real estate owned and repossessed assets	30,320	32,480
Total nonperforming and restructured assets	78,729	82,611
Asset Quality Ratios:
Nonaccrual loans to total loans	0.55%	0.58%
Nonperforming and restructured loans to total loans	0.76	0.78
Nonperforming and restructured assets to total assets	0.75	0.90
Allowance for credit losses to total loans	1.42	1.42
Allowance for credit losses to nonperforming and restructured loans	187.69	182.26
Allowance for credit losses to nonaccrual loans	257.20	243.35
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

(3) Government Agencies guarantee approximately $6.6 million of nonaccrual loans at March 31, 2021.

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks increased by $1.4 billion or 89.4% to $3.1 billion, from December 31, 2020 to March 31, 2021. The increase was primarily related to the increase in deposits from PPP and other government stimulus payments.

Securities

At March 31, 2021, total debt securities decreased $34.7 million, or 6.2% compared to December 31, 2020. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on debt securities available for sale, before taxes, was $8.6 million at March 31, 2021, compared to a net unrealized gain of $9.9 million at December 31, 2020. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a gain of $6.4 million at March 31, 2021 and a gain of $7.4 million at December 31, 2020.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

Loans

At March 31, 2021, total loans decreased $68.1 million or 1.1% compared to December 31, 2020. The decrease in loans was partially due to approximately $21 million of loans that were sold with the Company’s Hugo, Oklahoma branch. At March 31, 2021, the balance of total PPP loans was $713.7 million, net of unamortized processing fees of $23.3 million.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s loan portfolio segments.

Allowance for Credit Losses

On January 1, 2020, the Company adopted ASC 326, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL. At March 31, 2021 and December 31, 2020, the allowance for credit losses to total loans represented 1.42% of total loans.

Nonaccrual and Restructured Assets

At March 31, 2021, nonperforming and restructured assets decreased $3.9 million to $78.7 million compared to December 31, 2020. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.75% of total assets at March 31, 2021 and 0.90% of total assets at December 31, 2020.

Nonaccrual loans totaled $35.3 million at March 31, 2021, compared to $37.5 million at December 31, 2020. The Company’s nonaccrual loans are primarily commercial and agricultural non-real estate and farmland. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is not in doubt. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $521,000 for the three months ended March 31, 2021 and $332,000 for the three months ended March 31, 2020. Only a small amount of this interest is expected to be ultimately collected. Approximately $6.6 million of nonaccrual loans were guaranteed by government agencies at March 31, 2021.

Restructured loans totaled $7.8 million at both March 31, 2021 and December 31 2020. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for credit losses. At March 31, 2021, the allowance for credit losses as a percentage of nonperforming and restructured loans was 187.69%, compared to 182.26%, at December 31, 2020. The level of nonperforming loans and credit losses could rise over time as a result of adverse economic conditions.

Other real estate owned and repossessed assets totaled $30.3 million at March 31, 2021, compared to $32.5 million at December 31, 2020. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. As of both March 31, 2021 and December 31, 2020, other real estate owned included a commercial real estate property recorded at approximately $28 million. Other real estate owned and repossessed assets are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $168.1 million and $168.9 million at March 31, 2021 and December 31, 2020, respectively.

Other assets includes the cash surrender value of key-man life insurance policies. The balance of the cash surrender value of key-man life insurance policies was $81.3 million at March 31, 2021 and $80.7 million at December 31, 2020.  In addition, other assets includes approximately $11.1 million in equity interest of a previous borrower in the oil and gas industry, which was received through bankruptcy proceedings in the fourth quarter of 2020. This asset is carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions  for the identical or a similar investment of the same issuer.

Low Income Housing and New Market Tax Credit Investments

During 2021, there have not been any material changes in the Company’s low income housing tax credit investments and new market tax credit investments, which are included in other assets on the Company’s balance sheet. See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for disclosures regarding the Company’s low income housing tax credit investments and new market tax credit investments.

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

Deposits

At March 31, 2021, deposits totaled $9.4 billion, an increase of $1.3 billion or 16.2% from the December 31, 2020 total. The increase in deposits was primarily related to deposits of proceeds from the PPP and government stimulus payments. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.6% at March 31, 2021 and 98.2% at December 31, 2020. Noninterest-bearing deposits to total deposits were 45.6% at March 31, 2021, compared to 47.0% at December 31, 2020.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $3.8 million at March 31, 2021, compared to $1.1 million at December 31, 2020.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $826.6 million, are pledged as collateral for the borrowings under the line of credit. As of March 31, 2021 and December 31, 2020, the Company had no advances outstanding under the line of credit from FHLB.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Capital Resources

Stockholders’ equity totaled $1.1 billion at both March 31, 2021 and December 31, 2020. In addition to net income of $42.5 million, other changes in stockholders’ equity during the three months ended March 31, 2021 included $1.3 million related to common stock issuances, and $576,00 related to stock-based compensation, that were partially offset by $11.1 million in dividends, $5.4 million in settlement of options in cash, and a $1.0 million decrease in other comprehensive income. The Company’s leverage ratio and total risk-based capital ratios at March 31, 2021, were well in excess of the regulatory requirements.

See Note (8) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

Liquidity Risk and Off-Balance Sheet Arrangements

There have not been any material changes in the Company’s liquidity and off-balance sheet arrangements included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2020, the date of its most recent annual report to stockholders.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s Chief Executive Officer, Chief Financial Officer and its Disclosure Committee, which includes the Company’s Executive Chairman, Chief Risk Officer, Chief Internal Auditor, Chief Asset Quality Officer, Controller, General Counsel and Vice President of Corporate Finance, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

Changes in Internal Control Over Financial Reporting. During the period to which this report relates, there have not been any changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, such controls.

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

Item 1A. Risk Factors.

Except as set forth below, as of March 31, 2021, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020:

The Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets and limits what these banks may charge for debit card interchange fees. At December 31, 2020, the Company’s assets did not exceed $10 billion but, at March 31, 2021, the Company’s assets did exceed $10 billion. Prior to the COVID-19 pandemic, there was little or no likelihood that the Company would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown dramatically beyond reasonably foreseeable levels. To the extent the COVID-19 pandemic continues and the government response to it continues on the same or similar basis, it is likely the Company will exceed $10 billion in total assets at December 31, 2021. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this would trigger an approximate reduction of annual pretax income from debit card interchange fees of between $17 to $20 million beginning July 1, 2022.

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

10.11

BancFirst Corporation Employee Stock Ownership Plan 2019 Amendment Number One (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.12	2019 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).
10.13	2020 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K for dated December 17, 2020 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: May 5, 2021	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2021	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)