Form 10-Q
period 2021-06-30
BANCFIRST CORP /OK/
filed 2021-08-09
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number 0-14384

BancFirst Corporation

(Exact name of registrant as specified in charter)

Oklahoma	73-1221379
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 N. Broadway Ave., Oklahoma City, Oklahoma	73102-8405
(Address of principal executive offices)	(Zip Code)

(405) 270-1086

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 Par Value Per Share	BANF	NASDAQ Global Select Market System

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

As of July 30, 2021 there were 32,784,513 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

June 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2021	2020
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$268,299	$280,518
Interest-bearing deposits with banks	3,373,099	1,336,394
Debt securities held for investment (fair value: $2,990 and $2,984, respectively)	2,988	2,964
Debt securities available for sale at fair value	560,783	552,232
Loans held for sale	16,032	53,719
Loans held for investment (net of unearned interest)	6,191,230	6,394,506
Allowance for credit losses	(83,963)	(91,366)
Loans, net of allowance for credit losses	6,107,267	6,303,140
Premises and equipment, net	267,284	261,677
Other real estate owned	40,130	32,179
Intangible assets, net	19,283	18,999
Goodwill	149,922	149,922
Accrued interest receivable and other assets	210,200	220,613
Total assets	$11,015,287	$9,212,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,475,941	$3,790,900
Interest-bearing	5,252,448	4,273,804
Total deposits	9,728,389	8,064,704
Short-term borrowings	3,100	1,100
Accrued interest payable and other liabilities	66,248	51,864
Subordinated debt	85,959	26,804
Total liabilities	9,883,696	8,144,472

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,784,513 and 32,719,852, respectively	32,785	32,720
Capital surplus	158,322	156,574
Retained earnings	935,067	871,161
Accumulated other comprehensive income, net of income tax of $1,705 and $2,513, respectively	5,417	7,430
Total stockholders' equity	1,131,591	1,067,885
Total liabilities and stockholders' equity	$11,015,287	$9,212,357

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans, including fees	$82,447	$78,855	$160,109	$155,373
Securities:
Taxable	1,602	2,047	3,295	4,633
Tax-exempt	70	154	140	252
Interest-bearing deposits with banks	825	395	1,420	5,164
Total interest income	84,944	81,451	164,964	165,422
INTEREST EXPENSE
Deposits	2,003	3,750	4,325	13,150
Short-term borrowings	—	1	1	8
Subordinated debt	578	492	1,069	983
Total interest expense	2,581	4,243	5,395	14,141
Net interest income	82,363	77,208	159,569	151,281
(Benefit from) provision for credit losses	(9,949)	19,333	(9,949)	38,916
Net interest income after (benefit from)/provision for credit losses	92,312	57,875	169,518	112,365
NONINTEREST INCOME
Trust revenue	3,264	3,368	6,366	7,023
Service charges on deposits	20,524	16,760	39,624	35,564
Securities transactions (includes no accumulated other comprehensive income reclassifications)	172	(595)	267	(545)
Income from sales of loans	2,133	1,561	4,143	2,342
Insurance commissions	5,015	4,443	11,004	10,119
Cash management	3,068	4,255	6,071	8,575
Gain on sale of other assets	73	49	2,712	135
Other	10,369	2,241	14,366	4,014
Total noninterest income	44,618	32,082	84,553	67,227
NONINTEREST EXPENSE
Salaries and employee benefits	41,992	42,226	81,569	81,982
Occupancy, net	4,528	3,839	8,876	7,385
Depreciation	4,133	3,544	8,010	7,035
Amortization of intangible assets	809	968	1,602	1,932
Data processing services	1,660	1,629	3,338	3,321
Net loss/(income) from other real estate owned	3,357	(12)	4,867	(2,147)
Marketing and business promotion	1,648	1,485	3,527	3,840
Deposit insurance	766	365	1,642	501
Other	15,130	10,607	25,555	22,187
Total noninterest expense	74,023	64,651	138,986	126,036
Income before taxes	62,907	25,306	115,085	53,556
Income tax expense	14,715	4,576	24,373	10,218
Net income	$48,192	$20,730	$90,712	$43,338
NET INCOME PER COMMON SHARE
Basic	$1.47	$0.64	$2.77	$1.33
Diluted	$1.45	$0.63	$2.72	$1.31
OTHER COMPREHENSIVE (LOSS) GAIN
Unrealized (losses)/gains on debt securities, net of tax of $472, $85, $808 and $(2,091) respectively	(1,007)	(189)	(2,013)	6,236
Comprehensive income	$47,185	$20,541	$88,699	$49,574

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
COMMON STOCK
Issued at beginning of period	$32,771	$32,647	$32,720	$32,694
Shares issued for stock options	14	16	65	28
Shares acquired and canceled	—	—	—	(59)
Issued at end of period	$32,785	$32,663	$32,785	$32,663
CAPITAL SURPLUS
Balance at beginning of period	$157,450	$153,999	$156,574	$153,353
Common stock issued for stock options	399	287	1,657	507
Net cash settlement of options	—	—	(958)	—
Stock-based compensation arrangements	473	406	1,049	832
Balance at end of period	$158,322	$154,692	$158,322	$154,692
RETAINED EARNINGS
Balance at beginning of period	$898,026	$826,855	$871,161	$815,488
Net income	48,192	20,730	90,712	43,338
Cumulative effect of change in accounting principle, net of tax of $925	—	—	—	2,270
Dividends on common stock ($0.34, $0.32, $0.68 and $0.64 per share, respectively)	(11,151)	(10,431)	(22,285)	(20,903)
Net cash settlement of options	—	—	(4,521)	—
Common stock acquired and canceled	—	—	—	(3,039)
Balance at end of period	$935,067	$837,154	$935,067	$837,154
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (losses)/gains on securities:
Balance at beginning of period	$6,424	$9,879	$7,430	$3,454
Net change	(1,007)	(189)	(2,013)	6,236
Balance at end of period	$5,417	$9,690	$5,417	$9,690
Total stockholders’ equity	$1,131,591	$1,034,199	$1,131,591	$1,034,199

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90,712	$43,338
Adjustments to reconcile to net cash provided by operating activities:
(Benefit from) provision for credit losses	(9,949)	38,916
Depreciation and amortization	9,612	8,967
Net amortization of securities premiums and discounts	1,670	(340)
Realized securities (gains)/losses	(267)	545
Gain on sales of loans	(4,143)	(2,342)
Cash receipts from the sale of loans originated for sale	221,051	171,433
Cash disbursements for loans originated for sale	(200,820)	(179,996)
Deferred income tax benefit	(1,495)	(3,987)
Gain on sale of other assets	(2,606)	(2,289)
Increase/(decrease) in interest receivable	2,048	(3,438)
Decrease in interest payable	(330)	(943)
Amortization of stock-based compensation arrangements	1,049	832
Excess tax benefit from stock-based compensation arrangements	(1,693)	(143)
Other, net	29,328	12,094
Net cash provided by operating activities	134,167	82,647
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	12,412	18,397
Net cash paid from sale of assets and liabilities, net of cash received	(13,733)	—
Net decrease in federal funds sold	15,000	1,000
Purchases of held for investment debt securities	(845)	(1,395)
Purchases of available for sale debt securities	(251,673)	(255,178)
Proceeds from maturities, calls and paydowns of held for investment debt securities	820	470
Proceeds from maturities, calls and paydowns of available for sale debt securities	273,872	148,365
Purchase of equity securities	(470)	(234)
Proceeds from paydowns and sales of equity securities	392	437
Net change in loans	388,357	(993,997)
Purchases of premises, equipment and computer software	(15,200)	(30,292)
Purchase of tax credits	(2,048)	(357)
Other, net	3,567	5,641
Net cash provided by (used in) investing activities	410,451	(1,107,143)
FINANCING ACTIVITIES
Net change in deposits	1,444,742	958,030
Net change in short-term borrowings	2,000	7,000
Proceeds from long-term borrowings	—	3,000
Proceeds from issuance of subordinated notes, net of debt issuance costs	59,150	—
Issuance of common stock in connection with stock options, net	1,722	535
Common stock acquired	—	(3,098)
Net cash settlement of options	(5,479)	—
Cash dividends paid	(22,267)	(20,909)
Net cash provided by financing activities	1,479,868	944,558
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	2,024,486	(79,938)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,616,912	1,868,281
Cash, due from banks and interest-bearing deposits at the end of the period	$3,641,398	$1,788,343
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,736	$15,053
Cash paid during the period for income taxes	$15,400	$5,075
Noncash investing and financing activities:
Cash consideration for acquisitions	$21,000	$2,861
Fair value of assets acquired in acquisitions	$284,224	$47,838
Liabilities assumed in acquisitions	$256,412	$45,040
Unpaid common stock dividends declared	$11,143	$10,447

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

The unaudited interim consolidated financial statements contained herein reflect all adjustments, which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature.

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

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Subordinated Notes”) to various institutional accredited investors. See Note (7) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

On May 20, 2021, the Company purchased approximately $284 million in total assets, which included $195 million in loans, and assumed approximately $256 million in deposits and certain other obligations, from The First National Bank and Trust Company of Vinita, Oklahoma for a purchase price of $21.0 million. The Company recorded a bargain purchase gain related to this purchase of approximately $6.0 million, which is included in other noninterest income on the statement of comprehensive income and other operating activities on the statement of cash flow. The bargain purchase gain is a noncash item on the statement of cash flow. In addition, the Company recorded expenses related to this purchase of approximately $4.0 million, which are included in noninterest expense. As a result of the purchase, the Company recorded a core deposit intangible of approximately $1.9 million. The effect of this purchase was included in the consolidated financial statement of the Company from the date of purchase forward. The purchase did not have a material effect on the Company’s consolidated financial statements. The First National Bank and Trust Company of Vinita was a nationally chartered bank with two banking locations in Vinita and Grove, Oklahoma. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date.

On January 22, 2021, the Company sold approximately $21 million in loans and approximately $38 million in deposits from its Hugo, Oklahoma branch to AmeriState Bank in Atoka, Oklahoma. The Company recorded a gain on the transaction of $2.5 million, which is included in noninterest income.

(3)	SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021	(Dollars in thousands)
Mortgage backed securities (1)	$43	$2	$—	$45
States and political subdivisions	2,445	—	—	2,445
Other securities	500	—	—	500
Total	$2,988	$2	$—	$2,990
December 31, 2020
Mortgage backed securities (1)	$59	$3	$—	$62
States and political subdivisions	2,405	18	(1)	2,422
Other securities	500	—	—	500
Total	$2,964	$21	$(1)	$2,984

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021	(Dollars in thousands)
U.S. treasuries	$465,762	$6,680	$(600)	$471,842
U.S. federal agencies	25,273	324	(2)	25,595
Mortgage backed securities (1)	38,407	471	(109)	38,769
States and political subdivisions	10,874	227	—	11,101
Asset backed securities	13,346	130	—	13,476
Total	$553,662	$7,832	$(711)	$560,783
December 31, 2020
U.S. treasuries	$465,416	$9,820	$—	$475,236
U.S. federal agencies	19,697	1	(60)	19,638
Mortgage backed securities (1)	15,268	428	—	15,696
States and political subdivisions	28,571	377	—	28,948
Asset backed securities	13,337	—	(623)	12,714
Total	$542,289	$10,626	$(683)	$552,232

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.

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

	June 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$576	$576	$807	$809
After one year but within five years	2,407	2,409	2,091	2,110
After five years but within ten years	4	4	65	64
After ten years	1	1	1	1
Total	$2,988	$2,990	$2,964	$2,984
Available for Sale
Contractual maturity of debt securities:
Within one year	$110,293	$111,495	$339,752	$341,102
After one year but within five years	373,494	378,554	162,401	171,135
After five years but within ten years	9,925	10,467	3,753	3,910
After ten years	59,950	60,267	36,383	36,085
Total debt securities	$553,662	$560,783	$542,289	$552,232

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Book value of pledged securities	$498,877	$490,833

(4)	LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	June 30, 2021	December 31, 2020
	Amount	Amount
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$661,530	$641,987
Commercial real estate non-owner occupied	989,560	971,158
Construction and development < 60 months	297,205	229,615
Construction residential real estate < 60 months	208,210	206,195
Residential real estate first lien	865,557	853,316
Residential real estate all other	163,290	168,081
Farmland	269,008	252,958
Commercial and agricultural non-real estate	1,105,777	1,159,810
Consumer non-real estate	371,557	355,405
Oil and gas	130,459	179,355
Other loans (2)	543,034	822,078
Pegasus Bank	586,043	554,548
Total (1)	$6,191,230	$6,394,506
(1) Excludes accrued interest receivable of $22.9 million at June 30, 2021 and $26.0 million at December 31, 2020, that is recorded in accrued interest receivable and other assets.

(2) Includes PPP loans held for investment of $368.6 million, net of unamortized processing fees of $16.6 million at June 30, 2021 and $652.7 million, net of unamortized processing fees of $14.5 million at December 31, 2020.

Other loans. Other loans consist of loans approved by the Small Business Administration (“SBA”), which include loans funded through the Paycheck Protection Program (“PPP”). Since PPP loans are fully guaranteed by the SBA, there is no expected credit loss related to these loans. In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. The Company had processing fees, which were recognized as interest income related to the PPP loans totaling $11.9 million and $3.7 million during the three months ended June 30, 2021 and 2020, respectively and $21.7 million and $3.7 million during the six months ended June 30, 2021 and 2020, respectively.

BancFirst’s loans are mostly to customers within Oklahoma and approximately 56% of the loans are secured by real estate.  Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

Pegasus Bank’s loans are mostly to customers within Texas and approximately $297 million or 51% of the loans are secured by real estate at June 30, 2021. Pegasus Bank’s commercial and agricultural non-real estate loans were approximately $268 million at June 30, 2021 and approximately $262 million at December 31, 2020.

BancFirst and Pegasus Bank’s commercial and agricultural non-real estate and oil and gas loan categories include upstream and midstream energy loans, and loans to companies that provide ancillary services to the energy industry, such as transportation, wellsite preparation contractors and equipment manufacturers. Energy loans are summarized as follows:

	June 30, 2021	December 31, 2020
	Amount	Amount
	(Dollars in thousands)
BancFirst energy loans
Upstream	$141,651	$190,788
Midstream	37,134	49,734
Ancillary services	74,919	59,410
Pegasus Bank energy loans
Upstream	127,736	107,103
Midstream	8,797	11,047
Ancillary services	14,049	12,503
Total	$404,286	$430,585

Accounting policies related to appraisals, and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Troubled Debt Restructurings, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of troubled debt restructurings and other real estate owned and repossessed assets:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Troubled debt restructurings	$7,485	$7,784
Other real estate owned and repossessed assets	$40,183	$32,480

The Company charges interest on principal balances outstanding on troubled debt restructurings during deferral periods. The current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings were not considered to be material.

During the first half of 2021, the Company completed the move to its new corporate headquarters and transferred approximately $2.4 million from premises and equipment to other real estate owned related to its previous headquarters. In addition, other real estate owned of approximately $2.5 million was purchased from the First National Bank and Trust Company of Vinita, Oklahoma.

During the first half of 2021, the Company sold property held in other real estate owned for a total loss of $105,000, compared to a total gain of $2.3 million in the first half of 2020.

Nonaccrual loans

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.2 million for the six months ended June 30, 2021 and approximately $983,000 for the six months ended June 30, 2020.

Nonaccrual loans guaranteed by government agencies totaled approximately $3.5 million at June 30, 2021 and approximately $7.8 million at December 31, 2020.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$2,572	$1,404
Commercial real estate non-owner occupied	422	4,719
Construction and development < 60 months	88	95
Construction residential real estate < 60 months	—	—
Residential real estate first lien	3,518	3,615
Residential real estate all other	1,188	1,362
Farmland	6,354	7,901
Commercial and agricultural non-real estate	13,185	12,782
Consumer non-real estate	188	268
Oil and gas	—	—
Other loans	2,287	5,399
Pegasus Bank	—	—
Total	$29,802	$37,545

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
	(Dollars in thousands)
As of June 30, 2021
BancFirst
Real estate:
Commercial real estate owner occupied	$604	$—	$1,012	$1,616	$659,914	$661,530	$80
Commercial real estate non-owner occupied	205	—	112	317	989,243	989,560	37
Construction and development < 60 months	53	1,605	137	1,795	295,410	297,205	137
Construction residential real estate < 60 months	103	—	—	103	208,107	208,210	—
Residential real estate first lien	3,639	447	3,989	8,075	857,482	865,557	2,070
Residential real estate all other	1,195	40	1,536	2,771	160,519	163,290	458
Farmland	1,036	989	4,327	6,352	262,656	269,008	157
Commercial and agricultural non-real estate	3,780	2,821	8,393	14,994	1,090,783	1,105,777	638
Consumer non-real estate	1,620	353	221	2,194	369,363	371,557	190
Oil and gas	—	—	—	—	130,459	130,459	—
Other loans	1,472	478	2,102	4,052	538,982	543,034	619
Pegasus Bank	—	—	—	—	586,043	586,043	—
Total	$13,707	$6,733	$21,829	$42,269	$6,148,961	$6,191,230	$4,386

As of December 31, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$1,096	$108	$1,164	$2,368	$639,619	$641,987	$—
Commercial real estate non-owner occupied	323	—	34	357	970,801	971,158	35
Construction and development < 60 months	511	86	—	597	229,018	229,615	—
Construction residential real estate < 60 months	1,106	—	282	1,388	204,807	206,195	282
Residential real estate first lien	5,428	1,463	2,978	9,869	843,447	853,316	945
Residential real estate all other	520	55	1,606	2,181	165,900	168,081	384
Farmland	1,297	344	6,223	7,864	245,094	252,958	135
Commercial and agricultural non-real estate	2,788	1,794	4,345	8,927	1,150,883	1,159,810	465
Consumer non-real estate	2,154	501	534	3,189	352,216	355,405	386
Oil and gas	—	—	—	—	179,355	179,355	—
Other loans	951	1,223	6,618	8,792	813,286	822,078	2,170
Pegasus Bank	—	—	—	—	554,548	554,548	—
Total	$16,174	$5,574	$23,784	$45,532	$6,348,974	$6,394,506	$4,802

Due to the impacts of the COVID-19 pandemic, the Company had approximately $61.8 million in modified loans as of June 30, 2021 and $81.7 million in modified loans as of December 31, 2020, most of which were secured by commercial real estate. These modifications were undertaken in response to Section 4013 of the CARES Act and the regulatory intent outlined in the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity. However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately be permanently impaired. The timing and extent of such consequences are difficult to ascertain at this time and are dependent on the duration of the COVID-19 pandemic, the level and success of the government’s economic stimulus, and further regulatory guidance. These modified loans are included in Current Loans in the table above.

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

The following table summarizes our gross loans held for investment by year of origination and internally assigned credit grades as of June 30, 2021:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(Dollars in thousands)
As of June 30, 2021
BancFirst
Commercial real estate owner occupied
Grade 1	$66,327	$135,671	$83,146	$53,559	$36,961	$112,760	$11,507	$499,931
Grade 2	17,354	38,028	30,351	10,695	9,710	40,707	4,904	151,749
Grade 3	3	3,905	27	266	476	2,621	—	7,298
Grade 4	349	—	921	539	—	436	307	2,552
Total commercial real estate owner occupied loans	84,033	177,604	114,445	65,059	47,147	156,524	16,718	661,530
Commercial real estate non-owner occupied
Grade 1	95,260	227,302	147,192	62,169	61,402	137,491	18,024	748,840
Grade 2	16,345	59,541	44,838	37,862	19,357	43,884	4,657	226,484
Grade 3	7,453	—	3,412	214	1,607	865	—	13,551
Grade 4	—	—	50	37	—	598	—	685
Total commercial real estate non-owner occupied loans	119,058	286,843	195,492	100,282	82,366	182,838	22,681	989,560
Construction and development < 60 months
Grade 1	91,143	63,018	66,976	11,381	2,547	3,210	10,454	248,729
Grade 2	12,579	12,938	12,391	2,187	1,811	773	2,128	44,807
Grade 3	1,753	1,690	130	7	—	—	—	3,580
Grade 4	—	—	61	8	20	—	—	89
Total construction and development < 60 months	105,475	77,646	79,558	13,583	4,378	3,983	12,582	297,205
Construction residential real estate < 60 months
Grade 1	101,482	69,169	52	—	20	30	7,264	178,017
Grade 2	14,182	14,919	—	109	—	437	—	29,647
Grade 3	546	—	—	—	—	—	—	546
Total construction residential real estate < 60 months	116,210	84,088	52	109	20	467	7,264	208,210
Residential real estate first lien
Grade 1	134,782	188,553	109,336	69,907	54,107	154,974	—	711,659
Grade 2	22,669	25,098	16,385	19,237	10,187	42,381	—	135,957
Grade 3	1,102	1,809	2,526	901	1,360	4,832	—	12,530
Grade 4	49	511	442	1,149	934	2,326	—	5,411
Total residential real estate first lien	158,602	215,971	128,689	91,194	66,588	204,513	—	865,557
Residential real estate all other
Grade 1	9,847	16,428	11,139	8,009	5,157	15,276	28,321	94,177
Grade 2	746	3,263	1,743	1,325	1,137	2,367	53,510	64,091
Grade 3	272	140	410	248	718	376	1,042	3,206
Grade 4	14	211	—	579	15	652	345	1,816
Total residential real estate all other	10,879	20,042	13,292	10,161	7,027	18,671	83,218	163,290
Farmland
Grade 1	26,621	46,638	25,418	18,375	13,983	35,431	7,521	173,987
Grade 2	8,767	9,048	26,148	5,702	5,457	13,424	10,709	79,255
Grade 3	2,786	2,068	1,676	300	742	1,213	1,842	10,627
Grade 4	—	1,195	—	3,187	296	183	278	5,139
Total farmland	38,174	58,949	53,242	27,564	20,478	50,251	20,350	269,008
Commercial and agricultural non-real estate
Grade 1	190,653	135,726	105,770	64,491	54,567	54,870	220,348	826,425
Grade 2	38,938	47,478	29,481	11,780	3,885	18,985	68,353	218,900
Grade 3	4,900	5,500	1,706	12,010	1,858	639	21,708	48,321
Grade 4	262	1,783	1,555	599	811	1,299	5,822	12,131
Total commercial and agricultural non-real estate	234,753	190,487	138,512	88,880	61,121	75,793	316,231	1,105,777
Consumer non-real estate
Grade 1	110,171	116,215	64,985	27,641	9,497	4,018	7,084	339,611
Grade 2	9,362	9,659	4,641	2,833	1,099	1,653	287	29,534
Grade 3	229	405	787	290	154	147	3	2,015
Grade 4	14	67	180	58	19	55	4	397
Total consumer non-real estate	119,776	126,346	70,593	30,822	10,769	5,873	7,378	371,557
Oil and gas
Grade 1	53,326	115	59	66	—	3,444	33,676	90,686
Grade 2	10,051	3,347	69	—	—	—	9,419	22,886
Grade 3	16,887	—	—	—	—	—	—	16,887
Total oil and gas	80,264	3,462	128	66	—	3,444	43,095	130,459

Other loans
Grade 1	379,715	34,608	29,464	24,034	18,060	25,568	23,298	534,747
Grade 2	—	—	250	17	2,638	2,434	820	6,159
Grade 3	—	11	225	10	1	99	199	545
Grade 4	—	137	—	—	294	140	1,012	1,583
Total other loans	379,715	34,756	29,939	24,061	20,993	28,241	25,329	543,034
Pegasus Bank
Grade 1	64,138	87,556	58,223	7,261	16,202	52,432	153,260	439,072
Grade 2	27,016	14,313	18,116	10,578	21,378	6,717	48,741	146,859
Grade 3	—	112	—	—	—	—	—	112
Total Pegasus Bank	91,154	101,981	76,339	17,839	37,580	59,149	202,001	586,043
Total loans held for investment	$1,538,093	$1,378,175	$900,281	$469,620	$358,467	$789,747	$756,847	$6,191,230

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist by identifying by portfolio segments, the applicable weighted average life and measuring the allowance for credit losses using the vintage loss analysis adjusted for qualitative factors. The weighted average lives of the Company’s loans segments are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The decrease in the allowance for credit loss during the second quarter of 2021 was primarily driven by a reversal of provision during the quarter based on sustained improvements in the economy, both nationally and in Oklahoma, which reduced the amount of expected credit loss within the loan portfolio. This reduction was partially offset by additional allowance for credit loss required by newly acquired loans purchased with credit deterioration.

The following table details activity in the allowance for credit losses on loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	(Benefit from) /Provision for credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2021
BancFirst
Real estate:
Commercial real estate owner occupied	$6,595	$987	$—	$1	$1	$(828)	$6,755
Commercial real estate non-owner occupied	16,955	633	(758)	—	(758)	(2,340)	14,490
Construction and development < 60 months	2,743	173	—	2	2	(25)	2,893
Construction residential real estate < 60 months	983	—	—	—	—	(94)	889
Residential real estate first lien	2,592	117	(9)	12	3	93	2,805
Residential real estate all other	1,873	—	(30)	1	(29)	97	1,941
Farmland	3,077	643	—	1	1	(6)	3,715
Commercial and agricultural non-real estate	32,685	4,711	(3,433)	125	(3,308)	(2,473)	31,615
Consumer non-real estate	3,256	8	(209)	86	(123)	174	3,315
Oil and gas	12,131	—	—	—	—	(4,314)	7,817
Other loans	3,190	—	(9)	—	(9)	(43)	3,138
Pegasus Bank	4,780	—	—	—	—	(190)	4,590
Total	$90,860	$7,272	$(4,448)	$228	$(4,220)	$(9,949)	$83,963
Six Months Ended June 30, 2021
BancFirst
Real estate:
Commercial real estate owner occupied	$7,035	$987	$—	$1	$1	$(1,268)	$6,755
Commercial real estate non-owner occupied	11,842	633	(796)	—	(796)	2,811	14,490
Construction and development < 60 months	2,560	173	—	5	5	155	2,893
Construction residential real estate < 60 months	627	—	—	—	—	262	889
Residential real estate first lien	2,570	117	(52)	27	(25)	143	2,805
Residential real estate all other	2,230	—	(46)	4	(42)	(247)	1,941
Farmland	3,136	643	—	1	1	(65)	3,715
Commercial and agricultural non-real estate	32,400	4,711	(3,537)	151	(3,386)	(2,110)	31,615
Consumer non-real estate	3,377	8	(622)	198	(424)	354	3,315
Oil and gas	17,851	—	—	—	—	(10,034)	7,817
Other loans	3,182	—	(61)	—	(61)	17	3,138
Pegasus Bank	4,556	—	—	1	1	33	4,590
Total	$91,366	$7,272	$(5,114)	$388	$(4,726)	$(9,949)	$83,963

	Allowance for Credit Losses
	Balance at beginning of period	Impact of CECL adoption	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$4,544	$—	$—	$(113)	$1	$(112)	$2,198	$6,630
Commercial real estate non-owner occupied	5,935	—	—	—	—	—	3,548	9,483
Construction and development < 60 months	1,136	—	—	(56)	3	(53)	672	1,755
Construction residential real estate < 60 months	1,618	—	—	(28)	—	(28)	669	2,259
Residential real estate first lien	6,192	—	—	(66)	4	(62)	2,423	8,553
Residential real estate all other	2,292	—	—	(7)	1	(6)	434	2,720
Farmland	1,788	—	—	—	—	—	723	2,511
Commercial and agricultural non-real estate	33,993	—	—	(287)	66	(221)	264	34,036
Consumer non-real estate	3,385	—	—	(235)	57	(178)	1,507	4,714
Oil and gas	3,283	—	—	—	—	—	7,186	10,469
Other loans	2,751	—	—	—	—	—	(238)	2,513
Pegasus Bank	3,163	—	—	330	417	747	(53)	3,857
Total	$70,080	$—	$—	$(462)	$549	$87	$19,333	$89,500
Six Months Ended June 30, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$5,625	$(2,806)	$432	$(113)	$1	$(112)	$3,491	$6,630
Commercial real estate non-owner occupied	8,358	(5,507)	—	—	—	—	6,632	9,483
Construction and development < 60 months	2,214	(1,056)	—	(59)	3	(56)	653	1,755
Construction residential real estate < 60 months	1,933	(778)	—	(29)	—	(29)	1,133	2,259
Residential real estate first lien	8,692	(3,831)	7	(218)	6	(212)	3,897	8,553
Residential real estate all other	2,767	(1,408)	—	(32)	28	(4)	1,365	2,720
Farmland	2,821	(1,408)	1	—	—	—	1,097	2,511
Commercial and agricultural non-real estate	13,462	13,195	62	(374)	83	(291)	7,608	34,036
Consumer non-real estate	3,252	(622)	—	(556)	114	(442)	2,526	4,714
Oil and gas	1,883	(1,346)	—	—	—	—	9,932	10,469
Other loans	2,632	(116)	—	—	2	2	(5)	2,513
Pegasus Bank	599	2,488	—	(241)	424	183	587	3,857
Total	$54,238	$(3,195)	$502	$(1,622)	$661	$(961)	$38,916	$89,500

Purchased Credit Deteriorated Loans

The Company has previously purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The credit-deteriorated loans purchased during the six-month periods ended June 30, 2021 and June 30, 2020 were as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the period ended June 30, 2021
Purchase price of loans at acquisition	$26,779
Allowance for credit losses at acquisition	7,272
Par value of acquired loans at acquisition	$34,051

For the period ended June 30, 2020
Purchase price of loans at acquisition	$1,761
Allowance for credit losses at acquisition	502
Par value of acquired loans at acquisition	$2,263

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the six months ended June 30, 2021 and 2020, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of June 30, 2021
BancFirst
Real estate:
Commercial real estate owner occupied	$645	$—	$—	$—	$645	$176
Commercial real estate non-owner occupied	—	—	—	—	—	—
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—
Residential real estate first lien	806	—	—	—	806	158
Residential real estate all other	650	—	—	—	650	568
Farmland	3,215	—	—	—	3,215	1,123
Commercial and agricultural non-real estate	—	5,211	—	5,188	10,399	778
Consumer non-real estate	—	—	—	22	22	4
Oil and gas	—	—	—	—	—	—
Other loans	—	15	—	—	15	15
Pegasus Bank	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$5,316	$5,226	$—	$5,210	$15,752	$2,822

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
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

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Other real estate owned	$9,438	$2,876
Repossessed assets	427	722
Total	$9,865	$3,598

(5)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of June 30, 2021
Core deposit intangibles	$30,849	$(12,120)	$18,729
Customer relationship intangibles	3,350	(2,796)	554
Total	$34,199	$(14,916)	$19,283
As of December 31, 2020
Core deposit intangibles	$33,411	$(15,076)	$18,335
Customer relationship intangibles	3,350	(2,686)	664
Total	$36,761	$(17,762)	$18,999

The following is a summary of goodwill by business segment:

				Other	Executive,
	Metropolitan	Community	Pegasus	Financial	Operations
	Banks	Banks	Bank	Services	& Support	Consolidated
(Dollars in thousands)
Six months ended June 30, 2021
Balance at beginning and end of period	$13,767	$61,212	$68,855	$5,464	$624	$149,922

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

(6)     LEASES

Lessee

The Company has operating leases, which primarily consist of office space in buildings, ATM locations, storage facilities, parking lots, equipment and land on which it owns certain buildings.

Rent expense for all operating leases, including those rented on a monthly or temporary basis, totaled approximately $462,000 and approximately $453,000 for the three months ended June 30, 2021 and June 30, 2020, respectively. Rent expense for all operating leases, including those rented on a monthly or temporary basis, totaled approximately $966,000 and $916,000 for the six months ended June 30, 2021 and June 30, 2020, respectively.

As of June 30, 2021, right of use lease asset included in accrued interest receivable and other assets on the balance sheet totaled $3.8 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $3.7 million. There have been no significant changes in our expected future minimum lease payments since December 31, 2020. The future minimum lease payments are disclosed in Note (20) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, our operating leases have a weighted-average remaining lease term of 3.3 years and a weighted-average discount rate of 2.8 percent.

The following table presents minimum future commitments by year for the Company’s operating leases. Such commitments are reflected as undiscounted values and are reconciled to the discounted present value recognized on the balance sheet.

June 30, 2021
(Dollars in thousands)
2021 (six months)	$703
2022	1,212
2023	708
2024	345
2025	286
Thereafter	893
Total lease payments	4,147
Less imputed Interest	(497)
Operating lease liability	$3,650

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the balance sheet as premises and equipment. The Company had operating lease revenue of $1.3 million and $1.4 million for the three months ended June 30, 2021 and June 30, 2020, respectively. The Company had operating lease revenue of $2.7 million and $2.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Lease revenue is included in occupancy, net on the consolidated statement of comprehensive income.

The Company does not have operating leases that extend beyond 2031. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

June 30, 2021
(Dollars in thousands)
2021 (six months)	$1,765
2022	2,857
2023	2,636
2024	2,571
2025	1,946
2026-2031	6,146
Total future minimum lease payments	$17,921

(7)     SUBORDINATED DEBT

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

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Subordinated Notes”) to various institutional accredited investors. The sale of the Subordinated Notes was pursuant to a Subordinated Note Purchase Agreement entered into with each of the investors. The Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines. The net proceeds to the Company from the sale of the Subordinated Notes was approximately $59.15 million after deducting commissions and offering expenses of $850,000. The Company expects to use the proceeds from the sale of the Subordinated Notes for general corporate purposes. The Subordinated Notes will initially bear interest at a fixed rate of 3.50% per annum, from and including June 17, 2021 to but excluding June 30, 2031, payable semi-annually in arrears on June 30 and December 31 of each year, commencing December 31, 2021. Then, from and including June 30, 2031, to but excluding the maturity date, the Subordinated Notes will bear interest at a floating rate equal to the benchmark (initially, three-month term SOFR), reset quarterly, plus a spread of 229 basis points, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Subordinated Notes mature on June 30, 2036.

The Company may, at its option, beginning with the interest payment date of June 30, 2031, and on any scheduled interest payment date thereafter, redeem the Subordinated Notes, in whole or in part.  In addition, the Company may redeem all, but not less than all, of the Subordinated Notes at any time upon the occurrence of a “Tier 2 Capital Event,” a “Tax Event” or an “Investment Company Event” (each as defined in the Subordinated Notes). Any such redemption is subject to obtaining the prior approval of the Board of Governors of the Federal Reserve System (or its designee). The redemption price with respect to any such redemption will be equal to 100% of the principal amount of the Subordinated Note, or portion thereof, to be redeemed, plus accrued but unpaid interest, if any, thereon to, but excluding, the redemption date.

(8)	STOCK-BASED COMPENSATION

The Company has had a nonqualified incentive stock option plan the BancFirst Corporation Stock Option Plan (the “Employee Plan”) since May 1986. At June 30, 2021, there were 275,000 shares available for future grants. The Employee Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company has had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) since June 1999. Each non-employee director is granted an option for 10,000 shares. At June 30, 2021, there were 50,000 shares available for future grants. The Non-Employee Directors’ Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options in cash on a limited basis at the discretion of the Company. During the six months ended June 30, 2021, the Company had cash settlements for 121,330 shares for a total net cash settlement of options of $5.5 million that did not increase the outstanding shares of the Company.

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Six Months Ended June 30, 2021
Outstanding at December 31, 2020	1,343,080	$35.28
Options granted	53,000	69.57
Options exercised	(183,830)	23.82
Options canceled, forfeited, or expired	(5,000)	44.23
Outstanding at June 30, 2021	1,207,250	38.49	8.67 Yrs	$28,896
Exercisable at June 30, 2021	596,750	26.68	7.27 Yrs	$21,336

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of options exercised	$557	$337	$7,860	$726
Cash received from options exercised	413	303	4,379	504
Tax benefit realized from options exercised	142	86	2,002	185

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Stock-based compensation expense	$473	$406	$1,049	$832
Tax benefit	114	103	252	212
Stock-based compensation expense, net of tax	$359	$303	$797	$620

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

June 30, 2021
(Dollars in thousands)
Unearned stock-based compensation expense	$5,417

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Six Months Ended June 30,
	2021	2020
Weighted average grant-date fair value per share of options granted	$23.74	$10.63
Risk-free interest rate	1.34 to 1.74%	0.66 to1.13%
Dividend yield	2.00%	2.00%
Stock price volatility	35.55 to 36.01%	22.84 to 33.56%
Expected term	10 Yrs	10 Yrs

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

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of June 30, 2021, there are 40,000 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 2,161 and 1,307 shares of common stock distributed from the Deferred Stock Compensation Plan during the six months ended June 30, 2021 and June 30, 2020, respectively.

A summary of the accumulated stock units is as follows:

	June 30,	December 31,
	2021	2020
Accumulated stock units	150,118	148,278
Average price	$29.61	$28.57

(9)	STOCKHOLDERS’ EQUITY

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

The Company, BancFirst and Pegasus Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s, BancFirst’s and Pegasus Bank’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of June 30, 2021, the Company, BancFirst and Pegasus Bank met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2021:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,123,056	17.35%	$517,721	8.00%	$679,508	10.50%	N/A	N/A
BancFirst	954,496	16.23%	470,400	8.00%	617,400	10.50%	$588,000	10.00%
Pegasus Bank	76,186	12.61%	48,317	8.00%	63,416	10.50%	60,396	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$956,969	14.79%	$291,218	4.50%	$453,006	7.00%	N/A	N/A
BancFirst	860,924	14.64%	264,600	4.50%	411,600	7.00%	$382,200	6.50%
Pegasus Bank	71,113	11.77%	27,178	4.50%	42,277	7.00%	39,257	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$982,969	15.19%	$388,291	6.00%	$550,078	8.50%	N/A	N/A
BancFirst	880,924	14.98%	352,800	6.00%	499,800	8.50%	$470,400	8.00%
Pegasus Bank	71,113	11.77%	36,238	6.00%	51,337	8.50%	48,317	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$982,969	9.23%	$425,962	4.00%	N/A	N/A	N/A	N/A
BancFirst	880,924	9.13%	385,803	4.00%	N/A	N/A	$482,254	5.00%
Pegasus Bank	71,113	7.15%	39,786	4.00%	N/A	N/A	49,733	5.00%

As of June 30, 2021, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst and Pegasus Bank as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of the Company, BancFirst and Pegasus Bank includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for the Company, BancFirst and Pegasus Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The

Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notification of BancFirst and Pegasus Bank’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility are included. The PPP loans the Company originated in 2020 and 2021 are included in the calculation of the Company’s leverage ratio as of June 30, 2021 as the Company did not utilize the PPP Facility for funding purposes.

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of Subordinated Notes. The Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines.

(10)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended June 30, 2021
Basic
Income available to common stockholders	$48,192	32,779,227	$1.47
Dilutive effect of stock options	—	626,696
Diluted
Income available to common stockholders plus assumed exercises of stock options	$48,192	33,405,923	$1.45
Three Months Ended June 30, 2020
Basic
Income available to common stockholders	$20,730	32,651,262	$0.64
Dilutive effect of stock options	—	424,231
Diluted
Income available to common stockholders plus assumed exercises of stock options	$20,730	33,075,493	$0.63
Six Months Ended June 30, 2021
Basic
Income available to common stockholders	$90,712	32,768,102	$2.77
Dilutive effect of stock options	—	639,591
Diluted
Income available to common stockholders plus assumed exercises of stock options	$90,712	33,407,693	$2.72
Six Months Ended June 30, 2020
Basic
Income available to common stockholders	$43,338	32,665,425	$1.33
Dilutive effect of stock options	—	531,996
Diluted
Income available to common stockholders plus assumed exercises of stock options	$43,338	33,197,421	$1.31

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended June 30, 2021	43,093
Three Months Ended June 30, 2020	448,016
Six Months Ended June 30, 2021	108,055
Six Months Ended June 30, 2020	424,939

(11)	FAIR VALUE MEASUREMENTS

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

Debt Securities Available for Sale

Debt securities classified as available for sale are reported at fair value. U.S. Treasuries are valued using Level 1 inputs. Other debt securities available for sale including U.S. federal agencies, registered mortgage backed debt securities and state and political subdivisions are valued using prices from an independent pricing service utilizing Level 2 data. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company also invests in private label mortgage backed debt securities for which observable information is not readily available. These debt securities are reported at fair value utilizing Level 3 inputs. For these debt securities, management determines the fair value based on replacement cost, the income approach or information provided by outside consultants or lead investors. Discount rates are primarily based on reference to interest rate spreads on comparable debt securities of similar duration and credit rating as determined by the nationally recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar debt securities.

The Company reviews the prices for Level 1 and Level 2 debt securities supplied by the independent pricing service for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio debt securities that are esoteric or that have complicated structures. The Company’s portfolio primarily consists of traditional investments including U.S. Treasury obligations, federal agency mortgage pass-through debt securities, general obligation municipal bonds and a small amount of municipal revenue bonds. Pricing for such instruments is fairly generic and is easily obtained. For in-state bond issues that have relatively low issue sizes and liquidity, the Company utilizes the same parameters for pricing mentioned in the preceding paragraph adjusted for the specific issue. Periodically, the Company will validate prices supplied by the independent pricing service by comparison to prices obtained from third party sources.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2021
Debt securities available for sale:
U.S. Treasury	$471,842	$—	$—	$471,842
U.S. federal agencies	—	25,595	—	25,595
Mortgage-backed securities	—	38,769	—	38,769
States and political subdivisions	—	10,781	320	11,101
Asset backed securities	—	13,476	—	13,476

December 31, 2020
Debt securities available for sale:
U.S. Treasury	$475,236	$—	$—	$475,236
U.S. federal agencies	—	19,638	—	19,638
Mortgage-backed securities	—	15,696	—	15,696
States and political subdivisions	—	28,793	155	28,948
Asset backed securities	—	—	12,714	12,714

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at the beginning of the year	$12,869	$12,714
Transfers (to)/from level 2	(12,714)	1,643
Purchases	240	—
Settlements	(75)	(1,473)
Total unrealized losses	—	(15)
Balance at the end of the period	$320	$12,869

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2021, the Company transferred debt securities from Level 3 to Level 2 due to a review of the pricing models that determined some asset backed debt securities to be Level 2. During the year ended December 31, 2020, the Company transferred debt securities from Level 2 to Level 3 due to a review of the pricing models that determined some state and political subdivisions bonds to be Level 3.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended June 30, 2021
Equity securities	$21,548
Collateral dependent loans	867
Repossessed assets	50
Other real estate owned	8,009
As of and for the Year-to-date Period Ended December 31, 2020
Equity securities	$21,203
Collateral dependent loans	11,347
Repossessed assets	291
Other real estate owned	32,066

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

Debt Securities Held for Investment

For debt securities held for investment, which are generally traded in secondary markets, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar debt securities making adjustments for credit or liquidity if applicable.

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

Subordinated Debt

The fair values of subordinated debt are estimated using the rates that would be charged for subordinated debt of similar remaining maturities.

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30,		December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$3,641,398	$3,641,398	$1,616,912	$1,616,912
Debt securities held for investment	43	45	59	62
Loans held for sale	16,032	16,032	53,719	53,719
Level 3 inputs:
Debt securities held for investment	2,945	2,945	2,905	2,922
Loans, net of allowance for credit losses	6,107,267	6,108,907	6,303,140	6,347,803
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	9,728,389	9,817,785	8,064,704	8,084,695
Short-term borrowings	3,100	3,100	1,100	1,100
Subordinated debt	85,959	89,270	26,804	30,535
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		3,313		3,115
Letters of credit		567		722

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2021 or December 31, 2020.

(12)SEGMENT INFORMATION

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

The results of operations and selected financial information for the five business units are as follows:

	Metropolitan Banks	Community Banks	Pegasus Bank	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2021
Net interest income	$19,848	$45,024	$5,808	$11,457	$9	$217	$82,363
Noninterest income	3,669	16,197	355	10,913	62,025	(48,541)	44,618
Income before taxes	17,602	36,514	1,947	5,220	49,790	(48,166)	62,907

Three Months Ended June 30, 2020
Net interest income	$22,310	$43,917	$4,976	$5,905	$100	$—	$77,208
Noninterest income	4,571	13,841	121	9,328	25,774	(21,553)	32,082
Income before taxes	3,613	15,532	1,345	7,786	18,232	(21,202)	25,306

Six Months Ended June 30, 2021
Net interest income	$39,181	$87,794	$11,167	$21,339	$(398)	$486	$159,569
Noninterest income	8,813	31,173	739	22,488	111,756	(90,416)	84,553
Income before taxes	31,526	66,283	3,592	11,171	92,130	(89,617)	115,085

Six Months Ended June 30, 2020
Net interest income	$44,494	$88,415	$10,584	$7,488	$300	$—	$151,281
Noninterest income	9,271	29,694	252	20,218	53,257	(45,465)	67,227
Income before taxes	14,026	39,968	2,943	13,545	27,635	(44,561)	53,556

Total Assets:
June 30, 2021	$3,247,686	$6,572,642	$966,809	$113,126	$1,437,732	$(1,322,708)	$11,015,287
December 31, 2020	2,729,886	5,527,611	919,572	137,122	1,073,507	(1,175,341)	9,212,357

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2021 and December 31, 2020 and results of operations for the three and six months ended June 30, 2021 should be read in conjunction with our consolidated financial statements and notes to the financial statements for the year ended December 31, 2020, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2020 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

THE COVID-19 PANDEMIC

The COVID-19 pandemic and actions taken in response to it have negatively impacted the global economy and all financial markets since March 31, 2020. Although the Company is not able to estimate the impact of the COVID-19 pandemic and the resultant economic circumstances on a long-term basis at this time, the COVID-19 pandemic could materially affect the Company’s financial and operational results. The Company is closely monitoring its loan portfolio for effects related to COVID-19. See Item 1.A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for further discussion.

SUMMARY

The Company’s net income for the second quarter of 2021 was $48.2 million, compared to $20.7 million for the second quarter of 2020. Diluted net income per common share was $1.45 and $0.63 for the second quarter of 2021 and 2020, respectively. The Company recorded a net benefit from reversal of provisions for credit losses of $9.9 million for the second quarter of 2021, compared to a provision for credit losses of $19.3 million for the second quarter of 2020. Also included in noninterest income and noninterest expense were a purchase gain and acquisition related expenses from the purchase and assumption transaction with The First National Bank and Trust Company of Vinita, Oklahoma, which resulted in a net benefit of approximately $2.0 million.

Net income was $90.7 million, or $2.72 diluted earnings per share, for the six months ended June 30, 2021, compared to net income of $43.3 million, or $1.31 diluted earnings per share, for the six months ended June 30, 2020.

The Company’s net interest income for the second quarter of 2021 increased to $82.4 million, compared to $77.2 million for the second quarter of 2020, due primarily to $12.0 million in fee income from Paycheck Protection Program (PPP) loan forgiveness. The net interest margin for the quarter was 3.32%, compared to 3.54% a year ago. Noninterest income for the second quarter of 2021 totaled $44.6 million, compared to $32.1 million for the second quarter of 2020. The increase in noninterest income was primarily due to the previously discussed purchase gain associated with The First National Bank and Trust Company of Vinita, Oklahoma, $2.2 million in rental income from other real estate property, and a $2.7 million increase in income from debit card interchange fees, which were partially offset by a $1.5 million decrease in income from sweep fees. Noninterest expense for the second quarter of 2021 increased to $74.0 million, compared to $64.7 million for the second quarter of 2020, due to approximately $3.2 million related to other real estate property operating costs, the previously discussed acquisition related expenses and $1.3 million in net occupancy and depreciation primarily from the Company’s new corporate headquarters. The Company’s effective tax rate was 23.4% for the second quarter of 2021 compared to 18.1% for the second quarter of 2020.

At June 30, 2021, the Company’s total assets were $11.0 billion, an increase of $1.8 billion from December 31, 2020. Loans totaled $6.2 billion, a decrease of $241.0 million from December 31, 2020 due primarily to a net decrease of approximately $284 million in PPP loans and the sale of approximately $21 million of loans from the Company’s Hugo, Oklahoma branch along with pay downs on loans. The decrease in loans were partially offset by the Company’s purchase of approximately $195 million in loans, from the First National Bank and Trust Company of Vinita, Oklahoma. Deposits totaled $9.7 billion, an increase of $1.7 billion from the December 31, 2020 total. The increase in assets and deposits were primarily related to PPP and other government stimulus payments. At June 30, 2021, the Company had PPP loans held for investment of $368.6 million, net of unamortized processing fees of $16.6 million. The Company’s total stockholders’ equity at June 30, 2021 was $1.1 billion, an increase of $63.7 million over December 31, 2020. Off-balance sheet sweep accounts totaled $2.6 billion at June 30, 2021 compared to $2.8 billion at December 31, 2020.

Nonaccrual loans represent 0.48% of total loans at June 30, 2021, down from 0.58% at December 31, 2020. Net charge-offs for the quarter were 0.06% of average loans for the second quarter of 2021, compared to none in the second quarter of 2020.  The allowance for credit losses to total loans was 1.35% at June 30, 2021 compared to 1.42% at December 31, 2020. The allowance for credit losses to nonaccrual loans was 281.73% at June 30, 2021 compared to 243.35% at December 31, 2020.

See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Subordinated Notes”) to various institutional accredited investors. See Note (7) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated notes.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

There have been no changes in the Company’s disclosures regarding recently issued accounting pronouncements since December 31, 2020, the date of its most recent annual report to stockholders.

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

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)
	Three Months Ended June 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$6,300,418	$82,598	5.26%	$6,683,576	$78,978	4.74%
Debt securities – taxable	534,774	1,602	1.20	570,456	2,047	1.44
Debt securities – tax exempt	15,058	88	2.35	34,421	196	2.28
Federal funds sold and interest-bearing deposits with banks	3,111,009	825	0.11	1,466,634	395	0.11
Total earning assets	9,961,259	85,113	3.43	8,755,087	81,616	3.74
Nonearning assets:
Cash and due from banks	274,168			198,495
Interest receivable and other assets	684,089			607,549
Allowance for credit losses	(92,899)			(68,259)
Total nonearning assets	865,358			737,785
Total assets	$10,826,617			$9,492,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$856,800	$156	0.07%	$774,083	$169	0.09%
Savings deposits	3,692,119	939	0.10	3,275,394	1,343	0.16
Time deposits	657,473	908	0.55	700,740	2,238	1.28
Short-term borrowings	2,145	—	0.06	4,354	1	0.05
Long-term borrowings	—	—	—	2,308	—	—
Subordinated debt	27,454	578	8.44	26,804	492	7.37
Total interest-bearing liabilities	5,235,991	2,581	0.20	4,783,683	4,243	0.36
Interest-free funds:
Noninterest-bearing deposits	4,432,892			3,627,609
Interest payable and other liabilities	47,868			40,911
Stockholders’ equity	1,109,866			1,040,669
Total interest free funds	5,590,626			4,709,189
Total liabilities and stockholders’ equity	$10,826,617			$9,492,872
Net interest income		$82,532			$77,373
Net interest spread			3.23%			3.38%
Effect of interest free funds			0.09%			0.16%
Net interest margin			3.32%			3.54%

For these computations, information is shown on a taxable-equivalent basis assuming a 21% tax rate.
(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)
	Six Months Ended June 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$6,350,354	$160,363	5.09%	$6,227,038	$155,636	5.01%
Debt securities – taxable	528,272	3,295	1.26	538,674	4,633	1.72
Debt securities – tax exempt	17,187	177	2.08	25,947	319	2.47
Federal funds sold and interest-bearing deposits with banks	2,751,005	1,420	0.10	1,480,203	5,164	0.70
Total earning assets	9,646,818	165,255	3.45	8,271,862	165,752	4.02
Nonearning assets:
Cash and due from banks	271,523			195,088
Interest receivable and other assets	683,978			594,876
Allowance for credit losses	(91,731)			(59,887)
Total nonearning assets	863,770			730,077
Total assets	$10,510,588			$9,001,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$812,145	$304	0.08%	$794,955	$684	0.17%
Savings deposits	3,598,589	2,045	0.11	3,147,744	7,592	0.48
Time deposits	657,704	1,976	0.61	699,280	4,874	1.40
Short-term borrowings	2,534	1	0.05	3,401	8	0.46
Long-term borrowings	—	—	—	1,154	—	—
Subordinated debt	27,131	1,069	7.94	26,804	983	7.35
Total interest-bearing liabilities	5,098,103	5,395	0.21	4,673,338	14,141	0.61
Interest-free funds:
Noninterest-bearing deposits	4,270,391			3,257,976
Interest payable and other liabilities	44,713			38,894
Stockholders’ equity	1,097,381			1,031,731
Total interest free funds	5,412,485			4,328,601
Total liabilities and stockholders’ equity	$10,510,588			$9,001,939
Net interest income		$159,860			$151,611
Net interest spread			3.24%			3.41%
Effect of interest free funds			0.10%			0.27%
Net interest margin			3.34%			3.68%

For these computations, information is shown on a taxable-equivalent basis assuming a 21% tax rate.
(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income Statement Data
Net interest income	$82,363	$77,208	$159,569	$151,281
(Benefit from)/provision for credit losses	(9,949)	19,333	(9,949)	38,916
Securities transactions	172	(595)	267	(545)
Total noninterest income	44,618	32,082	84,553	67,227
Salaries and employee benefits	41,992	42,226	81,569	81,982
Total noninterest expense	74,023	64,651	138,986	126,036
Net income	48,192	20,730	90,712	43,338
Per Common Share Data
Net income – basic	$1.47	$0.64	$2.77	$1.33
Net income – diluted	1.45	0.63	2.72	1.31
Cash dividends	0.34	0.32	0.68	0.64
Performance Data
Return on average assets	1.79%	0.88%	1.74%	0.97%
Return on average stockholders’ equity	17.42	7.99	16.67	8.42
Cash dividend payout ratio	23.13	50.00	24.55	48.12
Net interest spread	3.23	3.38	3.24	3.41
Net interest margin	3.32	3.54	3.34	3.68
Efficiency ratio	58.29	59.16	56.93	57.68
Net charge-offs to average loans	0.06	0.00	0.07	0.02

Net Interest Income

For the three months ended June 30, 2021, net interest income, which is the Company’s principal source of operating revenue, increased $5.2 million or 6.7% compared to the three months ended June 30, 2020. Net interest income increased for the second quarter of 2021, due primarily to $12.0 million in fee income from PPP loan forgiveness. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin for the second quarter of 2021 decreased compared to the second quarter of 2020, primarily due to the lower average rates on loans, securities and interest-bearing deposits with banks during the quarter.

Net interest income for the six months ended June 30, 2021 increased $8.3 million or 5.5% compared to the six months ended June 30, 2020. Net interest income increased for the six months ended June 30, 2021, due primarily to $21.7 million in fee income from PPP loan forgiveness and the drop in interest rates on deposits. As shown in the preceding table, the Company’s net interest margin for the six months ended June 30, 2021 decreased compared to the six months ended June 30, 2020, primarily due to the lower average rates on loans, securities and interest-bearing deposits with banks during the period.

The Company’s net interest income and net interest margin have been, and the Company currently expects them to continue to be, impacted by the decreases in market interest rates. The expectation is that interest rates will remain at these low levels for some period of time in light of the ongoing response in Federal Reserve policy driven by the economic disruption arising from the COVID-19 pandemic.

Benefit from and Provision for Credit Losses

For the second quarter of 2021, the Company recorded a net benefit from reversal of provisions for credit losses of $9.9 million, compared to a provision for credit losses of $19.3 million for the second quarter of 2020. The Company’s reversal of provision for the second quarter of 2021 was based on improvements in economic conditions and the Company’s outlook for certain economic indicators. The elevated provision during the second quarter of 2020 was based on the Company’s evaluation of the level of uncertainty and lack of clarity of the timing of an end to the COVID-19 pandemic, as well as the magnitude of the government’s stimulus response to it. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $4.2 million for the second quarter of 2021, compared to net loan recoveries of $87,000 for the second quarter of 2020. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a low level.

For the six months ended June 30, 2021, the Company recorded a net benefit from reversal of provisions for credit losses of $9.9 million compared to a provision for credit losses of $38.9 million for the six months ended June 30, 2020. Net loan charge-offs were $4.7, compared to $961,000 for the same period of the prior year.

Noninterest Income

Noninterest income, as presented in the preceding table, increased by $12.5 million for second quarter of 2021 compared to the second quarter of 2020. The increase in noninterest income was primarily due to a purchase gain of $6.0 million associated with The First National Bank and Trust Company of Vinita, Oklahoma, $2.2 million in rental income from other real estate property, and a $2.7 million increase in income from debit card interchange fees, which were partially offset by a $1.5 million decrease in income from sweep fees. In addition, the Company earned $2.1 million on the sale of loans for second quarter of 2021 compared to $1.6 million for second quarter of 2020. The income from sales of loans increased due to the increase in volume of mortgage loans originated because of record low mortgage rates.

Noninterest income included non-sufficient funds fees totaling $5.6 million and $5.0 million for the three month periods ended June 30, 2021 and 2020, respectively. This represents 12.6% and 15.6% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $11.9 million and $9.1 million during the three month periods ended June 30, 2021 and 2020, respectively. This represents 26.6% and 28.5% of the Company’s noninterest income for the respective periods. For the second quarter of 2021 compared to the second quarter of 2020, government assistance funds that flowed into the market, including PPP loans and stimulus payments to households, increased both customer liquidity and interchange volume resulting in higher debit card interchange fees.

Noninterest income increased by $17.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in noninterest income was primarily due to a purchase gain of $6.0 million associated with The First National Bank and Trust Company of Vinita, Oklahoma, a gain from the sale of the Company’s Hugo, Oklahoma branch of $2.5 million and $4.6 million in rental income from other real estate property, which were partially offset by a $3.6 million decrease in income from sweep fees. In addition, the Company earned $4.1 million on the sale of loans for the six months ended June 30, 2021 compared to $2.3 million for the six months ended June 30, 2020. The income from sales of loans increased due to the increase in volume of mortgage loans originated because of record low mortgage rates.

Noninterest income included non-sufficient fund fees totaling $11.1 million and $13.3 million during the six months ended June 30, 2021 and 2020, respectively. This represents 13.2% and 19.7% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $22.5 million and $17.3 million during the six months ended June 30, 2021 and 2020, respectively. This represents 26.6% and 25.7% of the Company’s noninterest income for the respective periods. Government assistance funds that flowed into the market, including PPP loans and stimulus payments to households, increased both customer liquidity and interchange volume. This activity resulted in lower non-sufficient funds fees and higher debit card interchange fees for the six months ending June 30, 2021 compared to June 30, 2020.

Prior to the COVID-19 pandemic, there was little or no likelihood that the Company would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown dramatically beyond reasonably foreseeable levels. To the extent the COVID-19 pandemic continues and the government response to it continues on the same or similar basis, it is likely the Company will exceed $10 billion in total assets at December 31, 2021. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this would trigger an approximate reduction of annual pretax income from debit card interchange fees of between $17 to $20 million beginning July 1, 2022. The Company is undergoing efforts to reduce total assets below $10 billion at December 31, 2021, but the success of these efforts is uncertain.

Noninterest Expense

Noninterest expense, as presented in the preceding table, increased by $9.4 million for second quarter of 2021 compared to the second quarter of 2020. The increase in noninterest expenses was due to $3.2 million related to other real estate property operating costs, $4.0 million in acquisition related expenses, and approximately $1.3 million in net occupancy and depreciation primarily from the Company’s new corporate headquarters.

For the six months ended June 30, 2021, noninterest expense increased by $13.0 million compared to the six months ended June 30, 2020. The increase in noninterest expenses was due to approximately $4.6 million related to other real estate property operating costs, $4.0 million in acquisition related expenses, and approximately $2.5 million in net occupancy and depreciation primarily from the Company’s new corporate headquarters. The second quarter of 2020 included a $2.2 million gain on the sale of other real estate owned that reduced noninterest expense.

Income Taxes

The Company’s effective tax rate was 23.4% for the second quarter of 2021, compared to 18.1% for the second quarter of 2020. The lower effective tax rate for the second quarter of 2020 was due to a greater effect of tax credits resulting from lower income.

The Company’s effective tax rate on income before taxes was 21.2% for the first six months of 2021, compared to 19.1% for the first six months of 2020.  The lower effective tax rate for the first six months of 2020 was due to a greater effect of tax credits resulting from lower income.

The reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Balance Sheet Data
Total assets	$11,015,287	$9,212,357
Total loans (net of unearned interest)	6,207,262	6,448,225
Allowance for credit losses	83,963	91,366
Debt securities	563,771	555,196
Deposits	9,728,389	8,064,704
Stockholders' equity	1,131,591	1,067,885
Book value per share	34.52	32.64
Tangible book value per share (non-GAAP)(1)	29.35	27.47
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,131,591	$1,067,885
Less goodwill	149,922	149,922
Less intangible assets, net	19,283	18,999
Tangible stockholders' equity (non-GAAP)	$962,386	$898,964
Common shares outstanding	32,784,513	32,719,852
Tangible book value per share (non-GAAP)	$29.35	$27.47
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	68.00%	78.28%
Average earning assets to total assets (year-to-date)	91.78	91.90
Average stockholders’ equity to average assets (year-to-date)	10.44	11.17
Asset Quality Data
Loans past due 90 days and still accruing	$4,386	$4,802
Nonaccrual loans (3)	29,802	37,545
Restructured loans	7,485	7,784
Total nonperforming and restructured loans	41,673	50,131
Other real estate owned and repossessed assets	40,183	32,480
Total nonperforming and restructured assets	81,856	82,611
Asset Quality Ratios:
Nonaccrual loans to total loans	0.48%	0.58%
Nonperforming and restructured loans to total loans	0.67	0.78
Nonperforming and restructured assets to total assets	0.74	0.90
Allowance for credit losses to total loans	1.35	1.42
Allowance for credit losses to nonperforming and restructured loans	201.48	182.26
Allowance for credit losses to nonaccrual loans	281.73	243.35
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

(3) Government Agencies guarantee approximately $3.5 million of nonaccrual loans at June 30, 2021.

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks increased by $2.0 billion or 125.2% to $3.6 billion, from December 31, 2020 to June 30, 2021. The increase was primarily related to the increase in deposits from PPP and other government stimulus payments.

Securities

At June 30, 2021, total debt securities increased $8.6 million, or 1.5% compared to December 31, 2020. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on debt securities available for sale, before taxes, was $7.1 million at June 30, 2021, compared to a net unrealized gain of $9.9 million at

December 31, 2020. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a gain of $5.4 million at June 30, 2021 and a gain of $7.4 million at December 31, 2020.

The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. Equity securities are reported in other assets on the balance sheet. The balance of equity securities was $10.4 million at June 30, 2021 and $10.1 million at December 31, 2020. The Company reviews its portfolio of equity securities for impairment at least quarterly.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

Loans

At June 30, 2021, total loans decreased $241.0 million or 3.7% compared to December 31, 2020. The decrease in loans was due primarily to a net decrease of approximately $284 million in PPP loans and the sale of approximately $21 million of loans from the Company’s Hugo, Oklahoma branch along with pay downs on loans. The decrease in loans were partially offset by the Company’s purchase of approximately $195 million in loans, from The First National Bank and Trust Company of Vinita, Oklahoma. At June 30, 2021, the balance of total PPP loans was $368.6 million, net of unamortized processing fees of $16.6 million.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s loan portfolio segments.

Allowance for Credit Losses

On January 1, 2020, the Company adopted ASC 326, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL. The allowance for credit losses to total loans represented 1.35% and 1.42% at June 30, 2021 and December 31, 2020, respectively. The decrease in the allowance for credit loss during the second quarter of 2021 was primarily driven by a reversal of provision during the quarter based on sustained improvements in the economy, both nationally and in Oklahoma, which reduced the amount of expected credit loss within the loan portfolio. This reduction was partially offset by additional allowance for credit loss required by newly acquired loans purchased with credit deterioration.

Nonaccrual and Restructured Assets

At June 30, 2021, nonperforming and restructured assets decreased $754,000 to $81.9 million compared to December 31, 2020. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.74% of total assets at June 30, 2021 and 0.90% of total assets at December 31, 2020.

Nonaccrual loans totaled $29.8 million at June 30, 2021, compared to $37.5 million at December 31, 2020. At June 30, 2021, the Company’s nonaccrual loans decreased $7.7 million from year-end 2020, due to resolutions of several loans, which was slightly offset by $7.3 million of nonaccrual loans acquired from The First National Bank and Trust Company of Vinita, Oklahoma. The Company’s nonaccrual loans are primarily commercial and agricultural non-real estate and farmland. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is not in doubt. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.2 million for the six months ended June 30, 2021 and $983,000 for the six months ended June 30, 2020. Only a small amount of this interest is expected to be ultimately collected. Approximately $3.5 million of nonaccrual loans were guaranteed by government agencies at June 30, 2021.

Restructured loans totaled $7.5 million at June 30, 2021 compared to $7.8 million at December 31, 2020. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for credit losses. At June 30, 2021, the allowance for credit losses as a percentage of nonperforming and restructured loans was 201.48%, compared to 182.26%, at December 31, 2020. The level of nonperforming loans and credit losses could rise over time as a result of adverse economic conditions.

Other real estate owned (OREO) and repossessed assets totaled $40.2 million at June 30, 2021, compared to $32.5 million at December 31, 2020. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. At June 30, 2021, the Company’s OREO increased $8.0 million from December 31, 2020, and included approximately $4.0 million due to the repossession of one commercial real estate property, $2.4 million from the decommissioning of the Company’s previous headquarters, and $2.5 million for other real estate acquired from The First National Bank and Trust Company of Vinita, Oklahoma. As of both June 30, 2021 and December 31, 2020, other real estate owned included a commercial real estate property recorded at approximately $28 million. Other real estate owned and repossessed assets are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $169.2 million and $168.9 million at June 30, 2021 and December 31, 2020, respectively.

On May 20, 2021, the Company recorded a core deposit intangible of approximately $1.9 million because of the purchase of assets and assumption of liabilities from The First National Bank and Trust Company of Vinita, Oklahoma. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

Other assets includes the cash surrender value of key-man life insurance policies totaling $81.9 million at June 30, 2021 and $80.7 million at December 31, 2020.  In addition, other assets includes approximately $11.1 million in equity interest of a previous borrower in the oil and gas industry, which was received through bankruptcy proceedings in the fourth quarter of 2020. This asset is carried at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions  for the identical or a similar investment of the same issuer.

Low Income Housing and New Market Tax Credit Investments

During 2021, there have not been any material changes in the Company’s low income housing tax credit investments and new market tax credit investments, which are included in other assets on the Company’s balance sheet. See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for disclosures regarding these investments.

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

Deposits

At June 30, 2021, deposits totaled $9.7 billion, an increase of $1.7 billion or 20.6% from the December 31, 2020 total. The increase in deposits was primarily related to deposits of proceeds from the PPP and other government stimulus payments. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.5% at June 30, 2021 and 98.2% at December 31, 2020. Noninterest-bearing deposits to total deposits were 46.0% at June 30, 2021, compared to 47.0% at December 31, 2020.

Subordinated Debt

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2036 to various institutional accredited investors. See Note (7) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $3.1 million at June 30, 2021, compared to $1.1 million at December 31, 2020.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $849.8 million, are pledged as collateral for the borrowings under the line of credit. As of June 30, 2021 and December 31, 2020, the Company had no advances outstanding under the line of credit from FHLB.

Capital Resources

Stockholders’ equity totaled $1.1 billion at both June 30, 2021 and December 31, 2020. In addition to net income of $90.7 million, other changes in stockholders’ equity during the six months ended June 30, 2021 included $1.7 million related to common stock issuances and $1.0 million related to stock-based compensation, that were partially offset by $22.3 million in dividends, $5.5 million from settlement of options in cash, and a $2.0 million decrease in other comprehensive income. The Company’s leverage ratio and total risk-based capital ratios at June 30, 2021, were well in excess of the regulatory requirements.

See Note (9) of the Notes to Consolidated Financial Statements for a discussion of capital ratios and requirements.

Liquidity Risk and Off-Balance Sheet Arrangements

There have not been any material changes in the Company’s liquidity and off-balance sheet arrangements included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Company’s disclosures regarding market risk since December 31, 2020, the date of its most recent annual report to stockholders.

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

Item 1A. Risk Factors.

Except as set forth below, as of June 30, 2021, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020:

The Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets and limits what these banks may charge for debit card interchange fees. At December 31, 2020, the Company’s assets did not exceed $10 billion, but at June 30, 2021 the Company’s assets did exceed $10 billion. Prior to the COVID-19 pandemic, there was little or no likelihood that the Company would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown dramatically beyond reasonably foreseeable levels. To the extent the COVID-19 pandemic continues and the government response to it continues on the same or similar basis, it is likely the Company will exceed $10 billion in total assets at December 31, 2021. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this would trigger an approximate reduction of annual pretax income from debit card interchange fees of between $17 to $20 million beginning July 1, 2022. The Company is undergoing efforts to reduce total assets below $10 billion at December 31, 2021, but the success of these efforts is uncertain.

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

3.1	Amended and Restated By-Laws of BancFirst Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 27, 2021 and incorporated herein by reference).

3.2*	Restated Certificate of Incorporation of BancFirst Corporation dated August 5, 2021.

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1 and 3.2 above).
4.2	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).
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

10.4

Adoption Agreement for the BancFirst Corporation Thrift Plan adopted April 21, 2016 effective January 1, 2016. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016 and incorporated herein by reference).

10.5	Amendment Number One to the BancFirst Corporation Thrift Plan. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2018 and incorporated herein by reference).
10.6	2019 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.7	2020 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K for dated December 17, 2020 and incorporated herein by reference).

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

10.10*	Amended and Restated BancFirst Corporation Stock Option Plan.

10.11*	Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan.

10.12*	Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: August 9, 2021	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)