Form 10-Q
period 2021-09-30
BANCFIRST CORP /OK/
filed 2021-11-05
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021 there were 32,572,217 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

September 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2021	2020
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$274,057	$280,518
Interest-bearing deposits with banks	3,836,809	1,336,394
Debt securities held for investment (fair value: $2,984 and $2,984, respectively)	2,982	2,964
Debt securities available for sale at fair value	526,502	552,232
Loans held for sale	20,950	53,719
Loans held for investment (net of unearned interest)	6,016,936	6,394,506
Allowance for credit losses	(86,463)	(91,366)
Loans, net of allowance for credit losses	5,930,473	6,303,140
Premises and equipment, net	268,160	261,677
Other real estate owned	38,932	32,179
Intangible assets, net	18,325	18,999
Goodwill	149,922	149,922
Accrued interest receivable and other assets	235,659	220,613
Total assets	$11,302,771	$9,212,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,594,324	$3,790,900
Interest-bearing	5,397,720	4,273,804
Total deposits	9,992,044	8,064,704
Short-term borrowings	3,500	1,100
Accrued interest payable and other liabilities	74,380	51,864
Subordinated debt	85,973	26,804
Total liabilities	10,155,897	8,144,472

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,572,217 and 32,719,852, respectively	32,572	32,720
Capital surplus	158,877	156,574
Retained earnings	950,560	871,161
Accumulated other comprehensive income, net of income tax of $1,533 and $2,513, respectively	4,865	7,430
Total stockholders' equity	1,146,874	1,067,885
Total liabilities and stockholders' equity	$11,302,771	$9,212,357

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans, including fees	$80,249	$76,612	$240,358	$231,985
Securities:
Taxable	1,484	2,032	4,779	6,665
Tax-exempt	35	131	175	383
Interest-bearing deposits with banks	1,441	422	2,861	5,586
Total interest income	83,209	79,197	248,173	244,619
INTEREST EXPENSE
Deposits	1,988	2,854	6,313	16,004
Short-term borrowings	—	—	1	8
Subordinated debt	1,031	491	2,100	1,474
Total interest expense	3,019	3,345	8,414	17,486
Net interest income	80,190	75,852	239,759	227,133
Provision for (benefit from) credit losses	1,483	18,740	(8,466)	57,656
Net interest income after provision for/(benefit from) credit losses	78,707	57,112	248,225	169,477
NONINTEREST INCOME
Trust revenue	3,210	3,131	9,576	10,154
Service charges on deposits	21,706	19,078	61,330	54,642
Securities transactions (includes no accumulated other comprehensive income reclassifications)	150	—	417	(545)
Income from sales of loans	1,594	1,873	5,737	4,215
Insurance commissions	6,666	5,197	17,670	15,316
Cash management	3,127	3,701	9,198	12,276
Gain on sale of other assets	34	(15)	2,746	120
Other	3,299	1,610	17,665	5,624
Total noninterest income	39,786	34,575	124,339	101,802
NONINTEREST EXPENSE
Salaries and employee benefits	42,267	41,995	123,836	123,977
Occupancy, net	5,086	4,503	13,962	11,888
Depreciation	4,207	3,795	12,217	10,830
Amortization of intangible assets	755	968	2,357	2,900
Data processing services	1,734	1,669	5,072	4,990
Net loss/(income) from other real estate owned	1,810	196	6,677	(1,951)
Marketing and business promotion	1,796	1,485	5,323	5,325
Deposit insurance	846	723	2,488	1,224
Other	11,713	10,749	37,268	32,936
Total noninterest expense	70,214	66,083	209,200	192,119
Income before taxes	48,279	25,604	163,364	79,160
Income tax expense	9,529	4,714	33,902	14,932
Net income	$38,750	$20,890	$129,462	$64,228
NET INCOME PER COMMON SHARE
Basic	$1.18	$0.64	$3.95	$1.97
Diluted	$1.16	$0.63	$3.88	$1.94
OTHER COMPREHENSIVE (LOSS) GAIN
Unrealized (losses)/gains on debt securities, net of tax of $172, $335, $980 and $(1,756) respectively	(552)	(982)	(2,565)	5,254
Comprehensive income	$38,198	$19,908	$126,897	$69,482

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
COMMON STOCK
Issued at beginning of period	$32,785	$32,663	$32,720	$32,694
Shares issued for stock options	—	16	65	44
Shares acquired and canceled	(213)	—	(213)	(59)
Issued at end of period	$32,572	$32,679	$32,572	$32,679
CAPITAL SURPLUS
Balance at beginning of period	$158,322	$154,692	$156,574	$153,353
Common stock issued for stock options	—	306	1,657	813
Net cash settlement of options	—	—	(958)	—
Stock-based compensation arrangements	555	433	1,604	1,265
Balance at end of period	$158,877	$155,431	$158,877	$155,431
RETAINED EARNINGS
Balance at beginning of period	$935,067	$837,154	$871,161	$815,488
Net income	38,750	20,890	129,462	64,228
Cumulative effect of change in accounting principle, net of tax of $925	—	—	—	2,270
Dividends on common stock ($0.36, $0.34, $1.04 and $0.98 per share, respectively)	(11,806)	(11,110)	(34,091)	(32,013)
Net cash settlement of options	—	—	(4,521)	—
Common stock acquired and canceled	(11,451)	—	(11,451)	(3,039)
Balance at end of period	$950,560	$846,934	$950,560	$846,934
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (losses)/gains on securities:
Balance at beginning of period	$5,417	$9,690	$7,430	$3,454
Net change	(552)	(982)	(2,565)	5,254
Balance at end of period	$4,865	$8,708	$4,865	$8,708
Total stockholders’ equity	$1,146,874	$1,043,752	$1,146,874	$1,043,752

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$129,462	$64,228
Adjustments to reconcile to net cash provided by operating activities:
(Benefit from)/provision for credit losses	(8,466)	57,656
Depreciation and amortization	14,574	13,730
Net amortization of securities premiums and discounts	3,069	(240)
Realized securities (gains)/losses	(417)	545
Gain on sales of loans	(5,737)	(4,215)
Cash receipts from the sale of loans originated for sale	294,387	297,690
Cash disbursements for loans originated for sale	(277,480)	(309,623)
Deferred income tax provision/(benefit)	4,662	(8,664)
Gain on sale of other assets	(2,991)	(2,308)
Decrease/(increase) in interest receivable	3,894	(1,084)
Increase/(decrease) in interest payable	69	(1,286)
Amortization of stock-based compensation arrangements	1,604	1,265
Excess tax benefit from stock-based compensation arrangements	(1,622)	(219)
Other, net	6,615	3,781
Net cash provided by operating activities	161,623	111,256
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	12,442	18,397
Net cash paid from sale of assets and liabilities, net of cash received	(13,733)	—
Net decrease in federal funds sold	15,000	1,000
Purchases of held for investment debt securities	(845)	(1,395)
Purchases of available for sale debt securities	(251,874)	(455,069)
Proceeds from maturities, calls and paydowns of held for investment debt securities	826	554
Proceeds from maturities, calls and paydowns of available for sale debt securities	306,231	357,845
Purchase of equity securities	(490)	(624)
Proceeds from paydowns and sales of equity securities	638	445
Net change in loans	561,540	(955,531)
Purchases of premises, equipment and computer software	(20,859)	(48,317)
Purchase of tax credits	(4,107)	(731)
Other, net	6,454	6,565
Net cash provided by (used in) investing activities	611,223	(1,076,861)
FINANCING ACTIVITIES
Net change in deposits	1,708,393	967,250
Net change in short-term borrowings	2,400	(800)
Proceeds from long-term borrowings	—	3,000
Paydown of long-term borrowings	—	(3,000)
Proceeds from issuance of subordinated notes, net of debt issuance costs	59,150	—
Issuance of common stock in connection with stock options, net	1,722	857
Common stock acquired	(11,664)	(3,098)
Net cash settlement of options	(5,479)	—
Cash dividends paid	(33,414)	(31,361)
Net cash provided by financing activities	1,721,108	932,848
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	2,493,954	(32,757)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,616,912	1,868,281
Cash, due from banks and interest-bearing deposits at the end of the period	$4,110,866	$1,835,524
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,356	$18,741
Cash paid during the period for income taxes	$27,800	$22,025
Noncash investing and financing activities:
Cash consideration for acquisitions	$21,000	$2,861
Fair value of assets acquired in acquisitions	$283,962	$47,838
Liabilities assumed in acquisitions	$258,165	$45,040
Unpaid common stock dividends declared	$11,802	$11,105

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

On May 20, 2021, the Company purchased approximately $284 million in total assets, which included approximately $195 million in loans, and assumed approximately $256 million in deposits and certain other obligations, from The First National Bank and Trust Company of Vinita, Oklahoma for a purchase price of approximately $21 million. The Company recorded a bargain purchase gain related to this purchase of approximately $4.8 million, which is included in other noninterest income on the statement of comprehensive income and other operating activities on the statement of cash flow. The bargain purchase gain is a noncash item on the statement of cash flow. In addition, the Company recorded expenses related to this purchase of approximately $4.8 million, which are included in noninterest expense. As a result of the purchase, the Company recorded a core deposit intangible of approximately $1.7 million. The effect of this purchase was included in the consolidated financial statement of the Company from the date of purchase forward. The purchase did not have a material effect on the Company’s consolidated financial statements. The First National Bank and Trust Company of Vinita was a nationally chartered bank with two banking locations in Vinita and Grove, Oklahoma.

On January 22, 2021, the Company sold approximately $21 million in loans and approximately $38 million in deposits from its Hugo, Oklahoma branch to AmeriState Bank in Atoka, Oklahoma. The Company recorded a gain on the transaction of $2.5 million, which is included in noninterest income.

(3) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021	(Dollars in thousands)
Mortgage backed securities (1)	$37	$2	$—	$39
States and political subdivisions	2,445	—	—	2,445
Other securities	500	—	—	500
Total	$2,982	$2	$—	$2,984
December 31, 2020
Mortgage backed securities (1)	$59	$3	$—	$62
States and political subdivisions	2,405	18	(1)	2,422
Other securities	500	—	—	500
Total	$2,964	$21	$(1)	$2,984

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021	(Dollars in thousands)
U.S. treasuries	$444,695	$5,582	$(422)	$449,855
U.S. federal agencies	23,193	354	(2)	23,545
Mortgage backed securities (1)	33,025	546	(10)	33,561
States and political subdivisions	5,841	219	(1)	6,059
Asset backed securities	13,350	132	—	13,482
Total	$520,104	$6,833	$(435)	$526,502
December 31, 2020
U.S. treasuries	$465,416	$9,820	$—	$475,236
U.S. federal agencies	19,697	1	(60)	19,638
Mortgage backed securities (1)	15,268	428	—	15,696
States and political subdivisions	28,571	377	—	28,948
Asset backed securities	13,337	—	(623)	12,714
Total	$542,289	$10,626	$(683)	$552,232

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

	September 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$576	$576	$807	$809
After one year but within five years	2,402	2,403	2,091	2,110
After five years but within ten years	4	5	65	64
After ten years	—	—	1	1
Total	$2,982	$2,984	$2,964	$2,984
Available for Sale
Contractual maturity of debt securities:
Within one year	$104,497	$105,174	$339,752	$341,102
After one year but within five years	351,947	356,554	162,401	171,135
After five years but within ten years	8,595	8,792	3,753	3,910
After ten years	55,065	55,982	36,383	36,085
Total debt securities	$520,104	$526,502	$542,289	$552,232

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Book value of pledged securities	$462,720	$490,833

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	September 30, 2021	December 31, 2020
	Amount	Amount
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$653,359	$641,987
Commercial real estate non-owner occupied	963,544	971,158
Construction and development < 60 months	302,075	229,615
Construction residential real estate < 60 months	227,294	206,195
Residential real estate first lien	877,160	853,316
Residential real estate all other	158,145	168,081
Farmland	270,215	252,958
Commercial and agricultural non-real estate	1,065,973	1,159,810
Consumer non-real estate	383,878	355,405
Oil and gas	118,444	179,355
Other loans (2)	378,161	822,078
Pegasus Bank	618,688	554,548
Total (1)	$6,016,936	$6,394,506
(1) Excludes accrued interest receivable of $21.2 million at September 30, 2021 and $26.0 million at December 31, 2020, that is recorded in accrued interest receivable and other assets.

(2) Includes PPP loans held for investment of $201.2 million, net of unamortized processing fees of $6.7 million at September 30, 2021 and $652.7 million, net of unamortized processing fees of $14.5 million at December 31, 2020.

Other loans. Other loans consist of loans approved by the Small Business Administration (“SBA”), which include loans funded through the Paycheck Protection Program (“PPP”). Since PPP loans are fully guaranteed by the SBA, there is no expected credit loss related to these loans. In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. The Company had processing fees, which were recognized as interest income related to the PPP loans totaling $10.0 million and $3.8 million during the three months ended September 30, 2021 and 2020, respectively and $31.7 million and $7.5 million during the nine months ended September 30, 2021 and 2020, respectively.

BancFirst’s loans are mostly to customers within Oklahoma and approximately 57% of the loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

Pegasus Bank’s loans are mostly to customers within Texas and approximately $339 million or 55% of the loans are secured by real estate at September 30, 2021. Pegasus Bank’s commercial and agricultural non-real estate loans were approximately $257 million at September 30, 2021 and approximately $262 million at December 31, 2020.

BancFirst and Pegasus Bank’s commercial and agricultural non-real estate and oil and gas loan categories include upstream and midstream energy loans, and loans to companies that provide ancillary services to the energy industry, such as transportation, wellsite preparation contractors and equipment manufacturers. Energy loans are summarized as follows:

	September 30, 2021	December 31, 2020
	Amount	Amount
	(Dollars in thousands)
BancFirst energy loans
Upstream	$129,838	$190,788
Midstream	26,317	49,734
Ancillary services	66,294	59,410
Pegasus Bank energy loans
Upstream	107,429	107,103
Midstream	8,797	11,047
Ancillary services	29,928	12,503
Total	$368,603	$430,585

Accounting policies related to appraisals, and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Troubled Debt Restructurings, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of troubled debt restructurings and other real estate owned and repossessed assets:

	September 30,	December 31,
	2021	2020
	(Dollars in thousands)
Troubled debt restructurings	$7,073	$7,784
Other real estate owned and repossessed assets	$39,060	$32,480

The Company charges interest on principal balances outstanding on troubled debt restructurings during deferral periods. The current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings were not considered to be material.

During the nine months ended September 30, 2021, the Company completed the move to its new corporate headquarters and transferred approximately $2.4 million from premises and equipment related to its previous headquarters to other real estate owned.

During the nine months ended September 30, 2021, the Company sold property held in other real estate owned for a total gain of $245,000, compared to a total gain of $2.3 million in the nine months ended September 30, 2020.

Nonaccrual loans

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.7 million for the nine months ended September 30, 2021 and approximately $2.1 million for the nine months ended September 30, 2020.

Nonaccrual loans guaranteed by government agencies totaled approximately $3.1 million at September 30, 2021 and approximately $7.8 million at December 31, 2020.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$2,332	$1,404
Commercial real estate non-owner occupied	492	4,719
Construction and development < 60 months	83	95
Construction residential real estate < 60 months	—	—
Residential real estate first lien	3,167	3,615
Residential real estate all other	1,184	1,362
Farmland	5,561	7,901
Commercial and agricultural non-real estate	11,048	12,782
Consumer non-real estate	226	268
Oil and gas	—	—
Other loans	2,514	5,399
Pegasus Bank	—	—
Total	$26,607	$37,545

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
	(Dollars in thousands)
As of September 30, 2021
BancFirst
Real estate:
Commercial real estate owner occupied	$1,086	$—	$968	$2,054	$651,305	$653,359	$223
Commercial real estate non-owner occupied	109	—	75	184	963,360	963,544	—
Construction and development < 60 months	114	—	—	114	301,961	302,075	—
Construction residential real estate < 60 months	—	—	—	—	227,294	227,294	—
Residential real estate first lien	3,832	1,213	2,623	7,668	869,492	877,160	1,268
Residential real estate all other	728	128	1,465	2,321	155,824	158,145	386
Farmland	626	—	3,459	4,085	266,130	270,215	224
Commercial and agricultural non-real estate	1,052	2,026	5,114	8,192	1,057,781	1,065,973	639
Consumer non-real estate	1,098	379	270	1,747	382,131	383,878	221
Oil and gas	—	—	—	—	118,444	118,444	—
Other loans	5,842	733	3,546	10,121	368,040	378,161	2,225
Pegasus Bank	—	—	—	—	618,688	618,688	—
Total	$14,487	$4,479	$17,520	$36,486	$5,980,450	$6,016,936	$5,186

As of December 31, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$1,096	$108	$1,164	$2,368	$639,619	$641,987	$—
Commercial real estate non-owner occupied	323	—	34	357	970,801	971,158	35
Construction and development < 60 months	511	86	—	597	229,018	229,615	—
Construction residential real estate < 60 months	1,106	—	282	1,388	204,807	206,195	282
Residential real estate first lien	5,428	1,463	2,978	9,869	843,447	853,316	945
Residential real estate all other	520	55	1,606	2,181	165,900	168,081	384
Farmland	1,297	344	6,223	7,864	245,094	252,958	135
Commercial and agricultural non-real estate	2,788	1,794	4,345	8,927	1,150,883	1,159,810	465
Consumer non-real estate	2,154	501	534	3,189	352,216	355,405	386
Oil and gas	—	—	—	—	179,355	179,355	—
Other loans	951	1,223	6,618	8,792	813,286	822,078	2,170
Pegasus Bank	—	—	—	—	554,548	554,548	—
Total	$16,174	$5,574	$23,784	$45,532	$6,348,974	$6,394,506	$4,802

Due to the impacts of the COVID-19 pandemic, the Company had approximately $58.4 million in modified loans as of September 30, 2021 and $81.7 million in modified loans as of December 31, 2020, most of which were secured by commercial real estate. These modifications were undertaken in response to Section 4013 of the CARES Act and the regulatory intent outlined in the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity. However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately be permanently impaired. The timing and extent of such consequences are difficult to ascertain at this time and are dependent on the duration of the COVID-19 pandemic, the level and success of the government’s economic stimulus, and further regulatory guidance. These modified loans are included in Current Loans in the table above.

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

The following table summarizes our gross loans held for investment by year of origination and internally assigned credit grades as of September 30, 2021:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(Dollars in thousands)
As of September 30, 2021
BancFirst
Commercial real estate owner occupied
Grade 1	$89,910	$130,040	$78,492	$50,380	$34,793	$98,825	$11,514	$493,954
Grade 2	24,092	38,773	22,069	9,884	9,466	38,454	7,977	150,715
Grade 3	—	4,096	129	264	471	1,374	—	6,334
Grade 4	337	—	911	452	—	331	325	2,356
Total commercial real estate owner occupied loans	114,339	172,909	101,601	60,980	44,730	138,984	19,816	653,359
Commercial real estate non-owner occupied
Grade 1	124,690	210,442	139,681	58,198	36,899	130,688	9,475	710,073
Grade 2	42,653	54,748	44,156	34,292	18,326	41,774	5,150	241,099
Grade 3	7,387	—	3,301	135	237	642	—	11,702
Grade 4	417	—	49	35	—	169	—	670
Total commercial real estate non-owner occupied loans	175,147	265,190	187,187	92,660	55,462	173,273	14,625	963,544
Construction and development < 60 months
Grade 1	123,070	37,650	64,046	11,080	2,081	2,775	13,624	254,326
Grade 2	16,597	9,714	13,590	2,099	1,782	600	2,004	46,386
Grade 3	1,273	—	—	7	—	—	—	1,280
Grade 4	—	—	58	7	18	—	—	83
Total construction and development < 60 months	140,940	47,364	77,694	13,193	3,881	3,375	15,628	302,075
Construction residential real estate < 60 months
Grade 1	156,524	38,426	46	—	19	29	222	195,266
Grade 2	21,383	9,425	—	107	—	431	—	31,346
Grade 3	547	135	—	—	—	—	—	682
Total construction residential real estate < 60 months	178,454	47,986	46	107	19	460	222	227,294
Residential real estate first lien
Grade 1	193,151	168,628	100,936	64,930	47,968	141,503	—	717,116
Grade 2	33,765	25,873	16,379	15,931	9,710	40,834	—	142,492
Grade 3	942	1,523	2,375	2,044	1,350	4,391	—	12,625
Grade 4	49	648	530	1,164	931	1,605	—	4,927
Total residential real estate first lien	227,907	196,672	120,220	84,069	59,959	188,333	—	877,160
Residential real estate all other
Grade 1	12,798	14,033	9,976	6,381	4,203	13,338	27,591	88,320
Grade 2	1,355	3,188	1,763	1,563	914	2,284	54,473	65,540
Grade 3	279	102	264	240	709	327	556	2,477
Grade 4	14	183	—	580	13	649	369	1,808
Total residential real estate all other	14,446	17,506	12,003	8,764	5,839	16,598	82,989	158,145
Farmland
Grade 1	41,033	40,571	24,326	17,269	13,249	31,871	5,473	173,792
Grade 2	13,328	9,683	24,655	5,522	4,069	12,184	9,628	79,069
Grade 3	2,785	4,069	1,439	319	1,330	1,272	1,973	13,187
Grade 4	773	414	—	2,383	110	209	278	4,167
Total farmland	57,919	54,737	50,420	25,493	18,758	45,536	17,352	270,215
Commercial and agricultural non-real estate
Grade 1	222,156	110,551	93,150	46,932	50,431	48,206	216,301	787,727
Grade 2	52,100	37,867	26,032	9,759	3,176	13,683	72,080	214,697
Grade 3	4,577	5,676	1,357	11,555	1,452	623	28,105	53,345
Grade 4	2,675	421	1,607	958	810	1,268	2,465	10,204

Total commercial and agricultural non-real estate	281,508	154,515	122,146	69,204	55,869	63,780	318,951	1,065,973
Consumer non-real estate
Grade 1	162,782	96,567	52,943	22,050	7,474	3,033	5,483	350,332
Grade 2	14,402	8,211	3,850	2,083	958	1,450	295	31,249
Grade 3	430	304	633	345	97	45	5	1,859
Grade 4	61	94	206	56	4	17	—	438
Total consumer non-real estate	177,675	105,176	57,632	24,534	8,533	4,545	5,783	383,878
Oil and gas
Grade 1	56,060	—	54	59	—	—	29,253	85,426
Grade 2	7,790	1,021	64	—	—	—	8,550	17,425
Grade 3	15,593	—	—	—	—	—	—	15,593
Total oil and gas	79,443	1,021	118	59	—	—	37,803	118,444
Other loans
Grade 1	223,041	32,338	23,410	16,745	14,904	34,319	25,442	370,199
Grade 2	—	—	—	—	2,140	3,047	1,010	6,197
Grade 3	—	—	—	10	—	47	1,052	1,109
Grade 4	—	54	125	—	283	83	111	656
Total other loans	223,041	32,392	23,535	16,755	17,327	37,496	27,615	378,161
Pegasus Bank
Grade 1	90,125	92,819	55,004	5,023	14,241	36,338	156,927	450,477
Grade 2	62,861	9,238	17,008	11,199	22,578	6,365	38,605	167,854
Grade 3	251	106	—	—	—	—	—	357
Total Pegasus Bank	153,237	102,163	72,012	16,222	36,819	42,703	195,532	618,688
Total loans held for investment	$1,824,056	$1,197,631	$824,614	$412,040	$307,196	$715,083	$736,316	$6,016,936

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

The decrease in the allowance for credit loss during 2021 was primarily driven by a reversal of provision during 2021 based on sustained improvements in the economy, both nationally and in Oklahoma, which reduced the amount of expected credit loss within the loan portfolio. This reduction was partially offset by additional allowance for credit loss required by newly acquired loans purchased with credit deterioration.

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
	(Dollars in thousands)
Three Months Ended September 30, 2021
BancFirst
Real estate:
Commercial real estate owner occupied	$6,755	$93	$(3)	$72	$69	$(51)	$6,866
Commercial real estate non-owner occupied	14,490	191	(7)	67	60	(6)	14,735
Construction and development < 60 months	2,893	—	—	4	4	398	3,295
Construction residential real estate < 60 months	889	—	—	—	—	(35)	854
Residential real estate first lien	2,805	9	(4)	9	5	186	3,005
Residential real estate all other	1,941	—	—	46	46	202	2,189
Farmland	3,715	(248)	—	—	—	967	4,434
Commercial and agricultural non-real estate	31,615	952	(146)	43	(103)	(859)	31,605
Consumer non-real estate	3,315	30	(67)	49	(18)	51	3,378
Oil and gas	7,817	—	—	—	—	(38)	7,779
Other loans	3,138	—	(73)	—	(73)	239	3,304
Pegasus Bank	4,590	—	—	—	—	429	5,019
Total	$83,963	$1,027	$(300)	$290	$(10)	$1,483	$86,463
Nine Months Ended September 30, 2021
BancFirst
Real estate:
Commercial real estate owner occupied	$7,035	$1,080	$(3)	$73	$70	$(1,319)	$6,866
Commercial real estate non-owner occupied	11,842	824	(803)	67	(736)	2,805	14,735
Construction and development < 60 months	2,560	173	—	9	9	553	3,295
Construction residential real estate < 60 months	627	—	—	—	—	227	854
Residential real estate first lien	2,570	126	(56)	36	(20)	329	3,005
Residential real estate all other	2,230	—	(46)	50	4	(45)	2,189
Farmland	3,136	395	—	1	1	902	4,434
Commercial and agricultural non-real estate	32,400	5,663	(3,683)	194	(3,489)	(2,969)	31,605
Consumer non-real estate	3,377	38	(689)	247	(442)	405	3,378
Oil and gas	17,851	—	—	—	—	(10,072)	7,779
Other loans	3,182	—	(134)	—	(134)	256	3,304
Pegasus Bank	4,556	—	—	1	1	462	5,019
Total	$91,366	$8,299	$(5,414)	$678	$(4,736)	$(8,466)	$86,463

	Allowance for Credit Losses
	Balance at beginning of period	Impact of CECL adoption	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$6,630	$—	$—	$(24)	$1	$(23)	$1,287	$7,894
Commercial real estate non-owner occupied	9,483	—	—	(87)	—	(87)	5,508	14,904
Construction and development < 60 months	1,755	—	—	—	3	3	(169)	1,589
Construction residential real estate < 60 months	2,259	—	—	(368)	—	(368)	769	2,660
Residential real estate first lien	8,553	—	—	(133)	5	(128)	1,839	10,264
Residential real estate all other	2,720	—	—	(84)	1	(83)	219	2,856

Farmland	2,511	—	—	(3)	—	(3)	1,902	4,410
Commercial and agricultural non-real estate	34,036	—	—	(594)	13	(581)	2,463	35,918
Consumer non-real estate	4,714	—	—	(195)	43	(152)	539	5,101
Oil and gas	10,469	—	—	—	—	—	3,055	13,524
Other loans	2,513	—	—	(100)	8	(92)	800	3,221
Pegasus Bank	3,857	—	—	(600)	—	(600)	528	3,785
Total	$89,500	$—	$—	$(2,188)	$74	$(2,114)	$18,740	$106,126
Nine Months Ended September 30, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$5,625	$(2,806)	$432	$(137)	$2	$(135)	$4,778	$7,894
Commercial real estate non-owner occupied	8,358	(5,507)	—	(87)	—	(87)	12,140	14,904
Construction and development < 60 months	2,214	(1,056)	—	(59)	6	(53)	484	1,589
Construction residential real estate < 60 months	1,933	(778)	—	(397)	—	(397)	1,902	2,660
Residential real estate first lien	8,692	(3,831)	7	(351)	11	(340)	5,736	10,264
Residential real estate all other	2,767	(1,408)	—	(116)	29	(87)	1,584	2,856
Farmland	2,821	(1,408)	1	(3)	—	(3)	2,999	4,410
Commercial and agricultural non-real estate	13,462	13,195	62	(968)	96	(872)	10,071	35,918
Consumer non-real estate	3,252	(622)	—	(751)	157	(594)	3,065	5,101
Oil and gas	1,883	(1,346)	—	—	—	—	12,987	13,524
Other loans	2,632	(116)	—	(100)	10	(90)	795	3,221
Pegasus Bank	599	2,488	—	(841)	424	(417)	1,115	3,785
Total	$54,238	$(3,195)	$502	$(3,810)	$735	$(3,075)	$57,656	$106,126

Purchased Credit Deteriorated Loans

The Company has previously purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The credit-deteriorated loans purchased during the nine months ended September 30, 2021 and 2020 were as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the period ended September 30, 2021
Purchase price of loans at acquisition	$39,284
Allowance for credit losses at acquisition	8,299
Par value of acquired loans at acquisition	$47,583

For the period ended September 30, 2020
Purchase price of loans at acquisition	$1,761
Allowance for credit losses at acquisition	502
Par value of acquired loans at acquisition	$2,263

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the nine months ended September 30, 2021 and 2020, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of September 30, 2021
BancFirst
Real estate:
Commercial real estate owner occupied	$1,913	$—	$—	$—	$1,913	$692
Commercial real estate non-owner occupied	806	—	—	—	806	237
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—
Residential real estate first lien	927	—	—	—	927	162
Residential real estate all other	1,190	—	—	—	1,190	803
Farmland	8,042	—	—	—	8,042	2,257
Commercial and agricultural non-real estate	—	7,017	747	5,724	13,488	5,636
Consumer non-real estate	—	—	—	82	82	26
Oil and gas	—	—	—	—	—	—
Other loans	—	10	—	—	10	10
Pegasus Bank	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$12,878	$7,027	$747	$5,806	$26,458	$9,823

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
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

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Other real estate owned	$10,564	$3,458
Repossessed assets	594	965
Total	$11,158	$4,423

(5) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
September 30, 2021
Core deposit intangibles	$27,433	$(9,607)	$17,826
Customer relationship intangibles	3,350	(2,851)	499
Total	$30,783	$(12,458)	$18,325
December 31, 2020
Core deposit intangibles	$33,411	$(15,076)	$18,335
Customer relationship intangibles	3,350	(2,686)	664
Total	$36,761	$(17,762)	$18,999

The following is a summary of goodwill by business segment:

				Other	Executive,
	Metropolitan	Community	Pegasus	Financial	Operations
	Banks	Banks	Bank	Services	& Support	Consolidated
(Dollars in thousands)
Nine months ended September 30, 2021
Balance at beginning and end of period	$13,767	$61,212	$68,855	$5,464	$624	$149,922

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

(6) LEASES

Lessee

The Company has operating leases, which primarily consist of office space in buildings, ATM locations, storage facilities, parking lots, equipment and land on which it owns certain buildings.

The following table presents rent expense for all operating leases, including those rented on a monthly or temporary basis as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Rental expense	$226	$504	$1,192	$1,420

As of September 30, 2021, right of use lease asset included in accrued interest receivable and other assets on the balance sheet totaled $3.5 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $3.4 million. As of September 30, 2021, our operating leases have a weighted-average remaining lease term of 3.4 years and a weighted-average discount rate of 2.7 percent.

The following table presents minimum future commitments by year for the Company’s operating leases. Such commitments are reflected as undiscounted values and are reconciled to the discounted present value recognized on the balance sheet.

September 30, 2021
(Dollars in thousands)
2021 (three months)	$362
2022	1,254
2023	750
2024	397
2025	340
Thereafter	926
Total lease payments	4,029
Less imputed Interest	(602)
Operating lease liability	$3,427

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the balance sheet as premises and equipment. The Company had operating lease revenue of $1.1 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively. The Company had operating lease revenue of $3.7 million and $4.1 million for the nine months ended September 30, 2021 and 2020, respectively. Lease revenue is included in occupancy, net on the consolidated statement of comprehensive income.

The Company does not have operating leases that extend beyond 2030. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

September 30, 2021
(Dollars in thousands)
2021 (three months)	$883
2022	2,857
2023	2,636
2024	2,571
2025	1,946
2026-2030	4,467
Total future minimum lease payments	$15,360

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

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Subordinated Notes”) to various institutional accredited investors. The sale of the Subordinated Notes was pursuant to a Subordinated Note Purchase Agreement entered into with each of the investors. The Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines. The net proceeds to the Company from the sale of the Subordinated Notes were approximately $59.15 million after deducting commissions and offering expenses of $850,000. The Company expects to use the proceeds from the sale of the Subordinated Notes for general corporate purposes. The Subordinated Notes will initially bear interest at a fixed rate of 3.50% per annum, from and including June 17, 2021 to but excluding June 30, 2031, payable semi-annually in arrears on June 30 and December 31 of each year, commencing December 31, 2021. Then, from and including June 30, 2031, to but excluding the maturity date, the Subordinated Notes will bear interest at a floating rate equal to the benchmark (initially, three-month term SOFR), reset quarterly, plus a spread of 229 basis points, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Subordinated Notes mature on June 30, 2036.

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

(8) STOCK-BASED COMPENSATION

The Company has had a nonqualified incentive stock option plan, the BancFirst Corporation Stock Option Plan (the “Employee Plan”), since May 1986. At September 30, 2021, there were 186,000 shares available for future grants. The Employee Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company has had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) since June 1999. Each non-employee director is granted an option for 10,000 shares. At September 30, 2021, there were 40,000 shares available for future grants. The Non-Employee Directors’ Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options in cash on a limited basis at the discretion of the Company. During the nine months ended September 30, 2021, the Company had cash settlements for 121,330 shares for a total net cash settlement of options of $5.5 million that did not increase the outstanding shares of the Company.

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Nine Months Ended September 30, 2021
Outstanding at December 31, 2020	1,343,080	$35.28
Options granted	152,000	61.63
Options exercised	(183,830)	23.82
Options canceled, forfeited, or expired	(5,000)	44.23
Outstanding at September 30, 2021	1,306,250	39.93	8.52 Yrs	$26,379
Exercisable at September 30, 2021	617,500	27.24	7.15 Yrs	$20,304

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of options exercised	$—	$414	$7,860	$1,140
Cash received from options exercised	—	323	4,379	827
Tax benefit realized from options exercised	—	105	2,002	290

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Stock-based compensation expense	$555	$433	$1,604	$1,265
Tax benefit	134	110	386	322
Stock-based compensation expense, net of tax	$421	$323	$1,218	$943

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

September 30, 2021
(Dollars in thousands)
Unearned stock-based compensation expense	$6,921

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Nine Months Ended September 30,
	2021	2020
Weighted average grant-date fair value per share of options granted	$20.92	$11.70
Risk-free interest rate	1.30 to 1.74%	0.64 to1.13%
Dividend yield	2.00%	2.00%
Stock price volatility	35.55 to 36.27%	22.84 to 35.94%
Expected term	10 Yrs	10 Yrs

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

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of September 30, 2021, there are 37,269 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 2,161 and 1,307 shares of common stock distributed from the Deferred Stock Compensation Plan during the nine months ended September 30, 2021 and 2020, respectively.

A summary of the accumulated stock units is as follows:

	September 30,	December 31,
	2021	2020
Accumulated stock units	152,849	148,278
Average price	$30.12	$28.57

(9) STOCKHOLDERS’ EQUITY

In November 1999, the Company adopted the SRP. The SRP may be used as a means to increase earnings per share and return on equity. In addition, the SRP may be used to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. During September 2021, the SRP was amended to permit the repurchase of an additional 650,000 shares.

The following table is a summary of the shares under the program:

	Nine Months Ended September 30,
	2021	2020
Number of shares repurchased	212,296	59,284
Average price of shares repurchased	$54.94	$52.26
Shares remaining to be repurchased	500,486	62,782

The Company, BancFirst and Pegasus Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s, BancFirst’s and Pegasus Bank’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of September 30, 2021, the Company, BancFirst and Pegasus Bank met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2021:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,140,098	17.57%	$519,044	8.00%	$681,245	10.50%	N/A	N/A
BancFirst	979,699	16.77%	467,478	8.00%	613,565	10.50%	$584,348	10.00%
Pegasus Bank	80,244	12.53%	51,251	8.00%	67,267	10.50%	64,064	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$973,762	15.01%	$291,962	4.50%	$454,163	7.00%	N/A	N/A
BancFirst	886,552	15.17%	262,957	4.50%	409,043	7.00%	$379,826	6.50%
Pegasus Bank	74,911	11.69%	28,829	4.50%	44,845	7.00%	41,642	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$999,762	15.41%	$389,283	6.00%	$551,484	8.50%	N/A	N/A
BancFirst	906,552	15.51%	350,609	6.00%	496,696	8.50%	$467,478	8.00%
Pegasus Bank	74,911	11.69%	38,438	6.00%	54,454	8.50%	51,251	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$999,762	9.06%	$441,402	4.00%	N/A	N/A	N/A	N/A
BancFirst	906,552	9.06%	400,265	4.00%	N/A	N/A	$500,331	5.00%
Pegasus Bank	74,911	7.28%	41,173	4.00%	N/A	N/A	51,466	5.00%

As of September 30, 2021, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst and Pegasus Bank as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of the Company, BancFirst and Pegasus Bank includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for the Company, BancFirst and Pegasus Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notification of BancFirst and Pegasus Bank’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility are included. The PPP loans the Company originated in 2020 and 2021 are included in the calculation of the Company’s leverage ratio as of September 30, 2021 as the Company did not utilize the PPP Facility for funding purposes.

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of Subordinated Notes. The Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines.

(10) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended September 30, 2021
Basic
Income available to common stockholders	$38,750	32,744,104	$1.18
Dilutive effect of stock options	—	523,851
Diluted
Income available to common stockholders plus assumed exercises of stock options	$38,750	33,267,955	$1.16
Three Months Ended September 30, 2020
Basic
Income available to common stockholders	$20,890	32,668,789	$0.64
Dilutive effect of stock options	—	500,149
Diluted
Income available to common stockholders plus assumed exercises of stock options	$20,890	33,168,938	$0.63
Nine Months Ended September 30, 2021
Basic
Income available to common stockholders	$129,462	32,760,015	$3.95
Dilutive effect of stock options	—	598,822
Diluted
Income available to common stockholders plus assumed exercises of stock options	$129,462	33,358,837	$3.88
Nine Months Ended September 30, 2020
Basic
Income available to common stockholders	$64,228	32,666,554	$1.97
Dilutive effect of stock options	—	523,740
Diluted
Income available to common stockholders plus assumed exercises of stock options	$64,228	33,190,294	$1.94

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended September 30, 2021	533,701
Three Months Ended September 30, 2020	377,071
Nine Months Ended September 30, 2021	161,690
Nine Months Ended September 30, 2020	408,867

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2021
Debt securities available for sale:
U.S. Treasury	$449,855	$—	$—	$449,855
U.S. federal agencies	—	23,545	—	23,545
Mortgage-backed securities	—	33,561	—	33,561
States and political subdivisions	—	5,739	320	6,059
Asset backed securities	—	13,482	—	13,482

December 31, 2020
Debt securities available for sale:
U.S. Treasury	$475,236	$—	$—	$475,236
U.S. federal agencies	—	19,638	—	19,638
Mortgage-backed securities	—	15,696	—	15,696
States and political subdivisions	—	28,793	155	28,948
Asset backed securities	—	—	12,714	12,714

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at the beginning of the year	$12,869	$12,714
Transfers (to)/from level 2	(12,714)	1,643
Purchases	240	—
Settlements	(75)	(1,473)
Total unrealized losses	—	(15)
Balance at the end of the period	$320	$12,869

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2021, the Company transferred debt securities from Level 3 to Level 2 due to a review of the pricing models that determined some asset backed debt securities to be Level 2. During the year ended December 31, 2020, the Company transferred debt securities from Level 2 to Level 3 due to a review of the pricing models that determined some state and political subdivisions bonds to be Level 3.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended September 30, 2021
Equity securities	$23,491
Collateral dependent loans	11,858
Repossessed assets	128
Other real estate owned	6,824
As of and for the Year-to-date Period Ended December 31, 2020
Equity securities	$21,203
Collateral dependent loans	11,347
Repossessed assets	291
Other real estate owned	32,066

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30,		December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$4,110,866	$4,110,866	$1,616,912	$1,616,912
Debt securities held for investment	37	39	59	62
Loans held for sale	20,950	20,950	53,719	53,719
Level 3 inputs:
Debt securities held for investment	2,945	2,945	2,905	2,922
Loans, net of allowance for credit losses	5,930,473	5,919,882	6,303,140	6,347,803
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	9,992,044	10,064,348	8,064,704	8,084,695
Short-term borrowings	3,500	3,500	1,100	1,100
Subordinated debt	85,973	88,072	26,804	30,535
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		3,584		3,115
Letters of credit		560		722

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2021 or December 31, 2020.

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

The results of operations and selected financial information for the five business units are as follows:

	Metropolitan Banks	Community Banks	Pegasus Bank	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2021
Net interest income	$18,728	$47,817	$6,141	$8,718	$(1,386)	$172	$80,190
Noninterest income	5,681	16,978	359	12,198	45,214	(40,644)	39,786
Income before taxes	15,072	31,722	2,158	5,069	34,298	(40,040)	48,279

Three Months Ended September 30, 2020
Net interest income	$20,476	$43,369	$5,078	$6,816	$(104)	$217	$75,852
Noninterest income	4,735	15,149	379	10,882	25,969	(22,539)	34,575
Income before taxes	6,669	18,257	1,429	3,819	17,158	(21,728)	25,604

Nine Months Ended September 30, 2021
Net interest income	$57,909	$135,611	$17,308	$30,057	$(1,784)	$658	$239,759
Noninterest income	14,494	48,151	1,098	34,686	156,970	(131,060)	124,339
Income before taxes	46,598	98,005	5,750	16,240	126,428	(129,657)	163,364

Nine Months Ended September 30, 2020
Net interest income	$64,970	$131,784	$15,662	$14,304	$196	$217	$227,133
Noninterest income	14,006	44,843	631	31,100	79,226	(68,004)	101,802
Income before taxes	20,695	58,225	4,372	17,364	44,793	(66,289)	79,160

Total Assets:
September 30, 2021	$3,292,422	$6,558,085	$1,101,900	$120,743	$1,570,064	$(1,340,443)	$11,302,771
December 31, 2020	2,729,886	5,527,611	919,572	137,122	1,073,507	(1,175,341)	9,212,357

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

(13) SUBSEQUENT EVENT

On October 29, 2021, BancFirst Corporation entered into an agreement to acquire Worthington National Bank (“Worthington”). Worthington is a national bank chartered by the Office of the Comptroller of the Currency (OCC) with one location in Arlington, Texas, one location in Colleyville, Texas and two Fort Worth, Texas locations. As of September 30, 2021, Worthington had approximately $462.6 million in total assets, $269.0 million in loans and $421.5 million in deposits. The acquisition is expected to be completed during the first quarter of 2022. Upon acquisition, Worthington will continue to operate as “Worthington National Bank” under a separate OCC charter and remain a separate subsidiary of BancFirst Corporation governed by its existing board of directors. BancFirst Corporation intends to provide an appropriate amount of capital or other support to increase Worthington’s ability to approve larger loans and allow Worthington to continue to grow their assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2021 and December 31, 2020 and results of operations for the three and nine months ended September 30, 2021 should be read in conjunction with our consolidated financial statements and notes to the financial statements for the year ended December 31, 2020, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2020 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

SUMMARY

The Company’s net income for the third quarter of 2021 was $38.8 million, compared to $20.9 million for the third quarter of 2020. Diluted net income per common share was $1.16 and $0.63 for the third quarter of 2021 and 2020, respectively. The Company recorded a provision for credit losses of $1.5 million for the third quarter of 2021, compared to a provision for credit losses of $18.7 million for the third quarter of 2020.

Net income was $129.5 million, or $3.88 diluted earnings per share, for the nine months ended September 30, 2021, compared to net income of $64.2 million, or $1.94 diluted earnings per share, for the nine months ended September 30, 2020. The Company recorded a net benefit from reversal of provisions for credit losses of $8.5 million for the nine months ended September 30, 2021 compared to a provision for credit losses of $57.7 million for the nine months ended September 30, 2020.

The Company’s net interest income for the third quarter of 2021 increased to $80.2 million, compared to $75.9 million for the third quarter of 2020, as a result of an increase of $6.2 million in fee income from Paycheck Protection Program (PPP) loan forgiveness. The net interest margin for the third quarter was 3.09%, compared to 3.40% a year ago. Noninterest income for the third quarter of 2021 totaled $39.8 million, compared to $34.6 million for the third quarter of 2020. The increase in noninterest income was attributable to $2.9 million in rental income from other real estate property, a $2.1 million increase in income from debit card interchange fees and a $1.5 million increase in insurance commissions. Noninterest expense for the third quarter of 2021 increased to $70.2 million, compared to $66.1 million for the third quarter of 2020, because of the increase in approximately $2.0 million related to other real estate property operating costs and $1.0 million in net occupancy and depreciation primarily from the Company’s move to its new corporate headquarters. The Company’s effective tax rate was 19.7% for the third quarter of 2021 compared to 18.4% for the third quarter of 2020.

At September 30, 2021, the Company’s total assets were $11.3 billion, an increase of $2.1 billion from December 31, 2020. Loans totaled $6.0 billion, a decrease of $410.3 million from December 31, 2020 stemming from a net decrease of approximately $451.5 million in PPP loans and the sale of approximately $21 million of loans from the Company’s Hugo, Oklahoma branch, along with pay downs on loans. The decrease in loans were partially offset by the Company’s purchase of approximately $149 million in loans from the First National Bank and Trust Company of Vinita, Oklahoma. Deposits totaled $10.0 billion, an increase of $1.9 billion from the December 31, 2020 total. The increase in assets and deposits was predominantly related to PPP and other government stimulus payments. At September 30, 2021, the Company had PPP loans held for investment of $201.2 million, net of unamortized processing fees of $6.7 million. The Company’s total stockholders’ equity at September 30, 2021 was $1.1 billion, an increase of $79.0 million over December 31, 2020. Off-balance sheet sweep accounts totaled $2.7 billion at September 30, 2021 compared to $2.8 billion at December 31, 2020.

Nonaccrual loans represent 0.44% of total loans at September 30, 2021, down from 0.58% at December 31, 2020. Net charge-offs were 0.01% of average loans for the third quarter of 2021, compared to 0.03% in the third quarter of 2020. The allowance for credit losses to total loans was 1.43% at September 30, 2021 compared to 1.42% at December 31, 2020. The allowance for credit losses to nonaccrual loans was 324.96% at September 30, 2021 compared to 243.35% at December 31, 2020.

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

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended September 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$6,103,533	$80,370	5.22%	$6,671,344	$76,744	4.56%
Debt securities – taxable	536,690	1,484	1.10	591,933	2,032	1.36
Debt securities – tax exempt	6,336	45	2.83	33,785	166	1.95
Federal funds sold and interest-bearing deposits with banks	3,682,313	1,441	0.16	1,567,437	422	0.11
Total earning assets	10,328,872	83,340	3.20	8,864,499	79,364	3.55
Nonearning assets:
Cash and due from banks	269,153			241,160
Interest receivable and other assets	696,567			619,570
Allowance for credit losses	(83,969)			(88,823)
Total nonearning assets	881,751			771,907
Total assets	$11,210,623			$9,636,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$881,043	$161	0.07%	$678,447	$125	0.07%
Savings deposits	3,825,687	989	0.10	3,393,158	890	0.10
Time deposits	659,490	838	0.50	699,074	1,839	1.04
Short-term borrowings	2,713	—	0.10	3,117	—	0.05
Long-term borrowings	—	—	—	2,119	—	—
Subordinated debt	85,964	1,031	4.76	26,804	491	7.27
Total interest-bearing liabilities	5,454,897	3,019	0.22	4,802,719	3,345	0.28
Interest-free funds:
Noninterest-bearing deposits	4,547,944			3,722,973
Interest payable and other liabilities	61,794			60,574
Stockholders’ equity	1,145,988			1,050,140
Total interest free funds	5,755,726			4,833,687
Total liabilities and stockholders’ equity	$11,210,623			$9,636,406
Net interest income		$80,321			$76,019
Net interest spread			2.98%			3.27%
Effect of interest free funds			0.11%			0.13%
Net interest margin			3.09%			3.40%

For these computations, information is shown on a taxable-equivalent basis assuming a 21% tax rate.
(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Nine Months Ended September 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$6,267,176	$240,733	5.14%	$6,376,221	$232,380	4.85%
Debt securities – taxable	531,109	4,779	1.20	556,557	6,665	1.60
Debt securities – tax exempt	13,530	222	2.20	28,579	485	2.26
Federal funds sold and interest-bearing deposits with banks	3,064,852	2,861	0.12	1,509,493	5,586	0.49
Total earning assets	9,876,667	248,595	3.37	8,470,850	245,116	3.85
Nonearning assets:
Cash and due from banks	270,724			210,558
Interest receivable and other assets	688,223			603,167
Allowance for credit losses	(89,116)			(69,603)
Total nonearning assets	869,831			744,122
Total assets	$10,746,498			$9,214,972
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$835,363	$465	0.07%	$755,835	$809	0.14%
Savings deposits	3,675,121	3,034	0.11	3,230,145	8,482	0.35
Time deposits	658,306	2,814	0.57	699,211	6,713	1.28
Short-term borrowings	2,595	1	0.07	3,306	8	0.33
Long-term borrowings	—	—	—	1,478	—	—
Subordinated debt	46,957	2,100	5.98	26,804	1,474	7.33
Total interest-bearing liabilities	5,218,342	8,414	0.22	4,716,779	17,486	0.49
Interest-free funds:
Noninterest-bearing deposits	4,363,925			3,414,106
Interest payable and other liabilities	50,469			46,175
Stockholders’ equity	1,113,762			1,037,912
Total interest free funds	5,528,156			4,498,193
Total liabilities and stockholders’ equity	$10,746,498			$9,214,972
Net interest income		$240,181			$227,630
Net interest spread			3.15%			3.36%
Effect of interest free funds			0.10%			0.22%
Net interest margin			3.25%			3.58%

For these computations, information is shown on a taxable-equivalent basis assuming a 21% tax rate.
(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income Statement Data
Net interest income	$80,190	$75,852	$239,759	$227,133
Provision for/(benefit from) credit losses	1,483	18,740	(8,466)	57,656
Securities transactions	150	—	417	(545)
Total noninterest income	39,786	34,575	124,339	101,802
Salaries and employee benefits	42,267	41,995	123,836	123,977
Total noninterest expense	70,214	66,083	209,200	192,119
Net income	38,750	20,890	129,462	64,228
Per Common Share Data
Net income – basic	$1.18	$0.64	$3.95	$1.97
Net income – diluted	1.16	0.63	3.88	1.94
Cash dividends	0.36	0.34	1.04	0.98
Performance Data
Return on average assets	1.37%	0.86%	1.61%	0.93%
Return on average stockholders’ equity	13.42	7.89	15.54	8.24
Cash dividend payout ratio	30.51	53.13	26.33	49.75
Net interest spread	2.98	3.27	3.15	3.36
Net interest margin	3.09	3.40	3.25	3.58
Efficiency ratio	58.52	59.84	57.46	58.41
Net charge-offs to average loans	0.01	0.03	0.08	0.05

Net Interest Income

For the three months ended September 30, 2021, net interest income, which is the Company’s principal source of operating revenue, increased $4.3 million or 5.7% compared to the three months ended September 30, 2020. Net interest income increased for the third quarter of 2021, as a result of an increase of $6.2 million in fee income from PPP loan forgiveness. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin for the third quarter of 2021 decreased compared to the third quarter of 2020. This decrease in margin was due to larger balances in interest-bearing deposits with banks during the quarter.

Net interest income for the nine months ended September 30, 2021 increased $12.6 million or 5.6% compared to the nine months ended September 30, 2020. Net interest income increased for the nine months ended September 30, 2021, as a result of an increase of $24.2 million in fee income from PPP loan forgiveness and the drop in average interest rates on deposits. As shown in the preceding table, the Company’s net interest margin for the nine months ended September 30, 2021 decreased compared to the nine months ended September 30, 2020, due to larger balances and lower average rates on interest-bearing deposits with banks during the period.

The Company’s net interest income and net interest margin have been, and the Company currently expects them to continue to be, impacted by the decreases in interest rates stemming from the Federal Reserve's response to the COVID-19 pandemic. Our expectation is that interest rates will increase slightly in the upcoming year.

Benefit from and Provision for Credit Losses

For the third quarter of 2021, the Company recorded a provision for credit losses of $1.5 million, compared to a provision for credit losses of $18.7 million for the third quarter of 2020. The Company’s provision for the third quarter of 2021 supported a stable reserve as COVID continues to impact some businesses in Oklahoma and Texas despite a decline in COVID cases. The elevated provision during the third quarter of 2020 was based on the Company’s evaluation of the level of uncertainty and lack of clarity of the timing of an end to the COVID-19 pandemic, as well as the magnitude of the government’s stimulus response to it. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $10,000 for the third quarter of 2021, compared to net loan charge-offs of $2.1 million for the third quarter of 2020. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a low level.

For the nine months ended September 30, 2021, the Company recorded a net benefit from reversal of provision for credit losses of $8.5 million compared to a provision for credit losses of $57.7 million for nine months ended September 30, 2020. Net loan charge-offs were $4.7 million, compared to $3.1 million for the same period of the prior year. The Company’s reversal of provision for the nine months ended September 30, 2021 was based on improvements in economic conditions and the Company’s outlook for certain economic indicators. The elevated provision during the nine months ended September 30, 2020 was based on the Company’s evaluation of the level of uncertainty and lack of clarity of the timing of an end to the COVID-19 pandemic, as well as the magnitude of the government’s stimulus response to it.

Noninterest Income

Noninterest income, as presented in the preceding table, increased by $5.2 million for the third quarter of 2021 compared to the third quarter of 2020. The increase in noninterest income was attributable to $2.9 million in rental income from other real estate property, a $2.1 million increase in income from debit card interchange fees and a $1.5 million increase in insurance commissions.

Noninterest income included non-sufficient funds fees totaling $6.8 million and $6.4 million for the three months ended September 30, 2021 and 2020, respectively. This represents 17.2% and 18.6% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $11.7 million and $9.7 million during the three months ended September 30, 2021 and 2020, respectively. This represents 29.5% and 27.9% of the Company’s noninterest income for the respective periods. For the third quarter of 2021 compared to the third quarter of 2020, government assistance funds that flowed into the market, including PPP loans and stimulus payments to households, increased both customer liquidity and interchange volume resulting in higher debit card interchange fees.

Noninterest income increased by $22.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in noninterest income was due to a purchase gain of $4.8 million associated with The First National Bank and Trust Company of Vinita, Oklahoma, a gain from the sale of the Company’s Hugo, Oklahoma branch of $2.5 million, a $7.3 million increase in income from debit card interchange fees, $7.5 million in rental income from other real estate property, and a $2.4 million increase in insurance commissions, which were partially offset by a $4.5 million decrease in income from sweep fees. In addition, the Company earned $5.7 million on the sale of loans for the nine months ended September 30, 2021 compared to $4.2 million for the nine months ended September 30, 2020. The income from sales of loans increased due to the increase in volume of mortgage loans originated because of record low mortgage rates.

Noninterest income included non-sufficient fund fees totaling $18.0 million and $19.7 million during the nine months ended September 30, 2021 and 2020, respectively. This represents 14.4% and 19.3% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $34.3 million and $27.0 million during the nine months ended September 30, 2021 and 2020, respectively. This represents 27.6% and 26.5% of the Company’s noninterest income for the respective periods. Government assistance funds that flowed into the market, including PPP loans and stimulus payments to households, increased both customer liquidity and interchange volume. This activity resulted in lower non-sufficient funds fees and higher debit card interchange fees for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Prior to the COVID-19 pandemic, there was minimal likelihood that the Company would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown dramatically beyond reasonably foreseeable levels. To the extent the COVID-19 pandemic and the effects of the aforementioned stimulus programs continue, it is likely the Company will exceed $10 billion in total assets at December 31, 2021. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this would trigger an approximate reduction of annual pretax income from debit card interchange fees of between $20 to $22 million beginning July 1, 2022. The Company is undergoing efforts through the use of our existing sweep product to reduce total assets below $10 billion at December 31, 2021, but the success of these efforts is uncertain.

Noninterest Expense

Noninterest expense, as presented in the preceding table, increased by $4.1 million for third quarter of 2021 compared to the third quarter of 2020. The increase in noninterest expenses was due to $2.0 million related to other real estate property operating costs and approximately $1.0 million in net occupancy and depreciation primarily from the Company’s move to its new corporate headquarters.

For the nine months ended September 30, 2021, noninterest expense increased by $17.1 million compared to the nine months ended September 30, 2020. The increase in noninterest expenses was due to approximately $6.6 million related to other real estate property operating costs, $4.0 million in acquisition related expenses, approximately $3.5 million in net occupancy and depreciation primarily from the Company’s move to its new corporate headquarters, and a $1.3 million increase in deposit insurance. The nine months ended September 30, 2020 included a $2.3 million gain on the sale of other real estate owned, compared to approximately $245,000 for the nine months ended September 30, 2021, that reduced noninterest expense.

Income Taxes

The Company’s effective tax rate was 19.7% for the third quarter of 2021, compared to 18.4% for the third quarter of 2020. The lower effective tax rate for the third quarter of 2020 was due to a greater effect of tax credits on lower reported income.

The Company’s effective tax rate on income before taxes was 20.8% for the nine months ended September 30, 2021, compared to 18.9% for the nine months ended September 30, 2020. The lower effective tax rate for the first nine months of 2020 was due to a greater effect of tax credits on lower reported income.

The reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Balance Sheet Data
Total assets	$11,302,771	$9,212,357
Total loans (net of unearned interest)	6,037,886	6,448,225
Allowance for credit losses	86,463	91,366
Debt securities	529,484	555,196
Deposits	9,992,044	8,064,704
Stockholders' equity	1,146,874	1,067,885
Book value per share	35.21	32.64
Tangible book value per share (non-GAAP)(1)	30.04	27.47
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,146,874	$1,067,885
Less goodwill	149,922	149,922
Less intangible assets, net	18,325	18,999
Tangible stockholders' equity (non-GAAP)	$978,627	$898,964
Common shares outstanding	32,572,217	32,719,852
Tangible book value per share (non-GAAP)	$30.04	$27.47
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	65.74%	78.28%
Average earning assets to total assets (year-to-date)	91.91	91.90
Average stockholders’ equity to average assets (year-to-date)	10.36	11.17
Asset Quality Data
Loans past due 90 days and still accruing	$5,186	$4,802
Nonaccrual loans (3)	26,607	37,545
Restructured loans	7,073	7,784
Total nonperforming and restructured loans	38,866	50,131
Other real estate owned and repossessed assets	39,060	32,480
Total nonperforming and restructured assets	77,926	82,611
Asset Quality Ratios:
Nonaccrual loans to total loans	0.44%	0.58%
Nonperforming and restructured loans to total loans	0.64	0.78
Nonperforming and restructured assets to total assets	0.69	0.90
Allowance for credit losses to total loans	1.43	1.42
Allowance for credit losses to nonperforming and restructured loans	222.46	182.26
Allowance for credit losses to nonaccrual loans	324.96	243.35
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

(3) Government Agencies guarantee approximately $3.1 million of nonaccrual loans at September 30, 2021.

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks increased by $2.5 billion or 154.2% to $4.1 billion, from December 31, 2020 to September 30, 2021. The increase was primarily related to the increase in deposits from PPP and other government stimulus payments.

Securities

At September 30, 2021, total debt securities decreased $25.7 million, or 4.6% compared to December 31, 2020. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on debt securities available for sale, before taxes, was $6.4 million at September 30, 2021, compared to a net unrealized gain of $9.9 million at December 31, 2020. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a gain of $4.9 million at September 30, 2021 and a gain of $7.4 million at December 31, 2020.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

Loans

At September 30, 2021, total loans decreased $410.3 million or 6.4% compared to December 31, 2020. The decrease in loans resulted from a net decrease of approximately $451.5 million in PPP loans and the sale of approximately $21 million of loans from the Company’s Hugo, Oklahoma branch along with pay downs on loans. The decrease in loans were partially offset by the Company’s purchase of approximately $149 million in loans, from The First National Bank and Trust Company of Vinita, Oklahoma. At September 30, 2021, the balance of total PPP loans was $201.2 million, net of unamortized processing fees of $6.7 million.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s loan portfolio segments.

Allowance for Credit Losses

On January 1, 2020, the Company adopted ASC 326, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL. The decrease in the allowance for credit loss during 2021 was primarily driven by a reversal of provision during the second quarter of 2021, and a lower provision in the third quarter of 2021 based on sustained improvements in the economy, both nationally and in Oklahoma and Texas, which reduced the amount of expected credit loss within the loan portfolio. This reduction was partially offset by additional allowance for credit loss required by newly acquired loans purchased with credit deterioration.

Nonaccrual and Restructured Assets

At September 30, 2021, nonperforming and restructured assets decreased $4.7 million to $77.9 million compared to December 31, 2020. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.69% of total assets at September 30, 2021 and 0.90% of total assets at December 31, 2020.

Nonaccrual loans totaled $26.6 million at September 30, 2021, compared to $37.5 million at December 31, 2020. At September 30, 2021, the Company’s nonaccrual loans decreased $10.9 million from December 31, 2020, due to resolutions of several loans, which were offset by $7.2 million of nonaccrual loans acquired from The First National Bank and Trust Company of Vinita, Oklahoma. The Company’s nonaccrual loans are primarily commercial and agricultural non-real estate and farmland. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.7 million for the nine months ended September 30, 2021 and $2.1 million for the nine months ended September 30, 2020. Only a small amount of this interest is expected to be ultimately collected. Approximately $3.1 million of nonaccrual loans were guaranteed by government agencies at September 30, 2021.

Restructured loans totaled $7.1 million at September 30, 2021 compared to $7.8 million at December 31, 2020. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections declines. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for credit losses. At September 30, 2021, the allowance for credit losses as a percentage of nonperforming and restructured loans was 222.46%, compared to 182.26%, at December 31, 2020. The level of nonperforming loans and credit losses could rise over time as a result of adverse economic conditions.

Other real estate owned (OREO) and repossessed assets totaled $39.1 million at September 30, 2021, compared to $32.5 million at December 31, 2020. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. At September 30, 2021, the Company’s OREO increased $6.8 million from December 31, 2020, and included approximately $4.0 million from the repossession of one commercial real estate property, $2.4 million from the decommissioning of the Company’s previous headquarters, and approximately $600,000 acquired from The First National Bank and Trust Company of Vinita, Oklahoma. As of both September 30, 2021 and December 31, 2020, other real estate owned included a commercial real estate property recorded at approximately $28 million. Other real estate owned and repossessed assets are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $168.2 million and $168.9 million at September 30, 2021 and December 31, 2020, respectively.

On May 20, 2021, the Company recorded a core deposit intangible of approximately $1.7 million because of the purchase of assets and assumption of liabilities from The First National Bank and Trust Company of Vinita, Oklahoma. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

Other assets includes the cash surrender value of key-man life insurance policies totaling $82.1 million at September 30, 2021 and $80.7 million at December 31, 2020.

Equity securities are reported in other assets on the balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $23.5 million at September 30, 2021 and $21.2 million at December 31, 2020. The Company reviews its portfolio of equity securities for impairment at least quarterly. The balance of these equity securities included equity interests of previous borrowers in the oil and gas industry, which were received through bankruptcy proceedings, which totaled approximately $13.1 million at September 30, 2021 and approximately $11.1 million at December 31, 2020.

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

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains federal funds lines of credit with other banks and could utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Deposits

At September 30, 2021, deposits totaled $10.0 billion, an increase of $1.9 billion or 23.9% from the December 31, 2020 total. The increase in deposits was primarily related to deposits of proceeds from the PPP and other government stimulus payments. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.5% at September 30, 2021 and 98.2% at December 31, 2020. Noninterest-bearing deposits to total deposits were 46.0% at September 30, 2021, compared to 47.0% at December 31, 2020.

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

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $3.5 million at September 30, 2021, compared to $1.1 million at December 31, 2020.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $862.4 million, are pledged as collateral for the borrowings under the line of credit. As of September 30, 2021 and December 31, 2020, the Company had no advances outstanding under the line of credit from FHLB.

Capital Resources

Stockholders’ equity totaled $1.1 billion at both September 30, 2021 and December 31, 2020. In addition to net income of $129.5 million, other changes in stockholders’ equity during the nine months ended September 30, 2021 included $1.7 million related to common stock issuances and $1.6 million related to stock-based compensation, that were partially offset by $34.1 million in dividends, $11.7 million from the repurchase of the Company's stock, $5.5 million from settlement of options in cash, and a $2.6 million decrease in other comprehensive income. The Company’s leverage ratio and total risk-based capital ratios at September 30, 2021, were well in excess of the regulatory requirements.

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

Item 1A. Risk Factors.

Except as set forth below, as of September 30, 2021, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020:

The Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets and limits what these banks may charge for debit card interchange fees. At December 31, 2020, the Company’s assets did not exceed $10 billion, but at September 30, 2021 the Company’s assets did exceed $10 billion. Prior to the COVID-19 pandemic, there was minimal likelihood that the Company would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown dramatically beyond reasonably foreseeable levels. To the extent the COVID-19 pandemic and the effects of the aforementioned stimulus programs continue, it is likely the Company will exceed $10 billion in total assets at December 31, 2021. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this would trigger an approximate reduction of annual pretax income from debit card interchange fees of between $20 to $22 million beginning July 1, 2022. The Company is undergoing efforts through the use of our existing sweep product to reduce total assets below $10 billion at December 31, 2021, but the success of these efforts is uncertain.

On November 5, 2021, the Occupational Safety and Health Administration issued an interim final rule that requires employers with 100 or more employees to develop, to implement and to enforce a mandatory COVID-19 vaccination policy, unless unvaccinated employees comply with masking and testing requirements. Such requirements are currently scheduled to be effective on January 4, 2022. The Company is evaluating the effect of such mandate on its workforce, but is concerned that, if the mandate becomes effective, it may have a material adverse effect on employee retention and morale.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 31, 2021.

				Maximum
			(1)	Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased	Paid Per Share	Announced Plan	End of the Period
July 1, 2021 to July 31, 2021	—	$—	—	62,782
August 1, 2021 to August 31, 2021	—	—	—	62,782
September 1, 2021 to September 30, 2021	212,296	54.94	212,296	500,486

(1) In November 1999, the Company adopted the Stock Repurchase Program (the “SRP”). The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. During September 2021, the SRP was amended to permit the repurchase of an additional 650,000 shares.

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

3.1	Amended and Restated By-Laws of BancFirst Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 27, 2021 and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of BancFirst Corporation dated August 5, 2021. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1 and 3.2 above).
4.2	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).
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

10.10

Amended and Restated BancFirst Corporation Stock Option Plan. (filed as exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021 and incorporated herein by reference).

10.11

Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan. (filed as exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021 and incorporated herein by reference).

10.12

Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan. (filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021 and incorporated herein by reference).

10.13	Subordinated Note Purchase Agreement. (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated June 17, 2021 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: November 5, 2021	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)