Form 10-K
period 2021-12-31
BANCFIRST CORP /OK/
filed 2022-02-25
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to____

Commission file number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

oklahoma	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. Broadway Ave., Oklahoma City, Oklahoma 73102

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2021 was approximately $1,212,712,989.

As of January 31, 2022, there were 32,630,638 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders of the registrant (the “2022 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

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

The Company was incorporated as United Community Corporation in July 1984 to become a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years, the Company acquired additional banks and bank holding companies, and in November 1988, the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. The Company currently has 108 banking locations serving 59 communities throughout Oklahoma and 3 banking locations in Dallas, Texas.

BancFirst’s strategy focuses on providing a full range of commercial banking services to retail customers and small to medium-sized businesses in both the non-metropolitan trade centers and cities in the metropolitan statistical areas of Oklahoma. BancFirst operates as a “super community bank”, managing its community banking offices on a decentralized basis, which permits them to be responsive to local customer needs. Underwriting, funding, customer service and pricing decisions are made by presidents in each market within BancFirst’s strategic parameters. At the same time, BancFirst generally has a larger lending capacity, broader product line and greater operational scale than its principal competitors do in the non-metropolitan market areas (which typically are independently owned community banks). In the metropolitan markets served by BancFirst, the Company’s strategy is to focus on the needs of local businesses that seek more responsive services than are available at larger institutions.

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

BancFirst has the following principal subsidiaries: Council Oak Investment Corporation, a small business investment corporation, Council Oak Real Estate, Inc., a real estate investment company, BancFirst Agency, Inc., a credit life insurance agency, BFC-PNC, LLC and BF Brazito, LLC, both operating subsidiaries to hold other real estate owned, BFTower, LLC (which owns a 49% ownership interest in SFPG, LLC, a parking garage, and a 50% ownership interest in ParcFirst@Bricktown, LLC, a surface parking lot). All of these companies are Oklahoma corporations.

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

Human Capital Resources

As of December 31, 2021, the Company employed 1,948 full time equivalent employees. None of its employees are represented by collective bargaining agreements. The Company views its employees as a differentiator, enabling the Company to meet customers’ needs through highly trained and motivated employees. The Company’s approach to human capital resources focuses on objectives that include, but are not limited to, providing fair and equitable compensation, training employees to reach heightened skill sets and standards of motivation, identifying and developing the proficiencies of all employees, and enhancing ongoing diversity, equity, and inclusion initiatives.

The Company recognizes the importance of maintaining a culture of feedback and employee recognition, and asks its supervisors to focus on ensuring that the Company’s employees feel a sense of belonging at work, fostering peer-to-peer connections and appropriate subordinate/supervisor relationships and communications. The Company provides its employees with competitive compensation and benefits packages. The Company encourages its employees to be alert for opportunities to improve quality and efficiency. In addition, the Company affords its employees opportunities to learn how their work fits into the bigger picture and to gain a deeper appreciation for how they are making an impact within and outside the Company. Training resources and educational assistance are readily available, and the Company strives to promote, where practical, from within the Company. The Company identifies high potential candidates and provides specifically tailored plans for actualizing their development goals and career trajectories.

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

Management believes BancFirst is in an advantageous competitive position operating as a “super community bank.” Under this strategy, BancFirst provides a broad line of financial products and services for small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full-service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables BancFirst to develop long-term customer relationships, maintain high-quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and do not offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, BancFirst’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits within the state of Oklahoma was 6.92% as of June 30, 2021 and 6.83% as of June 30, 2020.

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

Operating Segments

The Company has five principal business units: metropolitan banks, community banks, Pegasus Bank, other financial services and executive operations and support. For more information on the Company’s Operating Segments, see Note (23), “Segment Information,” to the Company’s Consolidated Financial Statements.

Control of Company

Affiliates of the Company beneficially own approximately 40% of the outstanding shares of the Company’s common stock as of January 31, 2022. Under the Company’s Bylaws, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, while the Company’s affiliates do not have legal control, i.e., a majority of the outstanding shares of common stock, they have effective control of the Company.

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

The Company believes that, as of December 31, 2021, both BancFirst and Pegasus Bank were “well capitalized” based on the ratios provided in Note (15), “Stockholders’ Equity,” in the notes to consolidated financial statements included in Item 8.

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

The Company’s FDIC insurance expense totaled $3.5 million, $2.1 million and $1.1 million in 2021, 2020 and 2019, respectively. FDIC insurance expense includes deposit insurance assessments as well as Financing Corporation (“FICO”) assessments. All FDIC-insured depository institutions were required to pay an annual FICO assessment to provide funds for the payment of interest on bonds issued by FICO during the 1980s to resolve the thrift bailout. The final collection of FICO assessments was in March 2019.

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

Cybersecurity

Federal regulators have issued statements regarding cybersecurity. Financial institutions are expected to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures, to reliably authenticate customers accessing internet-based services of the financial institution. Management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Failure to observe the regulatory guidance could subject the Company, BancFirst and Pegasus Bank to various regulatory sanctions, including financial penalties.

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

In November 2021, federal banking regulators, including the Federal Reserve Board and the FDIC, issued a final rule to improve the sharing of information about cyber incidents, compliance is required by May 1, 2022. Under the final rule a banking organization’s primary federal regulator must receive notification as soon as possible and no later than 36 hours after the banking organization determines that a significant computer-security incident, known as a “notification incident,” has occurred. Further, the final rule separately requires a bank service provider to notify each of its affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account the CRA rating when considering approval of a proposed transaction. During its last examination in 2021, a rating of “satisfactory” was received by BancFirst. During its last examination in 2021, a rating of “satisfactory” was received by Pegasus Bank. In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. The Company will continue to evaluate the impact of any changes to the regulations implementing the CRA.

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

100 N. Broadway Ave.

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

Recent years have been marked by significant volatility in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Oklahoma-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. At one point during 2020, the price per barrel of crude was trading below zero. As of December 31, 2021, the price per barrel of crude oil was approximately $73 compared to a high of over $100 in 2014. If oil prices drop below the marginal cost of production for an extended period, we would expect to experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the energy producing economies and, in particular, the economies of states such as Oklahoma, where the energy industry is a significant driver of economic activity. Although as of December 31, 2021, oil and gas loans comprised approximately 6.95% of our loan portfolio, the impact of lower oil prices could have an indirect impact on our other loan portfolio segments, for example, commercial real estate (“CRE”).

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate constitute a significant portion of our loan portfolio. At December 31, 2021, this percentage was approximately 62%. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for credit losses. In addition, because one to four family residential and commercial real estate loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

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

We are unable to predict with a high level of confidence how the Coronavirus Disease 2019 (“COVID-19”) pandemic will affect our business. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in closures of many businesses. As a result, the demand for our products and services may be significantly impacted. Furthermore, the COVID-19 pandemic has influenced and could further influence the recognition of credit losses in our loan portfolios and has increased and could further increase our allowance for credit losses, particularly if businesses remain closed or otherwise adversely affected for an extended period of time, or even permanently. In addition, we were a lender for the Paycheck Protection Program ("PPP") of the SBA that was created in response to the pandemic. Through December 31, 2021, we approved 15,592 PPP loans with a balance totaling $1.3 billion with a remaining balance of approximately $80.4 million, net of unamortized processing fees of $2.0 million. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.

In addition, due to the impacts of the COVID-19 pandemic, the Company had approximately $53.9 million in modified loans, most of which are secured by commercial real estate, as of December 31, 2021. These modifications were undertaken in response to Section 4013 of the Coronavirus Aid, Relief and Economic Security ("CARES") Act and the regulatory intent outlined in the Interagency

Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity. However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately not be collected in full. The timing and extent of such consequences are impossible to ascertain at this time and are dependent on the duration of the COVID-19 pandemic, the level and success of the government’s economic stimulus, and further regulatory guidance.

Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response. Additionally, the economic pressures contributed to an increased provision for credit losses for 2020. We continue to monitor the impact of the COVID-19 pandemic closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results going forward is highly uncertain.

The national public health crisis arising from the COVID-19 pandemic (and public expectations about it), combined with other factors, including, but not limited to, inflation, labor shortages and related pressure on employee compensation, supply chain disruption and further energy price volatility, could again destabilize the financial markets and geographies in which we operate and have an adverse effect on our business.

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

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Rapid, significant technological changes continue to confront the payments industry. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions for processing electronic payment transactions. These include developments in smart cards, e-commerce, mobile and radio frequency and proximity payment devices, such as contactless cards. Ongoing or increased competition in payment processing may restrict our ability to generate interchange revenue in the future. For the year ended December 31, 2021, debit card interchange revenue represented 27.1% of our noninterest income.

Consumer protection laws and the Durbin Amendment may reduce our noninterest income.

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge non-sufficient funds ("NSF") fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees, which represented 14.7% of our noninterest income for the year ended December 31, 2021. Violations of applicable consumer protection laws could result in enforcement actions and significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. In addition, we are subject to political pressures that could limit our ability to charge for NSF and overdraft fees.

In addition, the Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets and limits these banks on what they charge for debit card interchange fees. If the Company’s assets exceed $10 billion, the Durbin Amendment will reduce the Company’s income from debit card interchange fees by approximately $22 to $24 million annually in subsequent years based on current volume.

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

Our directors and executive officers, as a group, beneficially owned approximately 35% of our outstanding common stock as of January 31, 2022. As a result of their ownership, the directors and executive officers have the ability for all practical purposes, by voting their shares in concert, to control the outcome of any matter submitted to our stockholders for approval, including the election of directors, which requires only a majority vote. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal offices of the Company are located at 100 North Broadway Ave., Oklahoma City, Oklahoma 73102.

The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank and 107 additional BancFirst branches in Oklahoma. The Company also owns properties in Oklahoma for future expansion. There are no significant encumbrances on any of these properties.

The Company’s wholly-owned subsidiary, Pegasus Bank has three banking locations in Dallas Texas. The main bank is located at 4515 W Mockingbird Ln, Dallas, TX 75209

(See Note 6 - “Premises and Equipment, Net and Other Assets” to the Consolidated Financial Statements for further information on the Company’s properties).

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

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

The Company’s Common Stock is listed on the NASDAQ Global Select Market System (“NASDAQ/GS”) and is traded under the symbol “BANF”. As of January 31, 2022, there were 253 holders of record of our Common Stock. At that date, there were approximately 7,400 beneficial owners of our Common Stock.

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

Stock Repurchases

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. During September 2021, the SRP was amended to permit the repurchase of an additional 650,000 shares. At December 31, 2021, up to 500,486 shares could be repurchased under the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

No purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2021.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2021 is presented in the table below. All of the Company’s stock-based compensation plans have been approved by the Company’s stockholders. Additional information regarding stock-based compensation plans is presented in Note (13) – Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,456,004	$39.85	232,625

Performance Graph

The Company’s performance graph is incorporated by reference from “Company Performance” contained on the last page of this 10-K report.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2021. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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
•
Political pressures could limit our ability to charge for NSF and overdraft fees.
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

THE COVID-19 PANDEMIC

The COVID-19 pandemic and actions taken in response to it have negatively impacted the global economy and all financial markets since March 31, 2020. Although the Company is not able to estimate the impact of the COVID-19 pandemic and the resultant economic circumstances on a long-term basis at this time, the COVID-19 pandemic could materially affect the Company’s financial and operational results. The Company is closely monitoring its loan portfolio for effects related to COVID-19. See Item 1.A. Risk Factors for further discussion.

SUMMARY

The Company’s net income for 2021 was $167.6 million, or $5.03 per diluted share, compared to $99.6 million, or $3.00 per diluted share for 2020. The results for 2021 included a net benefit from reversal of provisions for credit losses of $8.7 million compared to a provision for credit losses of $62.6 million for the year-ended December 31, 2020.

In 2021, net interest income was $315.7 million, compared to $306.7 million in 2020. Net interest income increased in 2021 due to an increase in PPP fee income of approximately $20.9 million and a decrease in interest rates paid on deposits. The Company’s net interest margin decreased to 3.15% for 2021, compared to 3.57% for 2020. The Company recorded a net benefit from reversal of provisions for credit losses of $8.7 million in 2021 compared to a provision for credit losses of $62.6 million in 2020. The reversal of provisions for credit losses in 2021 related to a more benign credit environment than envisioned at the beginning of the year. The ratio of net charge-offs to average loans for 2021 was 0.11%, compared to 0.35% for 2020. Noninterest income totaled $170.0 million in 2021 compared to $137.2 million in 2020. The increase in noninterest income was mostly attributable to a bargain purchase gain of $4.8 million associated with The First National Bank and Trust Company of Vinita, Oklahoma, a gain from the sale of the Company’s Hugo, Oklahoma branch of $2.5 million, $3.3 million of income resulting from the application of equity method accounting related to an equity interest received in the process of a loan collection, $10.3 million in rental income from other real estate property, a $9.1 million increase in income from debit card interchange fees, and a $2.7 million increase in insurance commissions. Noninterest income was partially offset by a $4.7 million decrease in income from sweep fees. Noninterest expense was $286.0 million in 2021 compared to $257.7 million in 2020. The increase in noninterest expense in 2021 was due to the increase in salaries and employee benefits of approximately $2.0 million, approximately $8.9 million related to other real estate property operating costs, $4.8 million in acquisition related expenses, approximately $4.4 million in net occupancy and depreciation primarily from the Company’s move to its new corporate headquarters, $3.1 million amortization of investment in tax credits, $1.1 million incentive to customers that participated in the year-end sweep program and a $1.4 million increase in deposit insurance.

The Company’s assets at year-end 2021 totaled $9.4 billion, an increase of $193.3 million from December 31, 2020. Loans totaled $6.2 billion a decrease of $254.0 million from year-end 2020 due to payoffs of approximately $572.3 million in PPP loans, which were partially offset by approximately $126 million of acquired loans from the First National Bank and Trust Company of Vinita, Oklahoma. Absent PPP loans and acquired loans, the Company’s loans increased $213.1 million or 3.7% in 2021. Total deposits were $8.1 billion at December 31, 2021 an increase of $27.2 million from December 31, 2020. The increase in assets and deposits was predominantly related to government stimulus payments. At December 31, 2021, the remaining balance of PPP loans held by the Company was $80.4 million, net of unamortized processing fees of $2.0 million, compared to $652.7 million, net of unamortized processing fees of $14.5 million at December 31, 2020. The Company’s total stockholders’ equity was $1.2 billion, an increase of $103.8 million over December 31, 2020. Off-balance sheet sweep accounts totaled $5.1 billion at December 31, 2021, which included a temporary sweep amount of approximately $2.3 billion, compared to a sweep account total of $2.8 billion at December 31, 2020. Our sweep accounts affect the balances of our year-end assets and deposits.

Nonaccrual loans represented 0.34% of total loans at December 31, 2021, down from 0.58% at December 31, 2020. The allowance for credit losses to total loans was 1.36% at December 31, 2021, compared to 1.42% at December 31, 2020. The allowance for credit losses to nonaccrual loans was 401.76% at December 31, 2021 compared to 243.35% at December 31, 2020. At December 31, 2021, the Company’s nonaccrual loans were $20.9 million compared to $37.5 million at year-end 2020. At December 31, 2021, the Company’s other real estate owned (OREO) increased $7.3 million from December 31, 2020.

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

Allowance for Credit losses

On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, which replaced the incurred loss methodology for determining its provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as ("CECL"). The allowance for credit losses is management’s estimate of the expected credit losses on financial assets measured at amortized cost.

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

The evaluation of intangible assets and goodwill for the year ended December 31, 2021 and 2020 resulted in no impairments.

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

The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the period of time the security has been in an unrealized loss position, and performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2021 and December 31, 2020 over 95% of the available for sale debt securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies. The Company does not consider the unrealized position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material.

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

Segment Information

See Note (23) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s operating business segments.

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
Taxable Equivalent Basis
(Dollars in thousands)

	December 31, 2021			December 31, 2020			December 31, 2019
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$6,220,192	$316,618	5.09%	$6,432,455	$312,514	4.85%	$5,273,632	$292,152	5.54%
Debt securities – taxable	538,157	6,327	1.18	556,931	8,591	1.54	588,207	13,308	2.26
Debt securities – tax exempt	11,372	258	2.27	28,969	616	2.12	20,219	580	2.87
Federal funds sold and interest-bearing deposits with banks	3,268,443	4,366	0.13	1,562,383	6,049	0.39	1,455,799	31,372	2.15
Total earning assets	10,038,164	327,569	3.26	8,580,738	327,770	3.81	7,337,857	337,412	4.60
Nonearning assets:
Cash and due from banks	271,004			220,995			180,339
Interest receivable and other assets	694,191			611,966			500,487
Allowance for credit losses	(88,028)			(76,501)			(53,975)
Total nonearning assets	877,167			756,460			626,851
Total assets	$10,915,331			$9,337,198			$7,964,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$848,535	$634	0.07%	$744,632	$940	0.13%	$751,140	$2,573	0.34%
Savings deposits	3,736,901	4,055	0.11	3,273,903	9,385	0.29	2,782,086	39,170	1.41
Time deposits	654,801	3,543	0.54	695,637	8,147	1.17	690,636	10,995	1.59
Short-term borrowings	2,608	2	0.08	2,745	8	0.30	1,458	32	2.19
Long-term borrowings	—	—	—	1,107	—	—	—	—	—
Subordinated debt	56,793	3,130	5.51	26,804	1,966	7.31	26,804	1,966	7.34
Total interest-bearing liabilities	5,299,638	11,364	0.21	4,744,828	20,446	0.43	4,252,124	54,736	1.29
Interest-free funds:
Noninterest-bearing deposits	4,437,352			3,503,187			2,709,510
Interest payable and other liabilities	52,069			46,048			42,219
Stockholders’ equity	1,126,272			1,043,135			960,855
Total interest free funds	5,615,693			4,592,370			3,712,584
Total liabilities and stockholders’ equity	$10,915,331			$9,337,198			$7,964,708
Net interest income		$316,205			$307,324			$282,676
Net interest spread			3.05%			3.38%			3.31%
Effect of interest free funds			0.10%			0.19%			0.54%
Net interest margin			3.15%			3.57%			3.85%
For these computations, information is shown on a taxable-equivalent basis assuming a 21% tax rate.
(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis

The following table depicts, for the periods indicated, selected income statement data and other selected data:

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	At and for the Year Ended December 31,
	2021	2020	2019
Income Statement Data
Net interest income	$315,657	$306,668	$281,921
(Benefit from) provision for credit losses	(8,690)	62,648	8,287
Noninterest income	170,032	137,222	137,229
Noninterest expense	285,981	257,730	241,301
Net income	167,630	99,586	134,879
Per Common Share Data
Net income – basic	$5.12	$3.05	$4.13
Net income – diluted	5.03	3.00	4.05
Cash dividends	1.40	1.32	1.24
Selected Financial Ratios
Performance ratios:
Return on average assets	1.54%	1.06%	1.69%
Return on average stockholders’ equity	14.88	9.52	14.04
Cash dividends payout ratio	27.34	43.28	30.02
Net interest spread	3.05	3.38	3.31
Net interest margin	3.15	3.57	3.85
Efficiency ratio	58.88	58.06	57.57

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased in 2021 by $9.0 million, to a total of $315.7 million, compared to an increase of $24.7 million in 2020. Net interest income increased in 2021 as a result of an increase of $20.9 million in fee income from PPP loan forgiveness and the drop in average interest rates on deposits, offset by average rates on loans. Net interest income increased in 2020 due to a full year of net interest income from Pegasus Bank, loan growth, PPP fee income of approximately $15.5 million and a decrease in interest rates paid on deposits.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin decreased in 2021, compared to 2020, due to larger balances and lower average rates on interest-bearing deposits with banks during the year. The decrease in net interest margin in 2020 was due to the lower average rates on federal funds and securities during the year.

The Company’s net interest income and net interest margin have been, and the Company currently expects them to continue to be, impacted by the decreases in interest rates stemming from the Federal Reserve Federal Reserve's response to the COVID-19 pandemic. Our expectation is that interest rates will increase slightly in the upcoming year.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2021 and 2020. See “Maturity and Rate Sensitivity of Loans” for additional discussion.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2021			Change in 2020
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$4,104	$(7,641)	$11,745	$20,362	$67,533	$(47,171)
Investments—taxable	(2,264)	(361)	(1,903)	(4,717)	(677)	(4,040)
Investments—tax exempt	(358)	(402)	44	36	638	(602)
Interest-bearing deposits with banks and federal funds sold	(1,683)	6,663	(8,346)	(25,323)	2,351	(27,674)
Total interest income	(201)	(1,741)	1,540	(9,642)	69,845	(79,487)
Interest Expense:
Transaction deposits	(306)	273	(579)	(1,633)	431	(2,064)
Savings deposits	(5,330)	1,025	(6,355)	(29,785)	5,124	(34,909)
Time deposits	(4,604)	(500)	(4,104)	(2,848)	(439)	(2,409)
Short-term borrowings	(6)	—	(6)	(24)	28	(52)
Subordinated debt	1,164	(1)	1,165	—	—	—
Total interest expense	(9,082)	797	(9,879)	(34,290)	5,144	(39,434)
Net interest income	$8,881	$(2,538)	$11,419	$24,648	$64,701	$(40,053)
(1) The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Benefit from and Provision for Credit Losses

As shown in the selected consolidated financial table above, the Company recorded a net benefit from reversal of provision for credit losses for 2021, compared to a provision for credit losses for 2020 and 2019. The Company’s reversal of provision for 2021 was based on improvements in economic conditions and the Company’s outlook for certain economic indicators. The increase in the provision in 2020 was related to reserve build up for expected credit losses stemming from the COVID-19 pandemic and low energy prices. The Company’s provision in 2020 was based on the Company’s evaluation of the level of uncertainty and lack of clarity of the timing of an end to the COVID-19 pandemic, as well as the magnitude of the government’s stimulus response to it. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $7.0 million for 2021 compared to $22.8 million for 2020 and $5.4 million for 2019. The net charge-offs equated to 0.11%, 0.35% and 0.10% of average loans for 2021, 2020 and 2019, respectively. Net charge-offs were higher in 2020 primarily due to three loans. The rate of net charge-offs to average total loans continues to be at a low level. A more detailed discussion of the allowance for credit losses is provided under “Loans.”

Noninterest Income

Noninterest income is shown in the selected consolidated financial table above. Total noninterest income increased in 2021. The increase in noninterest income was mostly attributable to a bargain purchase gain of $4.8 million associated with The First National Bank and Trust Company of Vinita, Oklahoma, a gain from the sale of the Company’s Hugo, Oklahoma branch of $2.5 million, $3.3 million of income resulting from the application of equity method accounting related to an equity interest received in the process of a loan collection, $10.3 million in rental income from other real estate property, a $9.1 million increase in income from debit card interchange fees, and a $2.7 million increase in insurance commissions. Noninterest income was partially offset by a $4.7 million decrease in income from sweep fees. The Company’s operating noninterest income has generally increased due to enhanced product lines, acquisitions and internal deposit growth.

The Company earned $7.3 million on the sale of loans in 2021 compared $6.1 million in 2020 and $3.4 million in 2019. The income from sales of loans increased in 2021 due to the increase in the volume of mortgage loans originated because of record low mortgage rates. The Company expects sales from mortgage loans during 2022 to be less than in 2021 due to the expected increase in interest rates.

The Company recognized a net gain of $1.0 million during 2021, a net loss of $389,000 during 2020, and a net gain of $812,000 during 2019, due to transactions of equity securities. These losses and gains were due to the Accounting Standard Update 2016-01, which requires the change in fair value of equity securities to be recognized through net income. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold debt securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost.

The Company had non-sufficient funds fees totaling $25.0 million, $26.6 million and $33.5 million in 2021, 2020 and 2019, respectively. This represents 14.7%, 19.4%, and 24.4% of the Company’s noninterest income for the years 2021, 2020 and 2019, respectively. In addition, the Company had debit card interchange fees totaling $46.0 million, $36.9 million and $33.9 million for the years 2021, 2020 and 2019, respectively. This represents 27.1%, 26.9% and 24.7% of the Company’s noninterest income for the years 2021, 2020 and 2019, respectively. For 2021 compared to 2020, government assistance funds that flowed into the market, including PPP loans and stimulus payments to households, increased both customer liquidity and interchange volume resulting in higher debit card interchange fees and lower non-sufficient funds fees.

The Company is subject to political pressures that could limit our ability to charge for NSF and overdraft fees. The Company cannot estimate the impact of possible changes to our fees at this time.

Prior to the COVID-19 pandemic, there was minimal likelihood that the Company would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown dramatically beyond reasonably foreseeable levels. To the extent the COVID-19 pandemic and the effects of the aforementioned stimulus programs continue, it is likely the Company will exceed $10 billion in total assets at December 31, 2022. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this would trigger an approximate reduction of annual pretax income from debit card interchange fees of between $22 to $24 million beginning July 1, 2023. The Company will consider the use of our existing sweep product to reduce total assets below $10 billion at December 31, 2022.

Noninterest Expense

Total noninterest expense increased by $28.3 million, or 11.0% to $286.0 million for 2021. This compares to an increase of $16.4 million, or 6.8%, for 2020. The increase in noninterest expense in 2021 was due to the increase in salaries and employee benefits of approximately $2.0 million, approximately $8.9 million related to other real estate property operating costs, $4.8 million in acquisition related expenses, approximately $4.4 million in net occupancy and depreciation primarily from the Company’s move to its new corporate headquarters, $3.1 million amortization of investment in tax credits, $1.1 million incentive to customers that participated in the year-end sweep program and a $1.4 million increase in deposit insurance. The increase in noninterest expense in 2020 was due to a full year of noninterest expenses of Pegasus Bank, which added approximately $9.0 million. In addition, noninterest expense increased in 2020 due to COVID-19 pandemic related salary expenses, net occupancy and depreciation from the Company’s new corporate headquarters, and acquisition expense related to the purchase of assets from Citizens, partially offset by $2.4 million in gains on sales of property carried in other real estate owned and a decrease in marketing and business promotions.

Noninterest expense included deposit insurance expense, which totaled $3.5 million for the year ended December 31, 2021, compared to $2.1 million for the year ended December 31, 2020 and $1.1 million for the year ended December 31, 2019. Deposit insurance expense was lower for the year ended December 31, 2019 due to a one-time credit given by the FDIC in 2019 upon reaching a reserve ratio in the insurance fund.

Income Taxes

Income tax expense totaled $40.8 million in 2021, compared to $23.9 million in 2020 and $34.7 million in 2019. The effective tax rates for 2021, 2020 and 2019 were 19.6%, 19.4% and 20.5% respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

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

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)
	At and for the Year Ended December 31,
	2021	2020
Balance Sheet Data
Total assets	$9,405,612	$9,212,357
Debt securities	534,500	555,196
Total loans (net of unearned interest)	6,194,218	6,448,225
Allowance for credit losses	83,936	91,366
Deposits	8,091,914	8,064,704
Subordinated debt	85,987	26,804
Stockholders’ equity	1,171,734	1,067,885
Book value per share	35.94	32.64
Tangible book value per shares (non-GAAP)(1)	30.80	27.47
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders’ equity	$1,171,734	$1,067,885
Less goodwill	149,922	149,922
Less intangible assets, net	17,566	18,999
Tangible stockholders' equity (non-GAAP)	$1,004,246	$898,964
Common shares outstanding	32,603,118	32,719,852
Tangible book value per share (non-GAAP)	$30.80	$27.47
Selected Financial Ratios
Performance Ratios:
Return on average assets	1.54%	1.06%
Return on average stockholders' equity	14.88	9.52
Cash dividends payout ratio	27.34	43.28
Net interest spread	3.05	3.38
Net interest margin	3.15	3.57
Efficiency ratio	58.88	58.06
Balance Sheet Ratios:
Average loans to deposits	64.27%	78.28%
Average earning assets to total assets	91.96	91.90
Average stockholders’ equity to average assets	10.32	11.17
Asset Quality Ratios:
Nonaccrual loans to total loans	0.34%	0.58%
Nonperforming and restructured loans to total loans	0.48	0.78
Nonperforming and restructured assets to total assets	0.73	0.90
Allowance for credit losses to total loans	1.36	1.42
Allowance for credit losses to nonperforming and restructured loans	284.33	182.26
Allowance for credit losses to nonaccrual loans	401.76	243.35
Net charge-offs to average loans	0.11	0.35

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

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in a low overnight funds rate, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period, which was 0.25% during 2021 and decreased 1.50% during 2020 from 1.75% to 0.25%.

The amount of cash, federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold increased $433.9 million from December 31, 2020 to December 31, 2021. The increase was primarily related to the increase in deposits from PPP and other government stimulus payments.

Securities

For the year ended December 31, 2021, total debt securities decreased $20.7 million, or 3.7%, to $534.5 million. Debt securities available for sale represented 99.4% of the total debt securities portfolio at December 31, 2021, compared to 99.5% of total debt securities portfolio at December 31, 2020. Debt securities available for sale had a net unrealized gain of $2.8 million at December 31, 2021, compared to a net unrealized gain of $9.9 million at December 31, 2020. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a gain of $2.2 million and a gain of $7.4 million for December 31, 2021 and 2020, respectively.

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

Management has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, the Company also has the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. As of December 31, 2021, the Company had net unrealized gains largely due to decreases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decline. Furthermore, as of December 31, 2021, management had no intent or requirement to sell before the recovery of the unrealized loss.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

WEIGHTED AVERAGE YIELD OF DEBT SECURITIES

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at December 31, 2021. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds. For the interest rate sensitivity of debt securities see the table in item 7A.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
Mortgage-backed securities	$10	4.46%	$22	6.67%	$—	—%	$—	—%	$32	5.85%
State and political subdivisions	575	2.69	1,870	1.96	—	—	—	—	2,445	2.13
Other securities	—	—	500	0.10	—	—	—	—	500	0.10
Total	$585	2.72	$2,392	1.61	$—	—	$—	—	$2,977	1.83
Percentage of total	19.6%		80.4%		—%		—%		100.0%
Available for Sale
U.S. Treasury, other federal agencies and mortgage-backed securities	$57,887	1.75%	$442,163	1.08%	$7,580	1.18%	$1,223	2.30%	$508,853	1.16%
State and political subdivisions	1,521	2.50	2,658	3.44	1,437	4.33	703	3.04	6,319	3.37
Asset backed securities	—	—	—	—	13,357	0.91	—	—	13,357	0.91
Other securities	—	—	—	—	2,994	3.13	—	—	2,994	3.13
Total	$59,408	1.77	$444,821	1.10	$25,368	1.45	$1,926	2.54	$531,523	1.19
Percentage of total	11.2%		83.6%		4.8%		0.4%		100.0%
Total debt securities	$59,993	1.78%	$447,213	1.10%	$25,368	1.45%	$1,926	2.54%	$534,500	1.20%
Percentage of total	11.2%		83.6%		4.8%		0.4%		100.0%
* Yield is on a taxable-equivalent basis using a 21% tax rate.

Loans

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans held for investment decreased $225.1 million, or 3.5%, to $6.2 billion in 2021. The decrease in loans resulted from a net decrease of approximately $572.3 million in PPP loans. The decrease in loans were partially offset by the Company’s purchase of The First National Bank and Trust Company of Vinita, Oklahoma, which added approximately $126 million in loans as of December 31, 2021. At December 31, 2021, the balance of total PPP loans was $80.4 million, net of unamortized processing fees of $2.0 million compared to $652.7 million, net of unamortized processing fees of $14.5 million at December 31, 2020.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in real estate, light manufacturing, retail and service industries. Consumer non-real estate loans were comprised primarily of loans to individuals for automobiles.

LOANS HELD FOR INVESTMENT BY CATEGORY

	December 31,
	2021		2020
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$684,739	11.10%	$659,762	10.32%
Commercial real estate non-owner occupied	1,095,324	17.75	1,050,739	16.43
Construction and development < 60 months	415,466	6.73	275,096	4.30
Construction residential real estate < 60 months	254,524	4.13	230,193	3.60
Residential real estate first lien	937,006	15.19	930,576	14.55
Residential real estate all other	161,018	2.61	172,883	2.70
Farmland	272,179	4.41	254,330	3.98
Commercial and agricultural non-real estate	1,256,487	20.37	1,193,719	18.67
Consumer non-real estate	413,370	6.70	376,264	5.88
Oil and gas	428,908	6.95	428,866	6.71
Other loans	250,421	4.06	822,078	12.86
Total loans	$6,169,442	100.00%	$6,394,506	100.00%

See Note (1) and Note (5) of the Notes to Consolidated Financial Statements for additional disclosures regarding the Company’s loans.

MATURITY AND RATE SENSITIVITY OF LOANS

The following table presents the Maturity and Rate Sensitivity of Loans held for investment at December 31, 2021. Many of the loans with maturities of one year or less are renewed at existing or similar terms after scheduled principal reductions. Also approximately 44% of loans had adjustable interest rates at December 31, 2021.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years through Fifteen Years	After Fifteen Years	Total
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$71,473	$245,126	$295,336	$72,804	$684,739
Commercial real estate non-owner occupied	199,720	428,077	411,588	55,939	1,095,324
Construction and development < 60 months	154,794	205,454	46,270	8,948	415,466
Construction residential real estate < 60 months	242,288	9,976	1,789	471	254,524
Residential real estate first lien	96,388	173,040	330,827	336,751	937,006
Residential real estate all other	41,609	63,850	34,720	20,839	161,018
Farmland	47,638	55,371	73,553	95,617	272,179
Commercial and agricultural non-real estate	592,969	515,620	126,021	21,877	1,256,487
Consumer non-real estate	38,877	282,378	90,077	2,038	413,370
Oil and gas	230,675	159,545	36,371	2,317	428,908
Other loans	100,584	17,559	85,769	46,509	250,421
Total loans	$1,817,015	$2,155,996	$1,532,321	$664,110	$6,169,442
Loans with predetermined interest rates	$784,895	$1,255,680	$773,194	$617,043	$3,430,812
Loans with adjustable interest rates	1,032,120	900,316	759,127	47,067	2,738,630
Total	$1,817,015	$2,155,996	$1,532,321	$664,110	$6,169,442
Percentage of total	29.5%	34.9%	24.8%	10.8%	100.0%

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

NONPERFORMING AND RESTRUCTURED ASSETS

The following table summarizes nonperforming and restructured assets.

	December 31,
	2021	2020
	(Dollars in thousands)
Past due 90 days or more and still accruing	$4,964	$4,802
Nonaccrual	20,892	37,545
Restructured	3,665	7,784
Total nonperforming and restructured loans	29,521	50,131
Other real estate owned and repossessed assets	39,553	32,480
Total nonperforming and restructured assets	$69,074	$82,611

Nonperforming and Restructured Assets

During 2021, nonperforming and restructured assets decreased $13.5 million to $69.1 million. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.73% and 0.90% of total assets at December 31, 2021 and 2020, respectively.

Nonaccrual loans decreased $16.7 million in 2021 due to resolution of several loans, which were offset by $6.0 million of nonaccrual loans acquired from The First National Bank and Trust Company of Vinita, Oklahoma. The Company’s nonaccrual loans are primarily commercial and agricultural non-real estate and farmland. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.2 million for 2021, $2.8 million for 2020 and $1.7 million for 2019. Only a small amount of this interest is expected to be ultimately collected. Approximately $3.3 million of nonaccrual loans are guaranteed by government agencies as of December 31, 2021.

Restructured loans decreased $4.1 million in 2021 due primarily to the overall improvement in restructured loans. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered troubled debt restructurings whose terms were modified during the period were not considered material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections declines. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for credit losses. At December 31, 2021, the allowance for credit losses as a percentage of nonperforming and restructured loans was 284.33%, compared to 182.26%, at the end of 2020. The level of nonperforming loans and credit losses could rise over time as a result of adverse economic conditions.

Other real estate owned and repossessed assets increased $7.1 million in 2021 and included approximately $4.0 million from the repossession of one commercial real estate property, $2.4 million from the decommissioning of the Company’s previous headquarters, and approximately $600,000 of other real estate owned acquired from The First National Bank and Trust Company of Vinita, Oklahoma. As of both December 31, 2021 and December 31, 2020, other real estate owned included a commercial real estate property recorded at approximately $28 million. The Company's rental income from OREO was approximately $10.3 million in 2021 compared to approximately $16,000 in 2020 and 2019. In addition, the Company's OREO holding expense was approximately $9.2 million in 2021 compared to approximately $313,000 in 2020 and $350,000 in 2019. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense.

Allowance for Credit Losses/Fair Value Adjustments on Acquired Loans

On January 1, 2020, the Company adopted ASC 326, which replaced the incurred loss methodology with an expected loss methodology that is referred to as CECL. As a result, the Company recorded a decrease to the allowance for credit losses of $3.2 million at January 1, 2020. At December 31, 2021, the allowance for credit losses to total loans represented 1.36% of total loans, compared to 1.42% at December 31, 2020. The decrease in the allowance for credit loss during 2021 was primarily driven by a reversal of provision during 2021 based on sustained improvements in the economy, both nationally and in Oklahoma, which reduced the amount of expected credit loss within the loan portfolio. This reduction was partially offset by additional allowance for credit loss required by newly acquired loans purchased with credit deterioration.

The overall credit quality of the Company’s loan portfolio has remained strong. Net charge-offs were $7.0 million and $22.8 million for the years ended 2021 and 2020, respectively. The amount of net loan charge-offs is relatively low, equating to 0.11% and 0.35% of average total loans for the years ended December 31, 2021 and 2020, respectively. If unforeseen adverse changes occur in the national or local economy, or in the credit markets, it would be reasonable to expect that the allowance for credit losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

The following table is a break-out of the allowance for credit losses:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$6,410	$6,911
Commercial real estate non-owner occupied	16,987	12,318
Construction and development < 60 months	3,490	2,723
Construction residential real estate < 60 months	1,092	726
Residential real estate first lien	3,076	2,822
Residential real estate all other	2,104	2,236
Farmland	4,822	3,153
Commercial and agricultural non-real estate	26,073	33,020
Consumer non-real estate	3,734	3,542
Oil and gas	12,978	20,733
Other loans	3,170	3,182
Total	$83,936	$91,366

The following table is a break-out of net charge-offs/(recoveries) and the break-out of the percent of average loans in each category:

	2021		2020
	Amount	% of Avg Loans	Amount	% of Avg Loans
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$(36)	0.00%	$763	0.01%
Commercial real estate non-owner occupied	736	0.01	3,609	0.06
Construction and development < 60 months	(12)	—	(64)	—
Construction residential real estate < 60 months	—	—	29	—
Residential real estate first lien	32	—	421	0.01
Residential real estate all other	469	0.01	72	—
Farmland	888	0.01	2,055	0.03
Commercial and agricultural non-real estate	4,291	0.07	3,621	0.06
Consumer non-real estate	538	0.01	918	0.01
Oil and gas	—	—	11,245	0.17
Other loans	133	—	158	—
Total	$7,039	0.11%	$22,827	0.35%

The fair value adjustment on acquired loans consists of a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was a $1.1 million discount at December 31, 2021 and a $3.0 million discount at December 31, 2020. These fair value adjustments will be accreted to income over the remaining life of the loans. The acquired loans outstanding were $312.0 million and $261.7 million, at December 31, 2021 and 2020, respectively.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $167.5 million and $168.9 million at December 31, 2021 and December 31, 2020, respectively.

On May 20, 2021, the Company recorded a core deposit intangible of approximately $1.7 million because of the purchase of assets and assumption of liabilities from The First National Bank and Trust Company of Vinita, Oklahoma. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

Other assets includes the cash surrender value of key-man life insurance policies totaling $81.4 million at December 31, 2021 and $80.7 million at December 31, 2020.

Equity securities are reported in other assets on the balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $10.6 million at December 31, 2021 and $10.1 million at December 31, 2020. The Company reviews its portfolio of equity securities for impairment at least quarterly.

Low Income Housing and New Market Tax Credit Investments

During 2021, there have not been any material changes in the Company’s low income housing tax credit investments and new market tax credit investments, which are included in other assets on the Company’s balance sheet. See Note (6) of the Notes to Consolidated Financial Statements for disclosures regarding these investments.

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

Historically, BancFirst has more liquidity than its peers do. This liquidity positions BancFirst to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from BancFirst and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by BancFirst and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2022, BancFirst had approximately $153.3 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2021, BancFirst declared four common stock dividends totaling $48.5 million and two preferred stock dividends totaling $1.9 million. While Pegasus Bank had net income of $6.6 million in 2021, the Company intends to provide additional capital to increase Pegasus Bank’s ability to approve larger loans and allow Pegasus Bank to continue to grow their assets.

Deposits

Total deposits increased $27.2 million to $8.1 billion, an increase of 0.3% in 2021. The increase in deposits during 2021 was predominantly related to government stimulus payments. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.2% at both December 31, 2021 and 2020, respectively. Noninterest-bearing deposits to total deposits were 46.7% at December 31, 2021, compared to 47.0% at December 31, 2020.

In addition, off-balance sheet sweep accounts totaled $5.1 billion at December 31, 2021, which included a temporary sweep amount of approximately $2.3 billion compared to a sweep account total of $2.8 billion at December 31, 2020. Our sweep accounts affect the balances of our year-end assets and deposits.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Average Balances
Demand deposits	$4,437,352	$3,503,187
Interest-bearing transaction deposits	848,535	744,632
Savings deposits	3,736,901	3,273,903
Time deposits	654,801	695,637
Total deposits	$9,677,589	$8,217,359

PERCENTAGE OF TOTAL AVERAGE DEPOSITS AND AVERAGE RATES PAID

	2021		2020
	% of Total	Rate	% of Total	Rate
Demand deposits	45.85%		42.63%
Interest-bearing transaction deposits	8.77	0.07%	9.06	0.13%
Savings deposits	38.61	0.11	39.84	0.29
Time deposits	6.77	0.54	8.47	1.17
Total deposits	100.00%		100.00%
Average rate paid on interest-bearing deposits		0.16%		0.39%

MATURITY OF TIME DEPOSITS

The following table shows the maturity of time deposits that are in excess of the Federal Deposit Insurance Corporation's insurance limit:

December 31, 2021
(Dollars in thousands)
Three months or less	$38,574
Over three months through six months	29,371
Over six months through twelve months	44,907
Over twelve months	31,041
Total	$143,893

At December 31, 2021, 78.4% of the Company’s time deposits greater than $250,000 mature in one year or less.

Subordinated Debt

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2036 ("Subordinated Notes") to various institutional accredited investors. See Note (11) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Short-Term Borrowings

See Note (9) of the Notes to Consolidated Financial Statements for a discussion of short-term borrowings.

Lines of Credit

See Note (10) of the Notes to Consolidated Financial Statements for a discussion of the Company’s lines of credit.

Capital Resources

Stockholders’ equity totaled $1.2 billion at December 31, 2021, compared to $1.1 billion at December 31, 2020. In addition to net income of $167.6 million, other changes in stockholders’ equity during the year ended December 31, 2021 included $2.3 million related to common stock issuances and $2.1 million related to stock-based compensation, that were partially offset by $45.8 million in dividends, a $5.3 million decrease in other comprehensive income, $5.5 million in net cash settlement of options, and $11.7 million in common stock repurchases. The Company’s average stockholders’ equity to average assets for 2021 was 10.32% compared to 11.17% for 2020. The Company’s leverage ratio and total risk-based capital ratios at December 31, 2021 were well in excess of the regulatory requirements. Banking institutions are generally expected to maintain capital well above the minimum levels. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. The Company’s Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines.

See Note (15) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

See Note (11) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Subordinated Debt.

On January 20, 2017, the Company filed with the Securities and Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3, which became effective upon filing with the SEC. Under the shelf registration, the Company may offer and sell, from time to time, an indeterminate amount of its common stock in one or more future offerings.

The Company has had a Stock Repurchase Program (the “SRP”) since November 1999. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. During September 2021, the SRP was amended to permit the repurchase of an additional 650,000 shares. At December 31, 2021, up to 500,486 shares could be repurchased under the SRP. For the year ended December 31, 2021, the Company repurchased 212,296 shares of its common stock for $11.7 million at an average price of $54.94 per share under the SRP. For the year ended December 31, 2020, the Company repurchased 59,284 shares of its common stock for $3.1 million at an average price of $52.26 per share under the SRP. For the year ended December 31, 2019, the Company repurchased 26,670 shares of its common stock for $1.6 million at an average price of $60.04 per share under the SRP.

Future dividend payments will be determined by the Company’s Board of Directors considering the earnings, financial condition and capital needs of the Company, BancFirst, and Pegasus Bank, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2022.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

Liquidity Risk and Off-Balance Sheet Arrangements

Liquidity is the ability to meet financial obligations through the maturity or sale of existing assets or the acquisition of additional funds. Various financial obligations, including contractual obligations and commercial commitments, may require future cash payments by the Company. Certain obligations are recognized on the Consolidated Balance Sheets, while others are off-balance sheet under U.S. generally accepted accounting principles. The Company currently has 7.20% Junior Subordinated Debentures, Subordinated Notes, operating lease payments, time deposit payments and low income housing partnership commitments. The Company’s time deposits require the majority of cash obligations in the next twelve months. The Company’s 7.20% Junior Subordinated Debentures mature on March 31, 2034. The Company's Subordinated Notes mature on June 30, 2036. The Company has consistently generated positive net income and the Company currently expects to have positive net income for 2022. Management does not currently know of any trends that would cause the Company to be unable to provide for current obligations in the next twelve months.

Refer to Notes 6, 8, 11, 19 and 20 to the consolidated financial statements for further information regarding these contractual obligations.

The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit, which involve elements of credit and interest-rate risk to varying degrees. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument’s contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the balance sheet. The Company had $2.1 billion and $1.8 billion in loan commitments at December 31, 2021 and 2020, respectively. The Company had $82.8 million and $96.3 million in stand-by letters of credit at December 31, 2021 and 2020, respectively. Loan commitments are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments generally have fixed expiration dates or other termination clauses. Since many of the instruments are expected to expire without being drawn upon, the total amounts do not necessarily represent commitments that will be funded in the future.

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

The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities. This analysis indicates that the Company’s position is asset-sensitive, with a positive gap of $423 million for the zero to 12-month interval at December 31, 2021, which was 5.45% of total assets, compared to a positive gap of $611 million for the zero to 12-month interval at December 31, 2020, which was 7.69% of total assets.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

As of December 31, 2021, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 1.91% and 4.52%, respectively, relative to the base case over the next 12 months.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2021.

	Avg.	Expected Maturity / Principal Repayments at December 31,
	Rate	2022	2023	2024	2025	2026	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans held for investment	5.09%	$2,756,866	$980,182	$785,208	$556,478	$583,153	$507,555	$6,169,442	$6,143,652
Debt securities	1.20	59,054	257,140	89,429	58,344	5,736	61,963	531,666	534,501
Federal funds sold and interest-bearing deposits	0.13	1,822,003	—	—	—	—	—	1,822,003	1,822,003
Interest Sensitive Liabilities
Savings and transaction deposits	0.10	3,681,561	—	—	—	—	—	3,681,561	3,805,114
Time deposits	0.54	465,804	95,294	34,946	19,649	19,273	—	634,966	635,327
Subordinated debt	5.51	—	—	—	—	—	85,987	85,987	90,391
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	3,648
Letters of credit		—	—	—	—	—	—	—	621

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Notes 1 and 5 to the financial statements, the Company has changed its method of accounting for credit losses in 2020, due to the adoption of Topic 326, Financial Instruments – Credit Losses.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and preforming procedures that respond to those risks. Such procedure include examining, on a test basis, evidence regarding the amounts and disclosure in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Credit losses - Loans

Description of the Matter

As more fully described in Notes 1 and 5 to the financial statements, the allowance for credit losses – loans (ACL) is an estimate of lifetime expected credit losses for loans. The estimate of ACL considers historic credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation.

The Company measures expected credit losses of loans on a pool basis when the loans share similar characteristics. Historical loss rates are analyzed and applied to their respective loan segments comprised of loans not subject to individual evaluation. The Company utilizes a methodology known as vintage loss analysis for substantially all of its loan portfolio. Vintage loss analysis measures impairment based on the age of the accounts and the historical asset performance of assets with similar risk characteristics. Vintage loss analysis accounts for expected losses by calculating the cumulative loss rates of a given loan pool over the expected pool’s life. Historical loss rates are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition, as well as for certain known model limitations. Forecast factors are developed based on information obtained from external sources, as well as consideration of other internal information, and are included in the ACL model for a reasonable and supportable forecast period, with loss factors reverting back to historic loss rates. Management continually re-evaluates the other subjective and forecast factors included in its ACL analysis.

We identified the valuation of the ACL as a critical audit matter. The primary reason for our determination that the ACL is a critical audit matter is that auditing the estimated ACL involved significant judgment and complex review. Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as segmentation, weighted average life calculations, assessment of economic conditions, and other environmental factors and assessment of forecast factors.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process for establishing the ACL, which involves a high degree of subjectivity. We evaluated management's process to assess economic conditions and other environmental factors, adequacy of specific allowances associated with individually evaluated loans, and appropriateness of loan grades and other data used to calculate and estimate the various components of the ACL.

Our primary audit procedures related to the ACL included the following, among others:

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
•
Testing of completeness and accuracy of the data utilized in the ACL;
•
Testing the model's computational accuracy;
•
Evaluating the relevance and reliability of data and assumptions used in the estimate;
•
Evaluating the qualitative and economic forecast adjustments to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;
•
Testing the internal loan review function and evaluating the reasonableness of loan grades and specific allocations, if any;
•
Assessing the reasonableness of specific allocations associated with individually evaluated loans.

We have served as the Company's auditor since 2013.

/s/ BKD, LLP

Oklahoma City, Oklahoma

February 25, 2022

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2021	2020
ASSETS
Cash and due from banks	$228,819	$280,518
Interest-bearing deposits with banks	1,821,203	1,336,394
Federal funds sold	800	—
Debt securities held for investment (fair value: $2,978 and $2,984, respectively)	2,977	2,964
Debt securities available for sale at fair value	531,523	552,232
Loans held for sale	24,776	53,719
Loans held for investment (net of unearned interest)	6,169,442	6,394,506
Allowance for credit losses	(83,936)	(91,366)
Loans, net of allowance for credit losses	6,085,506	6,303,140
Premises and equipment, net	269,047	261,677
Other real estate owned	39,475	32,179
Intangible assets, net	17,566	18,999
Goodwill	149,922	149,922
Accrued interest receivable and other assets	233,998	220,613
Total assets	$9,405,612	$9,212,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,775,387	$3,790,900
Interest-bearing	4,316,527	4,273,804
Total deposits	8,091,914	8,064,704
Short-term borrowings	—	1,100
Accrued interest payable and other liabilities	55,977	51,864
Subordinated debt	85,987	26,804
Total liabilities	8,233,878	8,144,472
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,603,118 and 32,719,852, respectively	32,603	32,720
Capital surplus	159,914	156,574
Retained earnings	977,067	871,161
Accumulated other comprehensive income, net of income tax of $684 and $2,513, respectively	2,150	7,430
Total stockholders' equity	1,171,734	1,067,885
Total liabilities and stockholders' equity	$9,405,612	$9,212,357

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
INTEREST INCOME
Loans, including fees	$316,124	$311,987	$291,519
Debt securities:
Taxable	6,327	8,591	13,308
Tax-exempt	204	487	458
Federal funds sold	—	—	4
Interest-bearing deposits with banks	4,366	6,049	31,368
Total interest income	327,021	327,114	336,657
INTEREST EXPENSE
Deposits	8,232	18,472	52,738
Short-term borrowings	2	8	32
Subordinated debt	3,130	1,966	1,966
Total interest expense	11,364	20,446	54,736
Net interest income	315,657	306,668	281,921
(Benefit from) provision for credit losses	(8,690)	62,648	8,287
Net interest income after provision for credit losses	324,347	244,020	273,634
NONINTEREST INCOME
Trust revenue	12,912	13,130	13,599
Service charges on deposits	83,425	74,438	76,581
Securities transactions (includes no accumulated other comprehensive income reclassifications)	1,047	(389)	812
Income from sales of loans	7,282	6,067	3,619
Insurance commissions	23,745	20,996	20,296
Cash management	12,313	15,411	16,866
Gain/(loss) on sale of other assets	2,762	130	(39)
Other	26,546	7,439	5,495
Total noninterest income	170,032	137,222	137,229
NONINTEREST EXPENSE
Salaries and employee benefits	166,723	164,727	153,024
Occupancy, net	18,483	16,421	12,704
Depreciation	16,925	14,609	12,623
Amortization of intangible assets	3,116	3,815	3,366
Data processing services	6,735	6,753	5,843
Net expense/(income) from other real estate owned	9,089	(1,531)	(785)
Marketing and business promotion	7,403	6,996	8,554
Deposit insurance	3,456	2,081	1,143
Other	54,051	43,859	44,829
Total noninterest expense	285,981	257,730	241,301
Income before taxes	208,398	123,512	169,562
Income tax expense	40,768	23,926	34,683
Net income	$167,630	$99,586	$134,879
NET INCOME PER COMMON SHARE
Basic	$5.12	$3.05	$4.13
Diluted	$5.03	$3.00	$4.05
OTHER COMPREHENSIVE (LOSS)/GAIN
Unrealized (losses)/gains on securities, net of tax of $1,829, $(1,326) and $(1,918), respectively	$(5,280)	$3,976	$5,593
Reclassification adjustment for gains included in net income	—	—	—
Other comprehensive (loss)/gain, net of tax of $1,829, $(1,326) and $(1,918), respectively	(5,280)	3,976	5,593
Comprehensive income	$162,350	$103,562	$140,472
The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	32,719,852	$32,720	32,694,268	$32,694	32,603,926	$32,604
Shares issued for stock options	95,562	95	84,868	85	117,012	117
Shares acquired and canceled	(212,296)	(212)	(59,284)	(59)	(26,670)	(27)
Issued at end of period	32,603,118	$32,603	32,719,852	$32,720	32,694,268	$32,694
CAPITAL SURPLUS
Balance at beginning of period		$156,574		$153,353		$149,709
Common stock issued for stock options		2,165		1,705		2,367
Net cash settlement of options		(958)		—		—
Stock-based compensation arrangements		2,133		1,516		1,277
Balance at end of period		$159,914		$156,574		$153,353
RETAINED EARNINGS
Balance at beginning of period		$871,161		$815,488		$722,615
Net income		167,630		99,586		134,879
Cumulative effect of change in accounting principle, net of tax of $925 in 2020 (Note 15)		—		2,270		—
Dividends on common stock ($1.40, $1.32 and $1.24 per share, respectively)		(45,752)		(43,144)		(40,432)
Net cash settlement of options		(4,521)		—		—
Common stock acquired and canceled		(11,451)		(3,039)		(1,574)
Balance at end of period		$977,067		$871,161		$815,488
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains/(losses) on securities:
Balance at beginning of period		$7,430		$3,454		$(2,139)
Net change		(5,280)		3,976		5,593
Balance at end of period		$2,150		$7,430		$3,454
Total stockholders’ equity		$1,171,734		$1,067,885		$1,004,989

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$167,630	$99,586	$134,879
Adjustments to reconcile to net cash provided by operating activities:
(Benefit from) provision for credit losses	(8,690)	62,648	8,287
Depreciation and amortization	20,041	18,424	15,989
Net amortization of securities premiums and discounts	4,409	(94)	(4,282)
Realized securities (gains) losses	(1,047)	389	(812)
Gain on sales of loans	(7,282)	(6,067)	(3,619)
Cash receipts from the sale of loans originated for sale	369,301	415,589	238,324
Cash disbursements for loans originated for sale	(354,674)	(430,653)	(237,543)
Deferred income tax provision (benefit)	7,044	(9,491)	1,148
Gain on other assets	(3,379)	(2,345)	(1,372)
Decrease/(increase) in interest receivable	4,214	(325)	887
Decrease in interest payable	(617)	(1,641)	(17)
Amortization of stock-based compensation arrangements	2,133	1,516	1,277
Excess tax benefit from stock-based compensation arrangements	(1,932)	(500)	(928)
Other, net	(7,363)	7,305	6,740
Net cash provided by operating activities	189,788	154,341	158,958
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	12,599	18,397	77,672
Net cash paid from sale of assets and liabilities, net of cash received	(13,733)	—	—
Net decrease/(increase) in federal funds sold	14,200	1,000	(1,000)
Purchases of held for investment debt securities	(845)	(1,395)	(1,010)
Purchases of available for sale debt securities	(462,304)	(605,069)	(174,090)
Proceeds from maturities, calls and paydowns of held for investment debt securities	831	561	535
Proceeds from maturities, calls and paydowns of available for sale debt securities	506,737	547,729	508,293
Purchase of equity securities	(904)	(811)	(3,966)
Proceeds from paydowns and sales of equity securities	1,459	445	2,178
Net change in loans	404,393	(798,024)	(310,053)
Purchases of premises, equipment and computer software	(27,251)	(66,446)	(27,054)
Purchase of tax credits	(7,456)	(2,200)	(29,025)
Other, net	9,305	7,820	7,867
Net cash provided by (used in) investing activities	437,031	(897,993)	50,347
FINANCING ACTIVITIES
Net change in deposits	(191,737)	536,063	274,218
Net change in short-term borrowings	(1,100)	—	(575)
Proceeds from long-term borrowings	—	3,000	—
Paydown of long-term borrowings	—	(3,000)	—
Issuance of common stock in connection with stock options, net	2,260	1,790	2,484
Common stock acquired	(11,663)	(3,098)	(1,601)
Proceeds from issuance of subordinated notes, net of debt issuance costs	59,150	—	—
Net cash settlement of options	(5,479)	—	—
Cash dividends paid	(45,140)	(42,472)	(39,805)
Net cash (used in) provided by financing activities	(193,709)	492,283	234,721
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	433,110	(251,369)	444,026
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,616,912	1,868,281	1,424,255
Cash, due from banks and interest-bearing deposits at the end of the period	$2,050,022	$1,616,912	$1,868,281
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,993	$22,056	$54,602
Cash paid during the period for income taxes	$30,600	$26,525	$30,975
Noncash investing and financing activities:
Cash consideration for acquisitions	$21,000	$2,861	$123,457
Fair value of assets acquired in acquisitions	$283,711	$47,838	$729,378
Liabilities assumed in acquisitions	$257,915	$45,040	$605,921
Unpaid common stock dividends declared	$11,737	$11,125	$10,453

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., BancFirst Risk & Insurance Company (2019 and 2020 consolidated financials include a full year of operations for BancFirst Risk & Insurance Company; however it was dissolved as of December 31, 2020), Pegasus Bank, and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate Inc., BFTower, LLC, BFC-PNC LLC, BF Brazito, LLC, and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts from 2020 and 2019 have been reclassified to conform to the 2021 presentation. These reclassifications were not material to the Company’s financial statements.

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

Prior to the adoption of Accounting Standards Codification ("ASC") 326, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2020, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Acquired Loans

Loans acquired through business combinations are required to be carried at fair value as of the date of the combination. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. The methodology of allowance for credit loss recorded for these acquired loans depends on whether the acquired loans are purchase credit deteriorated or non-purchase credit deteriorated. An allowance for credit loss for non-purchase credit deteriorated loans is determined and recorded in a manner consistent with originated loans. That is, the allowance for credit loss is calculated based on the loan’s amortized cost basis (i.e., the acquisition date fair value in a business combination) and is established through a charge to provision expense at the acquisition date. An allowance for credit loss for purchase credit deteriorated loans is recorded as an adjustment to the loans, in addition to the fair value amount recorded, as of the acquisition date, and not through provision expense. The acquisition date fair value plus the allowance for credit loss equals the loans new amortized cost basis as of the acquisition date. The difference between the new amortized cost basis and the unpaid principal balance of the loan represents the non-credit purchase discount/premium recorded. The difference between the fair value of loans which do not have specific evidence of deterioration of credit quality since origination and their principal balance is recognized in interest income on a level-yield method over the life of the loans. For loans which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments (as determined by the present value of expected future cash flows), the difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized in interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as yield adjustments or as loss accruals or valuation allowances. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairments. Any probable loss due to subsequent credit deterioration of the loans since acquisition is provided for in the allowance for credit losses.

Purchased Credit Deteriorated (PCD) Loans

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

Loans Held For Sale

The Company originates mortgage loans to be sold. At the time of origination, the acquiring bank has already been determined and the terms of the loan, including the interest rate, have already been set by the acquiring bank allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination. Loans held for sale are carried at the lower of cost or fair value. Gains or losses recognized upon the sale of the loans are determined on a specific identification basis. The Company does not sell residential mortgage loans with recourse other than obligations under standard representations and warranties or for fraud. These obligations relate to loan performance for the life of the loan. The amount of loans repurchased since the inception of the program is not considered to be material, and therefore, no reserve has been required. At December 31, 2020, loans held for sale included loans at its Hugo, Oklahoma branch that it had entered into an agreement to sell to AmeriState Bank in Atoka, Oklahoma.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as the political, legal, and regulatory environment, technology and consumer preferences. Historical loss information is also adjusted for reasonable and supportable changes in national and local economic conditions, such as consumer loans 90 days past due and commercial bankruptcies. Economic conditions are forecast as "current conditions" over the forecast period. Forecast models were used to validate credit performance during the forecast period. Beyond the reasonable and supportable forecast, the economic expectation reverts to the historical average, which is determined by the weighted average life of each loan pool.

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

Determining the Contractual Term

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

Troubled Debt Restructurings (TDRs)

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

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

Allowance for Credit Losses on Available-for-Sale Debt Securities

The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the period of time the security has been in an unrealized loss position, and performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2021 and December 31, 2020 approximately 95% of the available for sale debt securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies. The Company does not consider the unrealized loss position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material.

PPP Fee Income Policy

The Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, provides that the Small Business Administration ("SBA") will pay processing fees of up to 5% to lenders based on the volume of the PPP loans disbursed. The fee is based on the balance of each PPP loan outstanding at the time of full disbursement. The Company had received processing fees from the SBA of approximately $23.8 million in 2021 and $30.2 million in 2020. The unamortized balance of these fees on each loan is reported on the Company's balance sheet as part of the loan balance to which it relates and is recognized over the remaining life of the loan as an adjustment of yield. The unamortized balances of these fees was approximately $2.0 million and $14.5 million for the year ended December 31, 2021 and 2020, respectively. Upon notification from the SBA of the amount of the PPP loan to be forgiven the acceleration of recognition of deferred loan fee will occur for the percentage of the loan forgiven.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expense and is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred while improvements are capitalized. Premises and equipment is tested for impairment if events or changes in circumstances occur that indicate that the carrying amount of any premises and equipment may not be recoverable. Impairment losses are measured by comparing the fair values of the premises and equipment with their recorded amounts. Premises that are identified to be sold are transferred to other real estate owned at the lower of their carrying amounts or their fair values less estimated costs to sell. Any losses on premises identified to be sold are charged to operating expense. When premises and equipment are transferred to other real estate owned, sold, or otherwise retired, the cost and applicable accumulated depreciation are removed from the respective accounts and any resulting gains or losses are reported in the statement of comprehensive income. Construction in progress includes all the costs of construction associated with the building of fixed long-term assets and is included in premises and equipment, net as an asset. When construction is completed, the asset is reclassified as a building or a leasehold improvement and depreciated over its applicable useful life.

Leases

Certain operating leases are included as right of use lease assets in accrued interest receivable and other assets on the balance sheet and a related lease liability is included in accrued interest payable and other liabilities on the balance sheet. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right of use assets value is derived from the calculation of the lease liability. To calculate the discount rate for each lease, the Company uses the rate implicit in the lease if available, otherwise an appropriate Federal Home Loan Bank ("FHLB") advance borrowing rate is used that correlates with the term of the lease.

Other Real Estate Owned

Other real estate owned ("OREO") consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Losses arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on premises identified to be sold are charged to operating expense at the time of transfer from premises to OREO. Losses from declines in value of the properties subsequent to classification as OREO are charged to operating expense. Revenues and expenses for OREO property are included in the income statement for the period in which they occur. Gross rental income for OREO is included in other non-interest income. The expenses of operating or holding OREO property are included in noninterest expense.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2021 were $3.0 million. Advertising costs for the years ended December 31, 2020 and 2019 were $3.3 million and $3.8 million, respectively.

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

Service and transaction fees on depository accounts

Customers often pay certain fees to the bank to access the cash on deposit including certain non-transactional fees such as account maintenance or dormancy fees, and certain transaction based fees such as non-sufficient funds fees, overdraft, ATM, wire transfer, or foreign exchange fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur, or in some cases, within 90 days of the service period.

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

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. Besides net income, other components of the Company’s comprehensive income includes the after tax effect of changes in the net unrealized gain/loss on debt securities available for sale. The Company’s policy is to release material stranded tax effects included in accumulated other comprehensive income on a specific identification basis.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers cash and due from banks and interest-bearing deposits with banks as cash equivalents.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Subordinated Notes”) to various institutional accredited investors. See Note (11) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

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

At December 31, 2021 and 2020, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and funds on deposit with the Federal Reserve Bank, which is included in the following table:

	December 31,
	2021	2020
	(Dollars in thousands)
Vault cash and funds on deposit with the Federal Reserve Bank	$1,907,482	$1,429,410

(4) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2021
Mortgage backed securities (1)	$32	$1	$—	$33
States and political subdivisions	2,445	—	—	2,445
Other securities	500	—	—	500
Total	$2,977	$1	$—	$2,978
December 31, 2020
Mortgage backed securities (1)	$59	$3	$—	$62
States and political subdivisions	2,405	18	(1)	2,422
Other securities	500	—	—	500
Total	$2,964	$21	$(1)	$2,984

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2021
U.S. treasuries	$455,701	$3,693	$(1,766)	$457,628
U.S. federal agencies	21,609	335	(2)	21,942
Mortgage backed securities (1)	28,897	400	(14)	29,283
States and political subdivisions	6,128	194	(3)	6,319
Asset backed securities	13,354	3	—	13,357
Other securities	3,000	—	(6)	2,994
Total	$528,689	$4,625	$(1,791)	$531,523
December 31, 2020
U.S. treasuries	$465,416	$9,820	$—	$475,236
U.S. federal agencies	19,697	1	(60)	19,638
Mortgage backed securities (1)	15,268	428	—	15,696
States and political subdivisions	28,571	377	—	28,948
Asset backed securities	13,337	—	(623)	12,714
Total	$542,289	$10,626	$(683)	$552,232

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

	December 31,
	2021		2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$577	$577	$807	$809
After one year but within five years	2,396	2,397	2,091	2,110
After five years but within ten years	4	4	65	64
After ten years	—	—	1	1
Total	$2,977	$2,978	$2,964	$2,984
Available for Sale
Contractual maturity of debt securities:
Within one year	$58,478	$58,688	$339,752	$341,102
After one year but within five years	408,253	410,049	162,401	171,135
After five years but within ten years	10,851	11,011	3,753	3,910
After ten years	51,107	51,775	36,383	36,085
Total debt securities	$528,689	$531,523	$542,289	$552,232

There were no sales of securities and therefore no proceeds from sales or realized securities losses on available for sale debt securities for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table is a summary of the Company’s book value of debt securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	December 31,
	2021	2020
	(Dollars in thousands)
Book value of pledged securities	$473,026	$490,833

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2021 and 2020 respectively:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2021
Available for Sale
U.S. treasuries	$298,080	$1,766	$—	$—	$298,080	$1,766
U.S. federal agencies	376	2	—	—	376	2
Mortgage backed securities	2,824	14	—	—	2,824	14
States and political subdivisions	505	3	—	—	505	3
Other securities	2,994	6	—	—	2,994	6
Total	$304,779	$1,791	$—	$—	$304,779	$1,791
December 31, 2020
Held for Investment
States and political subdivisions	$119	$1	$—	$—	$119	$1
Total	$119	$1	$—	$—	$119	$1
Available for Sale
U.S. federal agencies	$12,236	$41	$2,184	$19	$14,420	$60
Asset backed securities	—	—	12,714	623	12,714	623
Total	$12,236	$41	$14,898	$642	$27,134	$683

Management has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of December 31, 2021 and 2020, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no significant impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(5) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Certain loan segments were reclassified during the year. Each loan segment is made up of loan categories possessing similar risk characteristics. The Company’s re-alignment of the segments primarily consisted of reclassifying energy related loans that were previously included in consumer-related and commercial-related loans to the oil and gas categories. Management believes this accurately represents the risk profile of each loan segment. The prior period amounts have been revised to conform to the current period presentation. These reclassifications did not have a significant impact on the allowance for credit losses.

Loans held for investment are summarized by portfolio segment as follows:

	December 31,
	2021	2020
	Amount	Amount
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$684,739	$659,762
Commercial real estate non-owner occupied	1,095,324	1,050,739
Construction and development < 60 months	415,466	275,096
Construction residential real estate < 60 months	254,524	230,193
Residential real estate first lien	937,006	930,576
Residential real estate all other	161,018	172,883
Farmland	272,179	254,330
Commercial and agricultural non-real estate	1,256,487	1,193,719
Consumer non-real estate	413,370	376,264
Oil and gas	428,908	428,866
Other loans (2)	250,421	822,078
Total loans (1)	$6,169,442	$6,394,506
(1) Excludes accrued interest receivable of $21.0 million at December 31, 2021 and $26.0 million at December 31, 2020, that is recorded in accrued interest receivable and other assets.

(2) Includes PPP loans held for investment of $80.4 million, net of unamortized processing fees of $2.0 million at December 31, 2021 and $652.7 million, net of unamortized processing fees of $14.5 million at December 31, 2020.

The Company's loans are mostly to customers within Oklahoma and approximately 62% of loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. In connection with our adoption of ASC 326, changes were made to our primary portfolio segments to align with the methodology applied in determining the allowance for credit losses with and expected loss methodology ("CECL"). The Company has identified the following portfolio segments, which includes the applicable weighted average remaining life, and measures the allowance for credit losses using the vintage loss analysis adjusted for qualitative factors:

Portfolio Segments	Life (in years)
Real estate:
Commercial real estate owner occupied	8
Commercial real estate non-owner occupied	6
Construction and development < 60 months	3
Construction residential real estate < 60 months	1
Residential real estate first lien	13
Residential real estate all other	7
Farmland	12
Commercial and agricultural non-real estate	3
Consumer non-real estate	4
Oil and gas	2
Other loans	10

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

Oil and gas. Oil and gas loans represent loans for producing oil and gas properties and any other mineral interests that may be pumped, mined, quarried or otherwise extracted from the earth primarily located within Oklahoma. These loans also include upstream and midstream energy loans, and loans to companies that provide ancillary services to the energy industry, such as transportation, wellsite preparation contractors and equipment manufacturers.

Other loans. Other loans consist of loans approved by the SBA, which include loans funded through the PPP. Since PPP loans are fully guaranteed by the SBA, there is no expected credit loss related to these loans. In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. The Company had processing fees, which were recognized as interest income related to the PPP loans totaling $36.4 million and $15.5 million during the years ended December 31, 2021 and 2020, respectively.

Troubled Debt Restructurings, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of troubled debt restructurings and other real estate owned and repossessed assets:

	December 31,
	2021	2020
	(Dollars in thousands)
Troubled debt restructurings	$3,665	$7,784
Other real estate owned and repossessed assets	$39,553	$32,480

The Company charges interest on principal balances outstanding on troubled debt restructurings during deferral periods. The current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings were not considered to be material.

During the year ended December 31, 2021, the Company completed the move to its new corporate headquarters and transferred approximately $2.4 million from premises and equipment related to its previous headquarters to other real estate owned.

During 2021, the Company sold property held in other real estate owned for a total gain of $618,000 compared to gains of $2.4 million in 2020 and $1.4 million in 2019.

At December 31, 2020, the Company’s principal subsidiary bank, BancFirst, had approximately $21.6 million in loans at its Hugo, Oklahoma branch that it had entered into an agreement to sell to AmeriState Bank in Atoka, Oklahoma. Accordingly, as of December 31, 2020, the Company had transferred $21.6 million from loans held for investment (net of unearned interest) to loans held for sale.

Nonaccrual loans

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.2 million in 2021, $2.8 million in 2020 and $1.7 million in 2019.

Approximately $3.3 million of nonaccrual loans are guaranteed by government agencies as of December 31, 2021.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$2,900	$1,404
Commercial real estate non-owner occupied	407	4,719
Construction and development < 60 months	80	95
Construction residential real estate < 60 months	—	—
Residential real estate first lien	2,763	3,615
Residential real estate all other	280	1,362
Farmland	4,224	7,901
Commercial and agricultural non-real estate	7,569	12,782
Consumer non-real estate	148	268
Oil and gas	1,070	—
Other loans	1,451	5,399
Total	$20,892	$37,545

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of our loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
December 31, 2021
Real estate:
Commercial real estate owner occupied	$972	$223	$1,363	$2,558	$682,181	$684,739	$18
Commercial real estate non-owner occupied	7,244	—	—	7,244	1,088,080	1,095,324	—
Construction and development < 60 months	136	—	—	136	415,330	415,466	—
Construction residential real estate < 60 months	2,264	—	—	2,264	252,260	254,524	—
Residential real estate first lien	3,351	567	2,817	6,735	930,271	937,006	1,704
Residential real estate all other	293	30	451	774	160,244	161,018	431
Farmland	253	37	2,077	2,367	269,812	272,179	139
Commercial and agricultural non-real estate	1,807	199	4,574	6,580	1,249,907	1,256,487	124
Consumer non-real estate	1,873	321	272	2,466	410,904	413,370	254
Oil and gas	—	—	—	—	428,908	428,908	—
Other loans	1,773	347	2,646	4,766	245,655	250,421	2,294
Total	$19,966	$1,724	$14,200	$35,890	$6,133,552	$6,169,442	$4,964

December 31, 2020
Real estate:
Commercial real estate owner occupied	$1,096	$108	$1,164	$2,368	$657,394	$659,762	$—
Commercial real estate non-owner occupied	323	—	34	357	1,050,382	1,050,739	35
Construction and development < 60 months	511	86	—	597	274,499	275,096	—
Construction residential real estate < 60 months	1,106	—	282	1,388	228,805	230,193	282
Residential real estate first lien	5,428	1,463	2,978	9,869	920,707	930,576	945
Residential real estate all other	520	55	1,606	2,181	170,702	172,883	384
Farmland	1,297	344	6,223	7,864	246,466	254,330	135
Commercial and agricultural non-real estate	2,788	1,794	4,345	8,927	1,184,792	1,193,719	465
Consumer non-real estate	2,154	501	534	3,189	373,075	376,264	386
Oil and gas	—	—	—	—	428,866	428,866	—
Other loans	951	1,223	6,618	8,792	813,286	822,078	2,170
Total	$16,174	$5,574	$23,784	$45,532	$6,348,974	$6,394,506	$4,802

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

Due to the impacts of the COVID-19 pandemic, the Company had approximately $53.9 million in modified loans as of December 31, 2021 and $81.7 million in modified loans as of December 31, 2020, most of which were secured by commercial real estate. These modifications were undertaken in response to Section 4013 of the CARES Act and the regulatory intent outlined in the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity. However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately be permanently impaired. The timing and extent of such consequences are difficult to ascertain at this time and are dependent on the duration of the COVID-19 pandemic, the level and success of the government’s economic stimulus, and further regulatory guidance. These modified loans are included in Current Loans in the table above.

Credit Quality Indicators

The Company considers credit quality indicators to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical credit loss experience and economic conditions. These indicators are reviewed and updated regularly throughout the year. An internal risk grading system is used to indicate the credit risk of loans. The loan grades used by the Company are for internal risk identification purposes and do not directly correlate to regulatory classification categories or any financial reporting definitions.

The general characteristics of the risk grades are as follows:

Grade 1 – Acceptable - Loans graded 1 represent reasonable and satisfactory credit risk which requires normal attention and supervision. Capacity to repay through primary and/or secondary sources is not questioned.

Grade 2 – Acceptable - Increased Attention - This category consists of loans that have credit characteristics deserving management’s close attention. These complexities or potential weaknesses could result in deterioration of the repayment prospects for the loan or the Company's credit position at some future date. Such credit characteristics include loans to highly leveraged borrowers in cyclical industries, adverse financial trends which could potentially weaken repayment capacity, loans that have fundamental structure complexity or deficiencies, loans lacking secondary sources of repayment where prudent, and loans with deficiencies in essential documentation, including financial information.

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
The following tables summarize our gross loans held for investment by year of origination and internally assigned credit grades as of the period indicated:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(Dollars in thousands)
December 31, 2021
Commercial real estate owner occupied
Grade 1	$136,757	$112,106	$97,417	$49,642	$28,208	$94,015	$17,669	$535,814
Grade 2	35,192	33,198	21,570	8,397	7,871	28,395	8,682	143,305
Grade 3	—	275	606	261	465	1,028	62	2,697
Grade 4	337	600	890	445	—	326	325	2,923
Total commercial real estate owner occupied loans	172,286	146,179	120,483	58,745	36,544	123,764	26,738	684,739
Commercial real estate non-owner occupied
Grade 1	252,718	204,892	114,429	51,440	37,305	118,264	29,257	808,305
Grade 2	53,548	51,206	50,912	38,850	19,466	36,808	24,335	275,125
Grade 3	7,095	—	3,254	121	234	656	—	11,360
Grade 4	407	—	—	35	—	92	—	534
Total commercial real estate non-owner occupied loans	313,768	256,098	168,595	90,446	57,005	155,820	53,592	1,095,324
Construction and development < 60 months
Grade 1	173,384	34,351	57,729	9,276	1,953	4,181	32,294	313,168
Grade 2	37,275	7,511	13,161	4,526	803	510	37,153	100,939
Grade 3	1,273	—	—	6	—	—	—	1,279
Grade 4	—	—	56	6	18	—	—	80
Total construction and development < 60 months	211,932	41,862	70,946	13,814	2,774	4,691	69,447	415,466
Construction residential real estate < 60 months
Grade 1	193,311	7,786	41	—	18	29	16,247	217,432
Grade 2	28,170	2,564	—	—	—	425	5,455	36,614
Grade 3	478	—	—	—	—	—	—	478
Total construction residential real estate < 60 months	221,959	10,350	41	—	18	454	21,702	254,524
Residential real estate first lien
Grade 1	256,834	174,718	99,082	64,949	45,211	128,898	3,928	773,620
Grade 2	44,080	26,073	15,719	12,612	10,926	38,230	—	147,640
Grade 3	1,151	1,266	2,054	1,930	1,155	3,523	—	11,079
Grade 4	64	489	479	1,247	915	1,473	—	4,667
Total residential real estate first lien	302,129	202,546	117,334	80,738	58,207	172,124	3,928	937,006
Residential real estate all other
Grade 1	16,376	13,320	8,691	5,609	4,101	12,386	30,840	91,323
Grade 2	2,183	2,941	1,919	1,500	895	2,202	55,000	66,640
Grade 3	250	98	112	232	702	309	538	2,241
Grade 4	156	180	—	38	12	84	344	814
Total residential real estate all other	18,965	16,539	10,722	7,379	5,710	14,981	86,722	161,018
Farmland
Grade 1	47,485	39,216	23,627	15,180	12,579	29,457	6,946	174,490
Grade 2	16,063	8,702	23,688	5,488	4,159	10,848	10,455	79,403
Grade 3	3,587	4,021	1,514	74	1,293	1,316	3,386	15,191
Grade 4	1,109	379	—	1,121	109	145	232	3,095
Total farmland	68,244	52,318	48,829	21,863	18,140	41,766	21,019	272,179
Commercial and agricultural non-real estate
Grade 1	353,164	102,137	83,615	33,943	27,701	43,750	288,745	933,055
Grade 2	85,920	30,568	25,097	9,607	2,612	10,575	105,682	270,061
Grade 3	2,995	2,185	1,347	11,479	1,291	599	26,642	46,538
Grade 4	870	212	1,222	654	573	1,109	2,193	6,833
Total commercial and agricultural non-real estate	442,949	135,102	111,281	55,683	32,177	56,033	423,262	1,256,487
Consumer non-real estate
Grade 1	201,893	80,616	43,793	17,587	5,723	2,048	20,600	372,260
Grade 2	19,349	7,551	6,119	2,167	816	1,342	996	38,340
Grade 3	1,146	307	551	203	86	31	4	2,328
Grade 4	62	90	199	69	14	8	—	442
Total consumer non-real estate	222,450	88,564	50,662	20,026	6,639	3,429	21,600	413,370
Oil and gas
Grade 1	188,072	26,090	6,579	1,257	89	73	139,687	361,847
Grade 2	17,150	9,774	13,909	2,657	170	215	13,186	57,061
Grade 3	6,641	10	—	—	—	255	2,024	8,930
Grade 4	1,000	—	—	—	—	—	70	1,070
Total oil and gas	212,863	35,874	20,488	3,914	259	543	154,967	428,908
Other loans
Grade 1	109,830	38,379	28,176	20,171	13,908	8,425	26,076	244,965
Grade 2	283	—	—	73	2,187	1,041	488	4,072
Grade 3	—	—	—	—	—	43	1,073	1,116
Grade 4	—	8	115	—	—	44	101	268
Total other loans	110,113	38,387	28,291	20,244	16,095	9,553	27,738	250,421
Total loans held for investment	$2,297,658	$1,023,819	$747,672	$372,852	$233,568	$583,158	$910,715	$6,169,442

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(Dollars in thousands)
December 31, 2020
Commercial real estate owner occupied
Grade 1	$136,638	$107,664	$75,262	$46,584	$37,857	$89,940	$18,941	$512,886
Grade 2	42,993	31,817	11,060	9,644	14,558	25,494	4,209	139,775
Grade 3	1,010	32	334	704	895	2,671	—	5,646
Grade 4	37	66	742	—	251	52	307	1,455
Total commercial real estate owner occupied loans	180,678	139,579	87,398	56,932	53,561	118,157	23,457	659,762
Commercial real estate non-owner occupied
Grade 1	282,985	166,369	88,717	72,117	86,190	81,749	31,747	809,874
Grade 2	62,688	56,026	27,188	20,416	8,755	41,492	5,890	222,455
Grade 3	7,718	3,137	472	1,937	40	148	150	13,602
Grade 4	4,719	89	—	—	—	—	—	4,808
Total commercial real estate non-owner occupied loans	358,110	225,621	116,377	94,470	94,985	123,389	37,787	1,050,739
Construction and development < 60 months
Grade 1	121,699	62,722	12,821	4,655	2,334	3,824	22,288	230,343
Grade 2	13,433	11,142	3,973	764	157	540	10,798	40,807
Grade 3	3,842	—	9	—	—	—	—	3,851
Grade 4	—	64	9	22	—	—	—	95
Total construction and development < 60 months	138,974	73,928	16,812	5,441	2,491	4,364	33,086	275,096
Construction residential real estate < 60 months
Grade 1	159,432	4,214	69	21	33	23	25,918	189,710
Grade 2	27,400	580	—	—	—	468	10,030	38,478
Grade 3	1,885	120	—	—	—	—	—	2,005
Total construction residential real estate < 60 months	188,717	4,914	69	21	33	491	35,948	230,193
Residential real estate first lien
Grade 1	281,908	140,246	87,317	70,541	50,419	138,772	3,362	772,565
Grade 2	35,924	20,492	21,965	13,447	12,254	34,312	—	138,394
Grade 3	2,754	2,029	1,375	2,073	1,213	5,194	—	14,638
Grade 4	731	733	478	210	1,186	1,590	—	4,928
Grade 5	—	—	—	—	51	—	—	51
Total residential real estate first lien	321,317	163,500	111,135	86,271	65,123	179,868	3,362	930,576
Residential real estate all other
Grade 1	21,492	15,461	11,010	6,717	5,381	11,037	29,851	100,949
Grade 2	3,694	1,675	1,268	1,809	450	2,793	56,295	67,984
Grade 3	384	461	328	116	119	221	494	2,123
Grade 4	204	217	570	65	34	715	22	1,827
Total residential real estate all other	25,774	17,814	13,176	8,707	5,984	14,766	86,662	172,883
Farmland
Grade 1	51,284	27,116	18,993	13,821	13,517	27,100	8,185	160,016
Grade 2	15,737	30,684	6,639	6,391	4,763	8,916	7,140	80,270
Grade 3	3,681	290	152	1,055	703	551	1,955	8,387
Grade 4	414	14	4,058	296	340	223	312	5,657
Total farmland	71,116	58,104	29,842	21,563	19,323	36,790	17,592	254,330
Commercial and agricultural non-real estate
Grade 1	225,207	146,263	118,571	77,547	46,687	37,767	256,282	908,324
Grade 2	64,187	40,901	29,787	6,590	7,054	22,710	73,134	244,363
Grade 3	18,922	1,400	1,402	723	271	327	12,659	35,704
Grade 4	584	1,607	652	241	1,139	146	959	5,328
Total commercial and agricultural non-real estate	308,900	190,171	150,412	85,101	55,151	60,950	343,034	1,193,719
Consumer non-real estate
Grade 1	168,544	94,375	41,715	13,157	6,831	1,768	18,132	344,522
Grade 2	13,444	9,123	4,104	842	507	266	574	28,860
Grade 3	568	840	450	175	75	63	2	2,173
Grade 4	89	287	144	95	47	40	7	709
Total consumer non-real estate	182,645	104,625	46,413	14,269	7,460	2,137	18,715	376,264
Oil and gas
Grade 1	151,000	19,288	15,589	464	25	4,777	92,123	283,266
Grade 2	73,882	11,996	6,217	396	169	81	34,210	126,951
Grade 3	9,010	111	64	66	364	—	2,418	12,033
Grade 4	6,600	—	—	—	—	16	—	6,616
Total oil and gas	240,492	31,395	21,870	926	558	4,874	128,751	428,866
Other loans
Grade 1	685,426	32,392	25,707	20,638	16,378	10,341	22,976	813,858
Grade 2	—	—	17	2,936	1,126	2,179	692	6,950
Grade 3	—	—	78	—	53	67	36	234
Grade 4	—	—	—	124	208	33	671	1,036
Total other loans	685,426	32,392	25,802	23,698	17,765	12,620	24,375	822,078
Total loans held for investment	$2,702,149	$1,042,043	$619,306	$397,399	$322,434	$558,406	$752,769	$6,394,506

Allowance for Credit Losses Methodology

On January 1, 2020, the Company adopted ASC 326, which replaces the incurred loss methodology for determining its provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Upon adoption, the allowance for credit losses was decreased by $3.2 million, with no impact to the consolidated statement of income. Subsequent to the adoption of ASC 326, the Company recorded a $62.6 million provision for credit losses for year ended December 31, 2020 utilizing the newly adopted CECL methodology, a significant increase from the year ended December 31, 2019. The increase resulted primarily from the anticipated impact on our loan portfolio resulting from the economic outlook related to the COVID-19 pandemic and the decline in energy prices and to a lesser degree, loan growth during 2020. The decrease in the allowance for credit loss during 2021 was driven by a reversal of provision during 2021 based on sustained improvements in the economy, both nationally and in the Company's markets, which reduced the amount of expected credit loss within the loan portfolio. This reduction was partially offset by additional allowance for credit loss required by newly acquired loans.

The following table details activity in the allowance for credit losses on loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Impact of CECL adoption	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for credit losses on loans	Balance at end of period
	(Dollars in thousands)
Year ended December 31, 2021
Real estate:
Commercial real estate owner occupied	$6,911	$—	$1,080	$(38)	$74	$36	$(1,617)	$6,410
Commercial real estate non-owner occupied	12,318	—	824	(803)	67	(736)	4,581	16,987
Construction and development < 60 months	2,723	—	173	—	12	12	582	3,490
Construction residential real estate < 60 months	726	—	—	—	—	—	366	1,092
Residential real estate first lien	2,822	—	126	(87)	55	(32)	160	3,076
Residential real estate all other	2,236	—	—	(521)	52	(469)	337	2,104
Farmland	3,153	—	395	(889)	1	(888)	2,162	4,822
Commercial and agricultural non-real estate	33,020	—	5,663	(4,509)	218	(4,291)	(8,319)	26,073
Consumer non-real estate	3,542	—	38	(864)	326	(538)	692	3,734
Oil and gas	20,733	—	—	—	—	—	(7,755)	12,978
Other loans	3,182	—	—	(134)	1	(133)	121	3,170
Total	$91,366	$—	$8,299	$(7,845)	$806	$(7,039)	$(8,690)	$83,936

	Balance at beginning of period	Impact of CECL adoption	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for credit losses on loans	Balance at end of period
Year ended December 31, 2020
Real estate:
Commercial real estate owner occupied	$5,600	$(2,704)	$432	$(773)	$10	$(763)	$4,346	$6,911
Commercial real estate non-owner occupied	8,459	(5,265)	—	(3,609)	—	(3,609)	12,733	12,318
Construction and development < 60 months	2,276	(916)	—	(59)	123	64	1,299	2,723
Construction residential real estate < 60 months	1,960	(690)	—	(29)	—	(29)	(515)	726
Residential real estate first lien	8,781	(3,052)	7	(465)	44	(421)	(2,493)	2,822
Residential real estate all other	2,763	(1,383)	—	(126)	54	(72)	928	2,236
Farmland	2,818	(1,402)	1	(2,055)	—	(2,055)	3,791	3,153
Commercial and agricultural non-real estate	12,310	13,949	62	(4,161)	540	(3,621)	10,320	33,020
Consumer non-real estate	3,284	(548)	—	(1,142)	224	(918)	1,724	3,542
Oil and gas	3,355	(1,068)	—	(11,245)	—	(11,245)	29,691	20,733
Other loans	2,632	(116)	—	(168)	10	(158)	824	3,182
Total	$54,238	$(3,195)	$502	$(23,832)	$1,005	$(22,827)	$62,648	$91,366

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The purchased credit deteriorated loans for the period are as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the year ended December 31, 2021
Purchase price of loans at acquisition	$39,284
Allowance for credit losses at acquisition	8,299
Par value of acquired loans at acquisition	$47,583

For the year ended December 31, 2020
Purchase price of loans at acquisition	$1,761
Allowance for credit losses at acquisition	502
Par value of acquired loans at acquisition	$2,263

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the years ended December 31, 2021 and 2020, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
As of December 31, 2021	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$1,952	$—	$—	$—	$1,952	$576
Commercial real estate non-owner occupied	1,404	—	—	—	1,404	263
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—
Residential real estate first lien	871	—	—	—	871	143
Residential real estate all other	199	—	—	—	199	178
Farmland	8,703	—	—	—	8,703	1,805
Commercial and agricultural non-real estate	—	6,363	—	5,202	11,565	4,867
Consumer non-real estate	—	—	—	54	54	20
Oil and gas	—	—	—	—	—	—
Other loans	—	109	—	—	109	71
Total collateral-dependent loans held for investment	$13,129	$6,472	$—	$5,256	$24,857	$7,923

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
As of December 31, 2020	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$848	$—	$—	$—	$848	$226
Commercial real estate non-owner occupied	4,719	—	—	—	4,719	1,000
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—
Residential real estate first lien	2,117	—	—	—	2,117	373
Residential real estate all other	866	—	—	—	866	616
Farmland	3,258	—	—	—	3,258	1,114
Commercial and agricultural non-real estate	—	8,460	—	413	8,873	2,813
Consumer non-real estate	—	—	—	109	109	58
Oil and gas	—	—	—	—	—	—
Other loans	—	13	—	—	13	12
Total collateral-dependent loans held for investment	$11,808	$8,473	$—	$522	$20,803	$6,212

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

Transfers from loans and premises and equipment to other real estate owned, repossessed assets, and other assets during the periods presented are summarized as follows:

	Year ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Other real estate owned	$12,651	$32,093	$3,941
Repossessed assets	844	1,418	1,473
Other assets	—	11,105	—
Total	$13,495	$44,616	$5,414

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
	(Dollars in thousands)
2021	$22,057	$31,574	$(25,339)	$28,292
2020	20,281	19,682	(17,906)	22,057
2019	19,891	12,371	(11,981)	20,281

(6) PREMISES AND EQUIPMENT, NET AND OTHER ASSETS

The following is a summary of premises and equipment by classification:

		December 31,
	Estimated Useful Lives	2021	2020
		(Dollars in thousands)
Land		$44,588	$45,792
Buildings	10 to 40 years	256,738	201,606
Furniture, fixtures and equipment	3 to 15 years	89,058	87,001
Construction in progress		12,335	61,300
Accumulated depreciation		(133,672)	(134,022)
Premises and equipment, net		$269,047	$261,677

Non-cash items in Premises and Equipment, Net

As of December 31, 2021, the Company had approximately $1.0 million in construction in progress for retainage payable. Retainage payable is not remitted to the vendor until completion of the project and is therefore not included in the statement of cash flow.

Construction in Progress

Construction in progress included in the table above is primarily related to the renovation of BancFirst Tower, which began in 2018. When renovations on the building are completed, the asset is reclassified as buildings and depreciated over its applicable useful life.

Other Assets

Other assets includes the cash surrender value of key-man life insurance policies totaling $81.4 million at December 31, 2021 and $80.7 million at December 31, 2020.

Equity securities are reported in other assets on the balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $10.6 million at December 31, 2021 and $10.1 million at December 31, 2020.

The balance of other assets included equity interests of previous borrowers in the oil and gas industry, which were received through bankruptcy proceedings, which totaled approximately $16.4 million at December 31, 2021 and approximately $11.1 million at December 31, 2020. Under the equity method, the carrying value of a bank’s investment in an investee is originally recorded at cost but is adjusted periodically to record as income the bank’s proportionate share of the investee’s earnings or losses and decreased by the amount of cash dividends or similar distributions received from the investee.

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

Total LIHTC investments were $20.1 million and $18.1 million at December 31, 2021 and 2020, respectively and are included in other assets on the balance sheet. The Company recognized tax credits and other tax benefits of $6.5 million, $5.6 million and $5.4 million in 2021, 2020 and 2019, respectively and amortization expense of $5.5 million, $4.6 million and $4.5 million in 2021, 2020 and 2019, respectively resulting from LIHTC investments. Additional contributions are committed during the investment periods through the year 2033. Unfunded commitments to these investments as of December 31, 2021 totaled $17.0 million.

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

Total NMTC investments were $15.2 million and $18.5 million at December 31, 2021 and 2020, respectively and are included in other assets on the balance sheet. The Company recognized tax credits of $4.0 million, $4.0 million and $4.5 million in 2021, 2020 and 2019, respectively and amortization expense of $3.3 million, $3.3 million, and $3.7 million in 2021, 2020 and 2019, respectively resulting from NMTC investments. NMTC investments are funded in full in the year they begin. There are no unfunded commitments.

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2021
Core deposit intangibles	$27,433	$(10,311)	17,122
Customer relationship intangibles	3,350	(2,906)	444
Total	$30,783	$(13,217)	$17,566
As of December 31, 2020
Core deposit intangibles	$33,411	$(15,076)	$18,335
Customer relationship intangibles	3,350	(2,686)	664
Total	$36,761	$(17,762)	$18,999

Estimated amortization of intangible assets for the next five years, as of December 31, 2021, is as follows (dollars in thousands):

Estimated Amortization
2022	$2,879
2023	2,862
2024	2,862
2025	2,645
2026	2,033

At December 31, 2021, the weighted-average remaining life of all intangible assets was approximately 6.6 years, which consisted of customer relationship intangibles with a weighted-average life of 3.5 years and core deposit intangibles with a weighted-average life of 6.7 years.

The following is a summary of goodwill by business segment:

				Other	Executive,
	Metropolitan	Community	Pegasus	Financial	Operations
	Banks	Banks	Bank	Services	& Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2021
Balance at beginning and end of period	$13,767	$61,212	$68,855	$5,464	$624	$149,922

Year Ended December 31, 2020
Balance at beginning of period	$13,767	$59,894	$68,855	$5,464	$624	$148,604
Acquisitions	—	1,318	—	—	—	1,318
Balance at end of period	$13,767	$61,212	$68,855	$5,464	$624	$149,922

The Company acquired Citizens on March 5, 2020, which added $1.3 million in goodwill.

(8) TIME DEPOSITS

Time deposits include certificates of deposit and individual retirement accounts.

At December 31, 2021, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2022	$465,804
2023	95,294
2024	34,946
2025	19,649
2026	19,273
Total	$634,966

The following table is a summary of time deposits that meet or exceed the current Federal Deposit Insurance Corporation ("FDIC") insurance limit for the periods presented:

	December 31,
	2021	2020
	(Dollars in thousands)
Time deposits of $250,000 or more	$150,393	$154,646

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2021	2020
	(Dollars in thousands)
Federal funds purchased	$—	$1,100
Weighted average interest rate	0.08%	0.30%
End of period interest rate	0.10%	0.05%

Federal funds purchased represent borrowings of overnight funds from other financial institutions.

(10) LINES OF CREDIT

BancFirst has a line of credit from the FHLB of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. BancFirst's assets, including residential first mortgages of $860.8 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2021, BancFirst had the ability to draw up to $672.2 million on the FHLB line of credit based on FHLB stock holdings of $651,100 with no advances outstanding. In addition, BancFirst has a $25.0 million line of credit with another financial institution that is an overnight federal funds facility. Pegasus Bank also has a $20.0 million line of credit with another financial institution that is an overnight federal funds facility.

(11) SUBORDINATED DEBT

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

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Current taxes:
Federal	$28,359	$25,974	$26,247
State	5,365	7,443	7,288
Deferred taxes	7,044	(9,491)	1,148
Total income taxes	$40,768	$23,926	$34,683

Income tax (benefit) expense applicable to securities transactions approximated $220,000, $(82,000) and $171,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table. The federal statutory tax rate was 21% in 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Tax expense at the federal statutory tax rate	$43,764	$25,937	$35,377
Increase (decrease) in tax expense from:
Tax-exempt income, net	(436)	(507)	(581)
Modified endowment life contracts	(501)	(508)	(519)
Share based compensation excess tax benefit	(1,643)	(412)	(765)
Tax deductible dividends paid on ESOP	(490)	(453)	—
State tax expense, net of federal tax benefit	4,779	5,606	5,757
Bargain purchase gain	(1,007)	—	—
Utilization of tax credits:
New markets tax credits, net of tax expense	(3,192)	(3,121)	(3,547)
Low-income housing tax credits, net of amortization	(1,533)	(1,273)	(1,266)
Other tax credits	(379)	(320)	—
Other, net	1,406	(1,023)	227
Total tax expense	$40,768	$23,926	$34,683

The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2021	2020
	(Dollars in thousands)
Provision for credit losses	$17,654	$22,500
Write-downs of other real estate owned	255	143
Deferred compensation	2,320	2,325
Stock-based compensation	1,575	1,672
Investments in partnership interests	3,840	4,695
Other	901	405
Gross deferred tax assets	26,545	31,740
Unrealized net gains on securities	(684)	(2,513)
Premium on securities of banks acquired	(120)	(144)
Intangibles	(5,756)	(6,135)
Basis difference related to tax credits	(2,979)	(2,127)
Depreciation	(14,545)	(11,529)
Prepaid expense deducted	(1,120)	(1,208)
Other	(169)	(178)
Gross deferred tax liabilities	(25,373)	(23,834)
Net deferred tax asset	$1,172	$7,906

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2021, 2020 and 2019, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination, which includes tax return years 2018 to 2020. In addition, the 2018 return was amended and therefore will remain open through 2023. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

The Company has had a nonqualified incentive stock option plan, the BancFirst Corporation Stock Option Plan (the “Employee Plan”), since May 1986. At December 31, 2021, there were 158,500 shares available for future grants. The Employee Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company has had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) since June 1999. Each non-employee director is granted an option for 10,000 shares. At December 31, 2021, there were 40,000 shares available for future grants. The Non-Employee Directors’ Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options in cash on a limited basis at the discretion of the Company. During the year ended December 31, 2021, the Company had cash settlements for 121,330 shares for a total net cash settlement of options of $5.5 million that did not increase the outstanding shares of the Company.

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Year Ended December 31, 2021
Outstanding at December 31, 2020	1,343,080	$35.28
Options granted	179,500	62.13
Options exercised	(214,330)	23.40
Options canceled, forfeited, or expired	(5,000)	44.23
Outstanding at December 31, 2021	1,303,250	40.90	8.40Yrs	$38,656
Exercisable at December 31, 2021	614,875	28.03	7.15Yrs	$26,153

Year Ended December 31, 2020
Outstanding at December 31, 2019	1,257,730	$32.70
Options granted	171,000	48.89
Options exercised	(76,650)	20.53
Options canceled, forfeited, or expired	(9,000)	58.26
Outstanding at December 31, 2020	1,343,080	35.28	8.61Yrs	$31,453
Exercisable at December 31, 2020	710,330	25.06	6.94Yrs	$23,894

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Total intrinsic value of options exercised	$9,264	$2,315	$3,982
Cash received from options exercised	5,015	1,574	2,282
Tax benefit realized from options exercised	2,360	590	1,014

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Stock-based compensation expense	$2,133	$1,516	$1,277
Tax benefit	513	386	325
Stock-based compensation expense, net of tax	$1,620	$1,130	$952

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

December 31, 2021
(Dollars in thousands)
Unearned stock-based compensation expense	$7,109

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Year Ended December 31,
	2021	2020	2019
Weighted average grant-date fair value per share of options granted	$21.16	$10.85	$13.34
Risk-free interest rate	1.30 to 1.74%	0.64 to 1.13%	1.55 to 2.76%
Dividend yield	2.00%	2.00%	2.00%
Stock price volatility	35.55 to 36.39%	22.84 to 36.1%	22.93 to 23.63%
Expected term	10 Yrs	10 Yrs	10 Yrs

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

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of December 31, 2021, there are 34,125 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 5,400 and 8,218 shares of common stock distributed from the Deferred Stock Compensation Plan during the years ended December 31, 2021 and 2020, respectively.

A summary of the accumulated stock units is as follows:

	December 31,
	2021	2020
Accumulated stock units	152,754	148,278
Average price	$30.86	$28.57

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

	December 31,
	2021	2020	2019
	(Dollars in thousands)
401(k) contributions	$2,856	$2,986	$2,526
ESOP contributions	4,317	3,689	4,403
Total contributions	$7,173	$6,675	$6,929

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2021, 2020 and 2019 the Company’s authorized and outstanding preferred and common stock was as follows:

	No. of Shares Authorized at	No. of Shares Outstanding at December 31,
Class of Stock	December 31, 2021	2021	2020	2019	Par Value Per Share	Dividends	Voting Rights
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	5.00	As declared	Non-voting
Common	40,000,000	32,603,118	32,719,852	32,694,268	1.00	As declared	Voting

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

(c) Common stock: At December 31, 2021, 2020 and 2019 the shares issued equaled shares outstanding.

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

The following table is a summary of the shares under the program:

	Year Ended December 31,
	2021	2020	2019
Number of shares repurchased	212,296	59,284	26,670
Average price of shares repurchased	$54.94	$52.26	$60.04
Shares remaining to be repurchased	500,486	62,782	122,066

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2022, approximately $153.3 million of the equity of BancFirst was available for dividend payments to the Company. During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

The Company, BancFirst and Pegasus Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s, BancFirst’s and Pegasus Bank’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of December 31, 2021, the Company, BancFirst and Pegasus Bank met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

	Actual		Required For Capital Adequacy Purposes		With Capital Consevation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,171,215	17.30%	$541,493	8.00%	$710,709	10.50%	N/A	N/A
BancFirst	1,004,835	16.75%	479,883	8.00%	629,847	10.50%	$599,854	10.00%
Pegasus Bank	88,224	11.62%	60,765	8.00%	79,754	10.50%	75,956	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,002,096	14.80%	$304,590	4.50%	$473,806	7.00%	N/A	N/A
BancFirst	909,817	15.17%	269,934	4.50%	419,898	7.00%	$389,905	6.50%
Pegasus Bank	82,056	10.80%	34,180	4.50%	53,170	7.00%	49,372	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,028,096	15.19%	$406,120	6.00%	$575,336	8.50%	N/A	N/A
BancFirst	929,817	15.50%	359,913	6.00%	509,876	8.50%	$479,883	8.00%
Pegasus Bank	82,056	10.80%	45,574	6.00%	64,563	8.50%	60,765	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$1,028,096	9.14%	$449,847	4.00%	N/A	N/A	N/A	N/A
BancFirst	929,817	9.22%	403,460	4.00%	N/A	N/A	$504,325	5.00%
Pegasus Bank	82,056	6.98%	47,054	4.00%	N/A	N/A	58,817	5.00%
As of December 31, 2020:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$997,383	15.64%	$510,110	8.00%	$669,519	10.50%	N/A	N/A
BancFirst	898,714	15.59%	461,142	8.00%	605,248	10.50%	$576,427	10.00%
Pegasus Bank	70,922	11.85%	47,893	8.00%	62,860	10.50%	59,866	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$891,534	13.98%	$286,937	4.50%	$446,346	7.00%	N/A	N/A
BancFirst	806,478	13.99%	259,392	4.50%	403,499	7.00%	$374,678	6.50%
Pegasus Bank	66,150	11.05%	26,940	4.50%	41,906	7.00%	38,913	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$917,534	14.39%	$382,583	6.00%	$541,992	8.50%	N/A	N/A
BancFirst	826,478	14.34%	345,856	6.00%	489,963	8.50%	$461,142	8.00%
Pegasus Bank	66,150	11.05%	35,920	6.00%	50,886	8.50%	47,893	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$917,534	9.63%	$380,952	4.00%	N/A	N/A	N/A	N/A
BancFirst	826,478	9.48%	348,666	4.00%	N/A	N/A	$435,833	5.00%
Pegasus Bank	66,150	8.10%	32,682	4.00%	N/A	N/A	40,852	5.00%

As of December 31, 2021, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst and Pegasus Bank as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of the Company, BancFirst and Pegasus Bank includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for the Company, BancFirst and Pegasus Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notification of BancFirst and Pegasus Bank’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of Subordinated Notes. The Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines.

In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility are included. The PPP loans the Company originated in 2021 and 2020 are included in the calculation of the Company’s leverage ratio as of December 31, 2021 and December 31, 2020 as the Company did not utilize the PPP Facility for funding purposes.

In connection with the adoption of ASC 326, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $2.3 million in 2020. In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected not to adopt the five-year transition option.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Year Ended December 31, 2021
Basic
Income available to common stockholders	$167,630	32,716,099	$5.12
Dilutive effect of stock options	—	598,047
Diluted
Income available to common stockholders plus assumed exercises of stock options	$167,630	33,314,146	$5.03
Year Ended December 31, 2020
Basic
Income available to common stockholders	$99,586	32,672,522	$3.05
Dilutive effect of stock options	—	538,430
Diluted
Income available to common stockholders plus assumed exercises of stock options	$99,586	33,210,952	$3.00
Year Ended December 31, 2019
Basic
Income available to common stockholders	$134,879	32,639,396	$4.13
Dilutive effect of stock options	—	690,448
Diluted
Income available to common stockholders plus assumed exercises of stock options	$134,879	33,329,844	$4.05

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options were anti-dilutive for the period.

	Shares	Average Exercise Price
December 31, 2021	189,780	$60.33
December 31, 2020	402,575	52.72
December 31, 2019	180,989	54.73

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2021	2020
	(Dollars in thousands)
ASSETS
Cash	$62,007	$9,081
Investments in subsidiaries	1,117,622	1,003,017
Goodwill	69,478	69,478
Core deposit premium	7,627	8,622
Dividends receivable	13,426	12,750
Other assets	1,515	5,331
Total assets	$1,271,675	$1,108,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$13,954	$13,590
Subordinated debt	85,987	26,804
Stockholders’ equity	1,171,734	1,067,885
Total liabilities and stockholders’ equity	$1,271,675	$1,108,279

STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$54,480	$50,872	$77,559
Interest on interest-bearing deposits	41	1	1,150
Other	1,071	886	451
Total operating income	55,592	51,759	79,160
OPERATING EXPENSE
Interest	3,130	1,965	1,965
Other	3,340	3,317	5,017
Total operating expense	6,470	5,282	6,982
Income before taxes and equity in undistributed earnings of subsidiaries	49,122	46,477	72,178
Allocated income tax benefit	4,191	2,610	2,731
Income before equity in undistributed earnings of subsidiaries	53,313	49,087	74,909
Equity in undistributed earnings of subsidiaries	116,365	51,955	61,194
Amortization of stock-based compensation arrangements of subsidiaries	(2,048)	(1,456)	(1,224)
Net income	$167,630	$99,586	$134,879

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$167,630	$99,586	$134,879
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(116,365)	(51,955)	(61,194)
Amortization of stock-based compensation arrangements of subsidiaries	2,048	1,456	1,224
Other, net	5,056	188	(440)
Net cash provided by operating activities	58,369	49,275	74,469
INVESTING ACTIVITIES
Payments for investments in subsidiaries	(9,000)	(1,000)	(134,457)
Other, net	4,429	(1,175)	(418)
Net cash used in investing activities	(4,571)	(2,175)	(134,875)
FINANCING ACTIVITIES
Issuance of common stock	2,260	1,790	2,484
Common stock acquired	(11,663)	(3,098)	(1,601)
Net cash settlement of options	(5,479)	—	—
Cash dividends paid	(45,140)	(42,472)	(39,805)
Proceeds from the issuance of subordinated notes, net of debt issuance costs	59,150	—	—
Net cash used in financing activities	(872)	(43,780)	(38,922)
Net increase (decrease) in cash and due from banks	52,926	3,320	(99,328)
Cash and due from banks at the beginning of the period	9,081	5,761	105,089
Cash and due from banks at the end of the period	$62,007	$9,081	$5,761
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$3,130	$1,966	$5,131
Cash received during the period for income taxes, net	$4,411	$2,812	$4,518

(18) RELATED PARTY TRANSACTIONS

Refer to Note (5) for information regarding loan transactions with related parties.

(19) COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit, which involve elements of credit and interest rate risk to varying degrees. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument’s contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the balance sheet. The amounts of financial instruments with off-balance-sheet risk are as follows:

	December 31,
	2021	2020
	(Dollars in thousands)
Loan commitments	$2,084,706	$1,779,857
Stand-by letters of credit	82,841	96,311

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

Rental expense on all operating leases, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2021	$1,560
2020	1,894
2019	1,633

A right of use lease asset included in accrued interest receivable and other assets on the balance sheet totaled $5.0 million at December 31, 2021 compared to $4.4 million at December 31, 2020, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $4.9 million at December 31, 2021 compared to $4.3 million at December 31, 2020. As of December 31, 2021, our operating leases have a weighted-average remaining lease term of 3.5 years and a weighted-average discount rate of 2.6 percent.

Maturity of Operating Lease Liabilities

The following table presents minimum future commitments by year for the Company’s operating leases. Such commitments are reflected as undiscounted values and are reconciled to the discounted present value recognized on the balance sheet.

December 31, 2021
(Dollars in thousands)
2022	$1,405
2023	1,027
2024	664
2025	608
2026	508
Thereafter	1,396
Total lease payments	5,608
Less imputed interest	(732)
Operating lease liability	$4,876

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the balance sheet as premises and equipment. The Company had operating lease revenue of $4.9 million, $5.3 million and $6.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Lease revenue is included in occupancy, net on the consolidated statement of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have operating leases that extend beyond 2030. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

December 31, 2021
(Dollars in thousands)
2022	$3,375
2023	2,636
2024	2,574
2025	1,946
2026	1,547
2027-2030	2,921
Total future minimum lease payments	$14,999

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2021
Debt securities available for sale:
U.S. Treasury	$457,628	$—	$—	$457,628
U.S. federal agencies	—	21,942	—	21,942
Mortgage-backed securities	—	29,283	—	29,283
States and political subdivisions	—	5,999	320	6,319
Asset backed securities	—	13,357	—	13,357
Other debt securities	—	2,994	—	2,994
Derivative assets	—	8,946	—	8,946
Derivative liabilities	—	8,237	—	8,237

December 31, 2020
Debt securities available for sale:
U.S. Treasury	$475,236	$—	$—	$475,236
U.S. federal agencies	—	19,638	—	19,638
Mortgage-backed securities	—	15,696	—	15,696
States and political subdivisions	—	28,793	155	28,948
Asset backed securities	—	—	12,714	12,714
Derivative assets	—	991	—	991
Derivative liabilities	—	872	—	872

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Twelve Months Ended December 31,
	2021	2020
	(Dollars in thousands)
Balance at the beginning of the year	$12,869	$12,714
Transfers (to)/from level 2	(12,714)	1,643
Purchases	240	—
Settlements	(75)	(1,473)
Total unrealized losses	—	(15)
Balance at the end of the period	$320	$12,869

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the year ended December 31, 2021, the Company transferred debt securities from Level 3 to Level 2 due to a review of the pricing models that determined some asset backed debt securities to be Level 2. During the year ended December 31, 2020, the Company transferred debt securities from Level 2 to Level 3 due to a review of the pricing models that determined some state and political subdivisions bonds to be Level 3.

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

The following table summarizes assets measured at fair value on a nonrecurring basis. The fair value represents end of period values, which approximate fair value measurements that occurred on various measurement dates throughout the period:

Total Fair Value Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended December 31, 2021
Equity securities	$10,590
Collateral dependent loans	13,195
Repossessed assets	78
Other real estate owned	7,496

As of and for the Year-to-date Period Ended December 31, 2020
Equity securities	$10,098
Collateral dependent loans	11,347
Repossessed assets	291
Other real estate owned	32,066

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

Loans Held For Sale

The Company originates mortgage loans to be sold. At the time of origination, the acquiring bank has already been determined and the terms of the loan, including interest rate, have already been set by the acquiring bank allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination. Loans held for sale are valued using Level 2 inputs. Gains or losses recognized upon the sale of the loans are determined on a specific identification basis. At December 31, 2020, the Company’s principal subsidiary bank, BancFirst, had approximately $21.6 million in loans at its Hugo, Oklahoma branch that it had entered into an agreement to sell to AmeriState Bank in Atoka, Oklahoma.

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$2,050,022	$2,050,022	$1,616,912	$1,616,912
Federal funds sold	800	800	—	—
Debt securities held for investment	32	33	59	62
Loans held for sale	24,776	24,776	53,719	53,719
Level 3 inputs:
Debt securities held for investment	2,945	2,945	2,905	2,922
Loans, net of allowance for credit losses	6,085,506	6,059,716	6,303,140	6,347,803
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	8,091,914	8,161,553	8,064,704	8,084,695
Short-term borrowings	—	—	1,100	1,100
Subordinated debt	85,987	90,391	26,804	30,535
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		3,648		3,115
Letters of credit		621		722

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment, of which there was none as of December 31, 2021 or 2020. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at December 31, 2021 or 2020.

(22) DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		December 31,
		2021		2020
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	2,585	$6,563	50	$53
Derivative liabilities	Barrels	(2,585)	(6,129)	(50)	(43)

Natural Gas
Derivative assets	MMBTUs	19,752	2,383	4,663	938
Derivative liabilities	MMBTUs	(19,752)	(2,108)	(4,663)	(829)

Total Fair Value	Included in
Derivative assets	Other assets		8,946		991
Derivative liabilities	Other liabilities		(8,237)		(872)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Derivative income	$266	$50	$3

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	December 31,
	2021	2020
	(Dollars in thousands)
Credit exposure	$—	$965

Balance Sheet Offsetting

Derivatives may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company’s derivative transactions with upstream financial institution counterparties and bank customers are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements, which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset such financial instruments for financial reporting purposes.

(23) SEGMENT INFORMATION

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

The results of operations and selected financial information for the five business units are as follows:

	Metropolitan Banks	Community Banks	Pegasus Bank	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2021
Net interest income	$77,840	$180,925	$24,222	$35,244	$(3,295)	$721	$315,657
Provision for/(benefit from) credit losses	(5,474)	(4,694)	1,395	109	(26)	—	(8,690)
Noninterest income	23,257	65,600	1,448	47,124	203,005	(170,402)	170,032
Depreciation and amortization	2,593	10,483	782	557	5,626	—	20,041
Other expenses	39,356	110,574	15,317	60,435	41,199	(941)	265,940
Income before taxes	$64,622	$130,162	$8,176	$21,267	$152,911	$(168,740)	$208,398
Total assets	$2,627,874	$5,821,220	$1,045,699	$71,694	$1,201,974	$(1,362,849)	$9,405,612
Capital expenditures	$1,612	$7,390	$363	$400	$17,486	$—	$27,251
December 31, 2020
Net interest income	$85,464	$175,757	$21,360	$23,500	$79	$508	$306,668
Provision for credit losses	30,202	29,827	1,916	562	141	—	62,648
Noninterest income	18,664	60,386	1,071	41,549	118,491	(102,939)	137,222
Depreciation and amortization	2,639	10,603	760	500	3,922	—	18,424
Other expenses	36,746	111,341	13,831	44,918	33,588	(1,118)	239,306
Income before taxes	$34,541	$84,372	$5,924	$19,069	$80,919	$(101,313)	$123,512
Total assets	$2,729,886	$5,527,611	$919,572	$137,122	$1,073,507	$(1,175,341)	$9,212,357
Capital expenditures	$1,087	$9,946	$1,775	$450	$53,188	$—	$66,446
December 31, 2019
Net interest income	$86,511	$177,330	$8,657	$5,763	$3,660	$—	$281,921
Provision for credit losses	2,143	5,606	140	(69)	467	—	8,287
Noninterest income	18,608	64,485	483	40,270	152,320	(138,937)	137,229
Depreciation and amortization	2,463	10,218	274	603	2,431	—	15,989
Other expenses	37,549	109,044	4,939	25,408	50,941	(2,569)	225,312
Income before taxes	$62,964	$116,947	$3,787	$20,091	$102,141	$(136,368)	$169,562
Total assets	$2,806,021	$4,998,247	$738,351	$102,442	$950,920	$(1,030,223)	$8,565,758
Capital expenditures	$4,349	$11,219	$83	$1,220	$10,183	$—	$27,054

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

(24) SUBSEQUENT EVENT

On January 10, 2022, the Company purchased United States Treasury Notes of $600 million par value with an average yield of 1.42% and an average maturity of 53 months. The effect of this purchase was included in the consolidated financial statements of the Company from the date of purchase forward.

On February 8, 2022, BancFirst Corporation acquired Worthington National Bank (“Worthington”), for an aggregate cash purchase price of $77.7 million. Worthington is chartered and regulated by the Office of the Comptroller of the Currency (OCC), with one banking location in Arlington, Texas, one in Colleyville, Texas and two in Fort Worth, Texas. At acquisition, Worthington had approximately $470.3 million in total assets, $260.9 million in loans and $429.9 million in deposits. Worthington will continue to operate as “Worthington National Bank” and will remain a wholly-owned subsidiary of BancFirst Corporation. BancFirst Corporation intends to provide an appropriate amount of capital or other support to increase Worthington’s ability to approve larger loans and allow Worthington to continue to grow their assets. The initial accounting for the business combination is not complete due to limited time since the acquisition date. The acquisition did not have a material effect on the Company's consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2021.

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

No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter of 2021 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2021.
BKD LLP, independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

February 25, 2022

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

Stockholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Internal Control over Financial Reporting

We have audited BancFirst Corporation's (the "Company") internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013), issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 25, 2022, expressed an unqualified opinion thereon.

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

February 25, 2022

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K will be contained in the 2022 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2022 Proxy Statement under the caption “Delinquent Section 16(a) Reports” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2022 Proxy Statement under the caption “Corporate Code of Conduct” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2022 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 201(d) of Regulation S-K will be contained in the 2022 Proxy Statement under the caption “Equity Compensation Plan Information” and is hereby incorporated by reference.

The information required by Item 403 of Regulation S-K will be contained in the 2022 Proxy Statement under the caption “Security Ownership” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K will be contained in the 2022 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2022 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference. Our independent registered public accounting firm is BKD, LLP, Oklahoma City, OK PCAOB ID: 686

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
(1)
Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flow for the three years ended December 31, 2021, 2020 and 2019

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

3.2

Restated Certificate of Incorporation of BancFirst Corporation dated August 5, 2021 (filed as exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021 and incorporated herein by reference).

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

10.5	Amendment Number One to the BancFirst Corporation Thrift Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2018 and incorporated herein by reference).

10.6	2019 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.7	2020 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K for dated December 17, 2020 and incorporated herein by reference).

10.8

Amended and Restated BancFirst Corporation Stock Option Plan (filed as exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021 and incorporated herein by reference).

10.9

Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021 and incorporated herein by reference).

10.10

Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021 and incorporated herein by reference).

10.11

Purchase and Sale Agreement and Escrow Instructions by and between Cotter Tower – Oklahoma L.P. and BancFirst Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 5, 2018 and incorporated herein by reference).

10.12

First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between Cotter Tower – Oklahoma L.P. and BancFirst Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 5, 2018 and incorporated herein by reference).

10.13	Subordinated Note Purchase Agreement (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated June 17, 2021 and incorporated herein by reference).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer's Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer's Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s and CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2022	BANCFIRST CORPORATION

/s/ David Harlow
David Harlow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2022.

/s/ David E. Rainbolt	/s/ David R. Harlow
David E. Rainbolt	David R. Harlow
Executive Chairman	President and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis L. Brand
Dennis L. Brand	C. L. Craig, Jr.
Director	Director

/s/ F. Ford Drummond	/s/ Joseph Ford
F. Ford Drummond	Joseph Ford
Director	Director

/s/ Joe R. Goyne
Joe R. Goyne	William O. Johnstone
Director	Vice Chairman of the Board

/s/ Mautra Staley Jones
Mautra Staley Jones	Frank Keating
Director	Director

/s/ Bill G. Lance
Bill G. Lance	Dave R. Lopez
Director	Director

/s/ William Scott Martin	/s/ Tom H. McCasland, III
William Scott Martin	Tom H. McCasland, III
Director	Director

/s/ H. E. Rainbolt
H. E. Rainbolt	Robin Roberson
Chairman Emeritus	Director

/s/ Darryl W. Schmidt
Darryl W. Schmidt	Natalie Shirley
Chief Executive Officer, BancFirst and Director	Director

/s/ Michael K. Wallace
Michael K. Wallace	Gregory G. Wedel
Director	Director

/s/ G. Rainey Williams, Jr
G. Rainey Williams, Jr
Director

/s/ Kevin Lawrence	/s/ Randy Foraker
Kevin Lawrence	Randy Foraker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Risk Officer (Principal Accounting Officer)

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The period presented is from January 1, 2017 through December 31, 2021. The graph assumes an investment on January 1, 2017 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investment. The performance graph represents past performance and should not be considered an indication of future performance.

INDEX
325
300
275
250
225
200
175
150
125
100
75
50
12/16
12/17
12/18
12/19
12/20
12/21
DATE
BancFirst Corporation
NASDAQ Bank Stocks (U.S.)
NASDAQ Composite Stock Market (U.S.)