Form 10-Q
period 2022-03-31
BANCFIRST CORP /OK/
filed 2022-05-06
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022 there were 32,731,685 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2022	2021
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$274,872	$228,819
Interest-bearing deposits with banks	3,816,532	1,821,203
Federal funds sold	3,489	800
Debt securities held for investment (fair value: $2,917 and $2,978, respectively)	2,917	2,977
Debt securities available for sale at fair value	1,208,751	531,523
Loans held for sale	10,137	24,776
Loans held for investment (net of unearned interest)	6,494,340	6,169,442
Allowance for credit losses	(87,239)	(83,936)
Loans, net of allowance for credit losses	6,407,101	6,085,506
Premises and equipment, net	283,843	269,047
Other real estate owned	39,617	39,475
Intangible assets, net	25,456	17,566
Goodwill	176,563	149,922
Accrued interest receivable and other assets	375,153	233,998
Total assets	$12,624,431	$9,405,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$5,216,266	$3,775,387
Interest-bearing	6,034,705	4,316,527
Total deposits	11,250,971	8,091,914
Short-term borrowings	3,300	—
Accrued interest payable and other liabilities	116,357	55,977
Subordinated debt	86,001	85,987
Total liabilities	11,456,629	8,233,878

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,725,587 and 32,603,118, respectively	32,726	32,603
Capital surplus	163,392	159,914
Retained earnings	1,001,200	977,067
Accumulated other comprehensive (loss) income, net of tax of $9,166 and $(684), respectively	(29,516)	2,150
Total stockholders' equity	1,167,802	1,171,734
Total liabilities and stockholders' equity	$12,624,431	$9,405,612

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
INTEREST INCOME
Loans, including fees	$72,954	$77,662
Debt securities:
Taxable	3,781	1,693
Tax-exempt	26	70
Federal funds sold	1	—
Interest-bearing deposits with banks	1,757	595
Total interest income	78,519	80,020
INTEREST EXPENSE
Deposits	1,981	2,322
Short-term borrowings	1	1
Subordinated debt	1,030	491
Total interest expense	3,012	2,814
Net interest income	75,507	77,206
Provision for credit losses	2,936	—
Net interest income after provision for credit losses	72,571	77,206
NONINTEREST INCOME
Trust revenue	3,506	3,102
Service charges on deposits	21,375	19,100
Securities transactions (includes accumulated other comprehensive loss reclassifications of $1,536 and $0, respectively)	(3,915)	95
Income from sales of loans	1,666	2,010
Insurance commissions	7,427	5,989
Cash management	3,131	3,003
Gain on sale of other assets	45	2,639
Other	10,415	3,997
Total noninterest income	43,650	39,935
NONINTEREST EXPENSE
Salaries and employee benefits	43,932	39,577
Occupancy, net	4,403	4,348
Depreciation	4,775	3,877
Amortization of intangible assets	831	793
Data processing services	1,805	1,678
Net expense from other real estate owned	1,794	1,510
Marketing and business promotion	2,073	1,879
Deposit insurance	1,128	876
Other	11,771	10,425
Total noninterest expense	72,512	64,963
Income before taxes	43,709	52,178
Income tax expense	7,794	9,658
Net income	$35,915	$42,520
NET INCOME PER COMMON SHARE
Basic	$1.10	$1.30
Diluted	$1.08	$1.27
OTHER COMPREHENSIVE (LOSS) GAIN
Unrealized losses on debt securities, net of tax of $10,219 and $336, respectively	(32,833)	(1,006)
Reclassification adjustment for losses included in net income, net of tax of $(369) and $0, respectively	1,167	—
Other comprehensive loss, net of tax of $9,850 and $336, respectively	(31,666)	(1,006)
Comprehensive income	$4,249	$41,514

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
COMMON STOCK
Issued at beginning of period	$32,603	$32,720
Shares issued for stock options	123	51
Issued at end of period	$32,726	$32,771
CAPITAL SURPLUS
Balance at beginning of period	$159,914	$156,574
Common stock issued for stock options	3,020	1,258
Net cash settlement of options	—	(958)
Stock-based compensation arrangements	458	576
Balance at end of period	$163,392	$157,450
RETAINED EARNINGS
Balance at beginning of period	$977,067	$871,161
Net income	35,915	42,520
Dividends on common stock ($0.36 and $0.34 per share, respectively)	(11,782)	(11,134)
Net cash settlement of options	—	(4,521)
Balance at end of period	$1,001,200	$898,026
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (losses)/gains on securities:
Balance at beginning of period	$2,150	$7,430
Net change	(31,666)	(1,006)
Balance at end of period	$(29,516)	$6,424
Total stockholders’ equity	$1,167,802	$1,094,671

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,915	$42,520
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	2,936	—
Depreciation and amortization	5,606	4,670
Net amortization of securities premiums and discounts	1,921	369
Realized securities losses/(gains)	3,915	(95)
Gain on sales of loans	(1,666)	(2,010)
Cash receipts from the sale of loans originated for sale	83,749	114,517
Cash disbursements for loans originated for sale	(67,444)	(98,043)
Deferred income tax benefit	(968)	(738)
Gain on sale of other assets	(771)	(2,584)
Increase/(decrease) in interest receivable	(4,714)	235
Increase/(decrease) in interest payable	485	(329)
Amortization of stock-based compensation arrangements	458	576
Excess tax benefit from stock-based compensation arrangements	(1,024)	(1,551)
Other, net	5,209	11,504
Net cash provided by operating activities	63,607	69,041
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	121,099	—
Net cash paid from sale of assets and liabilities, net of cash received	—	(13,733)
Net increase in federal funds sold	(76)	—
Purchases of available for sale debt securities	(966,818)	(210,662)
Proceeds from maturities, calls and paydowns of held for investment debt securities	61	7
Proceeds from maturities, calls and paydowns of available for sale debt securities	19,689	243,597
Proceeds from sales of available for sale securities	222,473	—
Purchase of equity securities	(144)	(171)
Proceeds from paydowns and sales of equity securities	697	194
Net change in loans	(67,669)	32,053
Net payments on derivative asset contracts	(70,694)	(671)
Purchases of premises, equipment and computer software	(6,896)	(7,718)
Purchase of tax credits	(770)	(1,262)
Other, net	3,078	2,858
Net cash (used in) provided by investing activities	(745,970)	44,492
FINANCING ACTIVITIES
Net change in deposits	2,729,040	1,344,608
Net change in short-term borrowings	3,300	2,650
Issuance of common stock in connection with stock options, net	3,143	1,309
Net cash settlement of options	—	(5,479)
Cash dividends paid	(11,738)	(11,125)
Net cash provided by financing activities	2,723,745	1,331,963
Net increase in cash, due from banks and interest-bearing deposits	2,041,382	1,445,496
Cash, due from banks and interest-bearing deposits at the beginning of the period	2,050,022	1,616,912
Cash, due from banks and interest-bearing deposits at the end of the period	$4,091,404	$3,062,408
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,503	$3,155
Cash paid during the period for income taxes	$—	$1,300
Noncash investing and financing activities:
Cash consideration for acquisitions	$77,685	$—
Fair value of assets acquired in acquisitions	$510,888	$—
Liabilities assumed in acquisitions	$433,203	$—
Unpaid common stock dividends declared	$11,781	$11,134

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., Pegasus Bank ("Pegasus"), Worthington National Bank ("Worthington") and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BFTower, LLC, BFC-PNC LLC, and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with U.S. GAAP for interim financial information and the instructions for Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). The information contained in the financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Recent Accounting Pronouncements

Standards Not Yet Adopted:

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments – Credit Losses (Topic 326).” ASU 2022-02 eliminates the TDR recognition and measurement guidance and, instead, requires that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan. The Company has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings when adopted. In addition, the update requires that the Company disclose current-period write-offs by year of origination for financing receivables. The current-period write-off amendment should be applied prospectively. The amendments are effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption is permitted; however the Company expects to adopt ASU 2022-02 on January 1, 2023. ASU No. 2022-02 is not expected to have a significant impact on the Company’s financial statements.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On February 8, 2022, BancFirst Corporation acquired Worthington for an aggregate cash purchase price of $77.7 million. Worthington is chartered and regulated by the Office of the Comptroller of the Currency (OCC) with one banking location in Arlington, Texas, one in Colleyville, Texas and two in Fort Worth, Texas. At acquisition, Worthington had approximately $484 million in total assets, $257 million in loans and $430 million in deposits. Worthington will continue to operate as “Worthington National Bank” under a separate OCC charter and remain a separate subsidiary of BancFirst Corporation governed by its existing board of directors. BancFirst Corporation intends to provide an appropriate amount of capital or other support to increase Worthington’s ability to approve larger loans and allow Worthington to continue to grow earning assets. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $8.7 million and goodwill of approximately $26.6 million. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements.

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

On May 20, 2021, the Company purchased approximately $284 million in total assets, which included approximately $195 million in loans, and assumed approximately $256 million in deposits and certain other obligations, from The First National Bank and Trust Company of Vinita, Oklahoma for a purchase price of approximately $21 million. The Company recorded a bargain purchase gain related to this purchase of approximately $4.8 million, which was included in other noninterest income on the statement of comprehensive income and in other operating activities on the statement of cash flow during the second quarter of 2021. The bargain purchase gain is a noncash item on the statement of cash flow. In addition, the Company recorded expenses related to this purchase of approximately $4.8 million, which were included in noninterest expense during the second quarter of 2021. As a result of the purchase, the Company recorded a core deposit intangible of approximately $1.7 million. The effect of this purchase was included in the consolidated financial statement of the Company from the date of purchase forward. The purchase did not have a material effect on the Company’s consolidated financial statements. The First National Bank and Trust Company of Vinita was a nationally chartered bank with two banking locations in Vinita and Grove, Oklahoma.

On January 22, 2021, the Company sold approximately $21 million in loans and approximately $38 million in deposits from its Hugo, Oklahoma branch to AmeriState Bank in Atoka, Oklahoma. The Company recorded a gain on the transaction of $2.5 million, which is included in noninterest income in the first quarter of 2021.

(3) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022	(Dollars in thousands)
Mortgage backed securities (1)	$27	$—	$—	$27
States and political subdivisions	2,390	—	—	2,390
Other securities	500	—	—	500
Total	$2,917	$—	$—	$2,917
December 31, 2021
Mortgage backed securities (1)	$32	$1	$—	$33
States and political subdivisions	2,445	—	—	2,445
Other securities	500	—	—	500
Total	$2,977	$1	$—	$2,978

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022	(Dollars in thousands)
U.S. treasuries	$1,184,289	$1,005	$(38,996)	$1,146,298
U.S. federal agencies	20,216	320	(2)	20,534
Mortgage backed securities (1)	21,708	51	(798)	20,961
States and political subdivisions	4,861	76	(85)	4,852
Asset backed securities	13,359	—	(79)	13,280
Other securities	3,000	—	(174)	2,826
Total	$1,247,433	$1,452	$(40,134)	$1,208,751
December 31, 2021
U.S. treasuries	$455,701	$3,693	$(1,766)	$457,628
U.S. federal agencies	21,609	335	(2)	21,942
Mortgage backed securities (1)	28,897	400	(14)	29,283
States and political subdivisions	6,128	194	(3)	6,319
Asset backed securities	13,354	3	—	13,357
Other securities	3,000	—	(6)	2,994
Total	$528,689	$4,625	$(1,791)	$531,523

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

	March 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$581	$581	$577	$577
After one year but within five years	2,332	2,332	2,396	2,397
After five years but within ten years	4	4	4	4
After ten years	—	—	—	—
Total	$2,917	$2,917	$2,977	$2,978
Available for Sale
Contractual maturity of debt securities:
Within one year	$52,902	$53,213	$58,478	$58,688
After one year but within five years	956,577	917,966	408,253	410,049
After five years but within ten years	189,828	190,010	10,851	11,011
After ten years	48,126	47,562	51,107	51,775
Total debt securities	$1,247,433	$1,208,751	$528,689	$531,523

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Book value of pledged securities	$483,135	$473,026

The following is a detail of proceeds from sales and the realized losses on available for sale debt securities:

	March 31, 2022	March 31, 2021
	(Dollars in thousands)
Proceeds	$222,473	$—
Gross losses realized	3,990	—

During the three months ended March 31, 2022, the Company sold $226 million of debt securities with an average yield of 0.16%, which were subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. The Company used specific identification to reclassify the unrealized loss in other comprehensive income to a realized loss, as shown in the consolidated statements of comprehensive income. There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the three months ended March 31, 2021.

Realized gains/losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at March 31, 2022 and December 31, 2021 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
March 31, 2022
Available for Sale
U.S. treasuries	50	$1,030,589	$38,875	$4,876	$121	$1,035,465	$38,996
U.S. federal agencies	2	403	2	—	—	403	2
Mortgage backed securities	63	20,084	798	—	—	20,084	798
States and political subdivisions	6	2,177	85	—	—	2,177	85
Asset backed securities	1	13,280	79	—	—	13,280	79
Other securities	1	2,826	174	—	—	2,826	174
Total	123	$1,069,359	$40,013	$4,876	$121	$1,074,235	$40,134
December 31, 2021
Available for Sale
U.S. treasuries	10	$298,080	$1,766	$—	$—	$298,080	$1,766
U.S. federal agencies	1	376	2	—	—	376	2
Mortgage backed securities	7	2,824	14	—	—	2,824	14
States and political subdivisions	2	505	3	—	—	505	3
Other securities	1	2,994	6	—	—	2,994	6
Total	21	$304,779	$1,791	$—	$—	$304,779	$1,791

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of March 31, 2022 and December 31, 2021, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$784,619	$684,739
Commercial real estate non-owner occupied	1,160,506	1,095,324
Construction and development < 60 months	458,859	415,466
Construction residential real estate < 60 months	282,027	254,524
Residential real estate first lien	1,032,732	937,006
Residential real estate all other	160,843	161,018
Farmland	276,465	272,179
Commercial and agricultural non-real estate	1,291,627	1,256,487
Consumer non-real estate	419,490	413,370
Oil and gas	427,792	428,908
Other loans (2)	199,380	250,421
Total (1)	$6,494,340	$6,169,442
(1) Excludes accrued interest receivable of $22.1 million at March 31, 2022 and $21.0 million at December 31, 2021, that is recorded in accrued interest receivable and other assets.

(2) Includes PPP loans held for investment of $30.6 million, net of unamortized processing fees of $394,000, at March 31, 2022 and $80.4 million, net of unamortized processing fees of $2.0 million, at December 31, 2021.

Other loans. Other loans consist of loans approved by the Small Business Administration (“SBA”), which include loans funded through the Paycheck Protection Program (“PPP”). Since PPP loans are fully guaranteed by the SBA, there is no expected credit loss related to these loans. In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. The Company had processing fees, which were recognized as interest income related to the PPP loans totaling $1.7 million and $9.8 million during the three months ended March 31, 2022 and 2021, respectively.

The Company's loans are currently 84% held by BancFirst and 16% held by Pegasus and Worthington. In addition, approximately 64% of the Company's loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

Accounting policies related to appraisals, and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company's portfolio segment descriptions and the weighted average remaining life of portfolio segments are disclosed in Note (5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Troubled Debt Restructurings, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of troubled debt restructurings and other real estate owned and repossessed assets:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Troubled debt restructurings	$2,345	$3,665
Other real estate owned and repossessed assets	$39,729	$39,553

The Company charges interest on principal balances outstanding on troubled debt restructurings during deferral periods. The current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings were not considered to be material.

Other real estate owned includes approximately $2.4 million related to the Company's previous headquarters. As of both March 31, 2022 and December 31, 2021, other real estate owned included a single commercial real estate property recorded at approximately $29.5 million.

During the three months ended March 31, 2022, the Company sold property held in other real estate owned for a total gain of $726,000, compared to a total loss of $55,000 in the three months ended March 31, 2021.

Nonaccrual loans

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $376,000 for the three months ended March 31, 2022 and approximately $521,000 for the three months ended March 31, 2021.

Nonaccrual loans guaranteed by government agencies totaled approximately $3.4 million at March 31, 2022 and approximately $3.3 million at December 31, 2021.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$3,112	$2,900
Commercial real estate non-owner occupied	407	407
Construction and development < 60 months	104	80
Construction residential real estate < 60 months	—	—
Residential real estate first lien	2,391	2,763
Residential real estate all other	133	280
Farmland	4,059	4,224
Commercial and agricultural non-real estate	5,956	7,569
Consumer non-real estate	111	148
Oil and gas	—	1,070
Other loans	1,180	1,451
Total	$17,453	$20,892

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2022
Real estate:
Commercial real estate owner occupied	$731	$4	$1,621	$2,356	$782,263	$784,619	$—
Commercial real estate non-owner occupied	962	407	—	1,369	1,159,137	1,160,506	—
Construction and development < 60 months	106	—	—	106	458,753	458,859	—
Construction residential real estate < 60 months	97	—	—	97	281,930	282,027	—
Residential real estate first lien	3,815	744	2,177	6,736	1,025,996	1,032,732	1,369
Residential real estate all other	350	102	579	1,031	159,812	160,843	559
Farmland	595	433	3,245	4,273	272,192	276,465	37
Commercial and agricultural non-real estate	6,486	2,994	2,891	12,371	1,279,256	1,291,627	214
Consumer non-real estate	2,377	416	387	3,180	416,310	419,490	353
Oil and gas	1,068	83	—	1,151	426,641	427,792	—
Other loans	1,247	1,207	3,836	6,290	193,090	199,380	3,828
Total	$17,834	$6,390	$14,736	$38,960	$6,455,380	$6,494,340	$6,360

As of December 31, 2021
Real estate:
Commercial real estate owner occupied	$972	$223	$1,363	$2,558	$682,181	$684,739	$18
Commercial real estate non-owner occupied	7,244	—	—	7,244	1,088,080	1,095,324	—
Construction and development < 60 months	136	—	—	136	415,330	415,466	—
Construction residential real estate < 60 months	2,264	—	—	2,264	252,260	254,524	—
Residential real estate first lien	3,351	567	2,817	6,735	930,271	937,006	1,704
Residential real estate all other	293	30	451	774	160,244	161,018	431
Farmland	253	37	2,077	2,367	269,812	272,179	139
Commercial and agricultural non-real estate	1,807	199	4,574	6,580	1,249,907	1,256,487	124
Consumer non-real estate	1,873	321	272	2,466	410,904	413,370	254
Oil and gas	—	—	—	—	428,908	428,908	—
Other loans	1,773	347	2,646	4,766	245,655	250,421	2,294
Total	$19,966	$1,724	$14,200	$35,890	$6,133,552	$6,169,442	$4,964

Credit Quality Indicators

The Company considers credit quality indicators to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical credit loss experience and economic conditions. These indicators are reviewed and updated regularly throughout the year. An internal risk grading system is used to indicate the credit risk of loans. The loan grades used by the Company are for internal risk identification purposes and do not directly correlate to regulatory classification categories or any financial reporting definitions. The general characteristics of the risk grades and the table summarizing the Company’s gross loans held for investment by year of origination and internally assigned credit grades as of December 31, 2021, are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades :

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(Dollars in thousands)
As of March 31, 2022
Commercial real estate owner occupied
Grade 1	$53,454	$130,071	$115,334	$94,782	$49,997	$120,371	$24,862	$588,871
Grade 2	39,504	39,029	33,297	22,802	9,986	35,244	10,657	190,519
Grade 3	—	42	459	601	258	541	212	2,113
Grade 4	—	303	591	870	200	845	307	3,116
Total commercial real estate owner occupied	92,958	169,445	149,681	119,055	60,441	157,001	36,038	784,619
Commercial real estate non-owner occupied
Grade 1	27,931	258,527	208,346	116,081	51,072	118,840	37,306	818,103
Grade 2	18,461	52,282	46,895	50,872	42,738	88,046	29,259	328,553
Grade 3	7,063	—	—	3,206	107	2,828	—	13,204
Grade 4	—	407	—	—	207	32	—	646
Total commercial real estate non-owner occupied	53,455	311,216	255,241	170,159	94,124	209,746	66,565	1,160,506
Construction and development < 60 months
Grade 1	53,028	162,575	39,428	42,116	3,719	6,572	35,506	342,944
Grade 2	14,386	32,079	4,323	13,028	1,825	1,314	44,553	111,508
Grade 3	1,198	3,000	105	—	—	—	—	4,303
Grade 4	—	—	33	54	—	17	—	104
Total construction and development < 60 months	68,612	197,654	43,889	55,198	5,544	7,903	80,059	458,859
Construction residential real estate < 60 months
Grade 1	54,418	159,373	4,522	33	—	46	26,274	244,666
Grade 2	8,528	23,471	473	—	—	419	3,957	36,848
Grade 3	410	103	—	—	—	—	—	513
Total construction residential real estate < 60 months	63,356	182,947	4,995	33	—	465	30,231	282,027
Residential real estate first lien
Grade 1	82,439	255,075	172,583	102,582	65,952	174,331	7,895	860,857
Grade 2	11,906	41,467	28,275	15,303	12,622	46,039	—	155,612
Grade 3	1,293	1,506	886	1,839	1,936	4,688	—	12,148
Grade 4	—	131	239	418	983	2,344	—	4,115
Total residential real estate first lien	95,638	298,179	201,983	120,142	81,493	227,402	7,895	1,032,732
Residential real estate all other
Grade 1	5,357	15,974	13,307	7,665	4,976	14,588	31,325	93,192
Grade 2	933	2,028	2,342	1,895	1,470	3,044	52,937	64,649
Grade 3	40	304	95	88	254	946	559	2,286
Grade 4	—	13	178	—	38	101	386	716
Total residential real estate all other	6,330	18,319	15,922	9,648	6,738	18,679	85,207	160,843
Farmland
Grade 1	15,574	44,160	35,899	23,593	12,282	36,405	5,763	173,676
Grade 2	4,505	16,679	7,874	22,007	6,381	16,671	13,102	87,219
Grade 3	1,346	2,896	1,862	1,873	70	2,704	1,880	12,631
Grade 4	—	1,125	379	—	979	224	232	2,939
Total farmland	21,425	64,860	46,014	47,473	19,712	56,004	20,977	276,465
Commercial and agricultural non-real estate
Grade 1	77,553	296,814	93,424	75,665	20,679	67,573	315,085	946,793
Grade 2	17,955	75,007	30,905	20,516	27,531	12,032	138,823	322,769
Grade 3	1,562	2,516	1,717	1,136	2,259	1,105	7,479	17,774
Grade 4	358	799	266	947	509	1,171	241	4,291
Total commercial and agricultural non-real estate	97,428	375,136	126,312	98,264	50,978	81,881	461,628	1,291,627
Consumer non-real estate
Grade 1	55,988	175,287	67,276	36,818	13,972	5,867	21,964	377,172
Grade 2	6,002	16,755	6,569	4,973	1,806	2,179	1,749	40,033
Grade 3	136	636	299	364	129	103	3	1,670
Grade 4	51	143	84	224	110	3	—	615
Total consumer non-real estate	62,177	192,821	74,228	42,379	16,017	8,152	23,716	419,490
Oil and gas
Grade 1	91,575	122,401	32,400	8,174	1,174	110	93,578	349,412
Grade 2	7,623	8,352	8,426	5,558	9,919	278	30,820	70,976
Grade 3	—	4,914	9	—	—	227	1,185	6,335
Grade 4	—	1,000	—	—	—	—	69	1,069
Total oil and gas	99,198	136,667	40,835	13,732	11,093	615	125,652	427,792
Other loans
Grade 1	5,658	60,549	38,097	26,158	18,786	14,429	30,235	193,912
Grade 2	—	296	—	—	65	2,933	471	3,765
Grade 3	—	—	—	—	140	82	1,052	1,274
Grade 4	—	—	17	109	169	52	82	429
Total other loans	5,658	60,845	38,114	26,267	19,160	17,496	31,840	199,380
Total loans held for investment	$666,235	$2,008,089	$997,214	$702,350	$365,300	$785,344	$969,808	$6,494,340

Allowance for Credit Losses Methodology

The Company determines its provision for credit losses and allowance for credit losses using the expected loss methodology that is referred to as the CECL model. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.

The increase in allowance for credit loss during 2022 was primarily related to the purchase of loans without credit deterioration during the quarter. The decrease in the allowance for credit loss during 2021 was driven by a reversal of a pandemic-related provision during 2021 based on sustained improvements in the economy, both nationally and in the Company's markets, which reduced the amount of expected credit loss within the loan portfolio. This reduction was partially offset by additional allowance for credit loss required by newly acquired loans.

The following table details activity in the allowance for credit losses on loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2022
Real estate:
Commercial real estate owner occupied	$6,410	$—	$(16)	$48	$32	$346	$6,788
Commercial real estate non-owner occupied	16,987	—	—	—	—	3,687	20,674
Construction and development < 60 months	3,490	—	—	3	3	(184)	3,309
Construction residential real estate < 60 months	1,092	—	—	—	—	1,072	2,164
Residential real estate first lien	3,076	2	(44)	7	(37)	380	3,421
Residential real estate all other	2,104	—	—	402	402	(399)	2,107
Farmland	4,822	—	—	—	—	(439)	4,383
Commercial and agricultural non-real estate	26,073	48	(171)	113	(58)	(77)	25,986
Consumer non-real estate	3,734	28	(80)	38	(42)	51	3,771
Oil and gas	12,978	—	—	—	—	(1,573)	11,405
Other loans	3,170	—	(11)	—	(11)	72	3,231
Total	$83,936	$78	$(322)	$611	$289	$2,936	$87,239

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2021
Real estate:
Commercial real estate owner occupied	$6,911	$—	$—	$—	$(406)	$6,505
Commercial real estate non-owner occupied	12,318	(38)	—	(38)	5,219	17,499
Construction and development < 60 months	2,723	—	3	3	217	2,943
Construction residential real estate < 60 months	726	—	—	—	366	1,092
Residential real estate first lien	2,822	(43)	15	(28)	143	2,937
Residential real estate all other	2,236	(16)	3	(13)	(343)	1,880
Farmland	3,153	—	—	—	(65)	3,088
Commercial and agricultural non-real estate	33,020	(104)	27	(77)	922	33,865
Consumer non-real estate	3,542	(413)	112	(301)	180	3,421
Oil and gas	20,733	—	—	—	(6,293)	14,440
Other loans	3,182	(52)	—	(52)	60	3,190
Total	$91,366	$(666)	$160	$(506)	$—	$90,860

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the three-month period ended March 31, 2021. The credit-deteriorated loans purchased during the three months ended March 31, 2022 were as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the period ended March 31, 2022
Purchase price of loans at acquisition	$661
Allowance for credit losses at acquisition	78
Par value of acquired loans at acquisition	$739

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended March 31, 2022 and 2021, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of March 31, 2022
Real estate:
Commercial real estate owner occupied	$1,894	$—	$—	$—	$1,894	$569
Commercial real estate non-owner occupied	1,563	—	—	—	1,563	282
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—
Residential real estate first lien	756	—	—	—	756	107
Residential real estate all other	55	—	—	—	55	35
Farmland	7,290	—	—	—	7,290	1,322
Commercial and agricultural non-real estate	—	5,072	—	5,777	10,849	4,451
Consumer non-real estate	—	—	—	85	85	57
Oil and gas	—	—	—	—	—	—
Other loans	—	110	—	—	110	72
Total collateral-dependent loans held for investment	$11,558	$5,182	$—	$5,862	$22,602	$6,895

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2021
Real estate:
Commercial real estate owner occupied	$1,952	$—	$—	$—	$1,952	$576
Commercial real estate non-owner occupied	1,404	—	—	—	1,404	263
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—
Residential real estate first lien	871	—	—	—	871	143
Residential real estate all other	199	—	—	—	199	178
Farmland	8,703	—	—	—	8,703	1,805
Commercial and agricultural non-real estate	—	6,363	—	5,202	11,565	4,867
Consumer non-real estate	—	—	—	54	54	20
Oil and gas	—	—	—	—	—	—
Other loans	—	109	—	—	109	71
Total collateral-dependent loans held for investment	$13,129	$6,472	$—	$5,256	$24,857	$7,923

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Other real estate owned	$2,153	$357
Repossessed assets	277	220
Total	$2,430	$577

(5) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
March 31, 2022
Core deposit intangibles	$36,154	$(11,087)	$25,067
Customer relationship intangibles	3,350	(2,961)	389
Total	$39,504	$(14,048)	$25,456
December 31, 2021
Core deposit intangibles	$27,433	$(10,311)	$17,122
Customer relationship intangibles	3,350	(2,906)	444
Total	$30,783	$(13,217)	$17,566

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Three months ended March 31, 2022
Balance at beginning of period	$13,767	$61,212	$68,855	$—	$5,464	$624	$149,922
Acquisitions	—	—	—	26,641	—	—	26,641
Balance at beginning and end of period	$13,767	$61,212	$68,855	$26,641	$5,464	$624	$176,563

The Company acquired Worthington on February 8, 2022, which added core deposit intangibles and goodwill shown in the tables above. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(6) LEASES

Lessee

The Company has operating leases, which primarily consist of office space in buildings, ATM locations, storage facilities, parking lots, equipment and land on which it owns certain buildings.

The following table presents rent expense for all operating leases, including those rented on a monthly or temporary basis as of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Rental expense	$425	$503

As of March 31, 2022, the right of use lease asset included in accrued interest receivable and other assets on the balance sheet totaled $5.0 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $4.9 million. As of March 31, 2022, the Company's operating leases have a weighted-average remaining lease term of 3.5 years and a weighted-average discount rate of 2.5 percent.

The following table presents minimum future commitments by year for the Company’s operating leases. Such commitments are reflected as undiscounted values and are reconciled to the discounted present value recognized on the balance sheet.

March 31, 2022
(Dollars in thousands)
2022 (nine months)	$1,085
2023	1,106
2024	742
2025	687
2026	597
Thereafter	1,402
Total lease payments	5,619
Less imputed Interest	(731)
Operating lease liability	$4,888

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the balance sheet as premises and equipment. The Company had operating lease revenue of $1.3 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. Lease revenue is included in occupancy, net on the consolidated statement of comprehensive income.

The Company does not have operating leases that extend beyond 2031. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

March 31, 2022
(Dollars in thousands)
2022 (nine months)	$2,741
2023	2,956
2024	2,886
2025	2,197
2026	1,847
2027-2031	3,559
Total future minimum lease payments	$16,186

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

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Subordinated Notes”) to various institutional accredited investors. The sale of the Subordinated Notes was pursuant to a Subordinated Note Purchase Agreement entered into with each of the investors. The Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines. The net proceeds to the Company from the sale of the Subordinated Notes were approximately $59.15 million after deducting commissions and offering expenses of $850,000. The Company used the proceeds from the sale of the Subordinated Notes for general corporate purposes. The Subordinated Notes will initially bear interest at a fixed rate of 3.50% per annum, from and including June 17, 2021 to but excluding June 30, 2031, payable semi-annually in arrears on June 30 and December 31 of each year, commencing December

31, 2021. Then, from and including June 30, 2031, to but excluding the maturity date, the Subordinated Notes will bear interest at a floating rate equal to the benchmark (initially, three-month term SOFR), reset quarterly, plus a spread of 229 basis points, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Subordinated Notes mature on June 30, 2036.

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

(8) STOCK-BASED COMPENSATION

The Company has had a nonqualified incentive stock option plan, the BancFirst Corporation Stock Option Plan (the “Employee Plan”), since May 1986. At March 31, 2022, there were 116,000 shares available for future grants. The Employee Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company has had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) since June 1999. Each non-employee director is granted an option for 10,000 shares. At March 31, 2022, there were 40,000 shares available for future grants. The Non-Employee Directors’ Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

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

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Three Months Ended March 31, 2022
Outstanding at December 31, 2021	1,303,250	$40.90
Options granted	42,500	77.32
Options exercised	(116,292)	25.71
Outstanding at March 31, 2022	1,229,458	43.59	8.39 Yrs	$48,705
Exercisable at March 31, 2022	516,083	29.07	7.15 Yrs	$27,941

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Total intrinsic value of options exercised	$5,964	$7,303
Cash received from options exercised	2,989	3,966
Tax benefit realized from options exercised	1,434	1,860

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Stock-based compensation expense	$458	$576
Tax benefit	110	147
Stock-based compensation expense, net of tax	$348	$429

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

March 31, 2022
(Dollars in thousands)
Unearned stock-based compensation expense	$7,780

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Three Months Ended March 31,
	2022	2021
Weighted average grant-date fair value per share of options granted	$26.21	$23.80
Risk-free interest rate	1.75 to 2.14%	1.34 to1.64%
Dividend yield	2.00%	2.00%
Stock price volatility	34.61 to 34.69%	35.55 to 35.73%
Expected term	10 Yrs	10 Yrs

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

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of March 31, 2022, there are 31,914 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 6,177 and 2,161 shares of common stock distributed from the Deferred Stock Compensation Plan during the three months ended March 31, 2022 and 2021, respectively.

A summary of the accumulated stock units is as follows:

	March 31,	December 31,
	2022	2021
Accumulated stock units	148,788	152,754
Average price	$31.82	$30.86

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

The following table is a summary of the shares under the program:

	Three Months Ended March 31,
	2022	2021
Number of shares repurchased	—	—
Average price of shares repurchased	$—	$—
Shares remaining to be repurchased	500,486	62,782

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of BancFirst Corporation’s, BancFirst’s, Pegasus’s and Worthington's assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. The Company believes that as of March 31, 2022, BancFirst Corporation, BancFirst, Pegasus and Worthington met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2022:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,167,735	15.99%	$584,236	8.00%	$766,810	10.50%	N/A	N/A
BancFirst	1,010,124	16.25%	497,404	8.00%	652,843	10.50%	$621,755	10.00%
Pegasus	95,969	11.83%	64,878	8.00%	85,153	10.50%	81,098	10.00%
Worthington	39,569	15.45%	20,490	8.00%	26,893	10.50%	25,613	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$995,299	13.63%	$328,633	4.50%	$511,207	7.00%	N/A	N/A
BancFirst	912,401	14.67%	279,790	4.50%	435,229	7.00%	$404,141	6.50%
Pegasus	89,376	11.02%	36,494	4.50%	56,768	7.00%	52,714	6.50%
Worthington	36,365	14.20%	11,526	4.50%	17,929	7.00%	16,648	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,021,299	13.98%	$438,177	6.00%	$620,751	8.50%	N/A	N/A
BancFirst	932,401	15.00%	373,053	6.00%	528,492	8.50%	$497,404	8.00%
Pegasus	89,376	11.02%	48,659	6.00%	68,933	8.50%	64,878	8.00%
Worthington	36,365	14.20%	15,368	6.00%	21,771	8.50%	20,490	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$1,021,299	8.66%	$471,735	4.00%	N/A	N/A	N/A	N/A
BancFirst	932,401	9.08%	410,756	4.00%	N/A	N/A	$513,445	5.00%
Pegasus	89,376	6.81%	52,515	4.00%	N/A	N/A	65,644	5.00%
Worthington	36,365	7.65%	19,019	4.00%	N/A	N/A	23,774	5.00%

As of March 31, 2022, the most recent notifications from the Federal Reserve Bank of Kansas City, the FDIC and the Comptroller of the Currency, categorized BancFirst, Pegasus and Worthington as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications to BancFirst Corporation, BancFirst, Pegasus and Worthington of their capital category that management believes would materially change their category under capital requirements existing as of the report date.

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of Subordinated Notes. The Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines.

In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility are included. The PPP loans the Company originated in 2021 and 2020 are included in the calculation of the Company’s leverage ratio as of March 31, 2022 as the Company did not utilize the PPP Facility for funding purposes.

(10) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2022
Basic
Income available to common stockholders	$35,915	32,666,916	$1.10
Dilutive effect of stock options	—	648,417
Diluted
Income available to common stockholders plus assumed exercises of stock options	$35,915	33,315,333	$1.08
Three Months Ended March 31, 2021
Basic
Income available to common stockholders	$42,520	32,756,852	$1.30
Dilutive effect of stock options	—	651,264
Diluted
Income available to common stockholders plus assumed exercises of stock options	$42,520	33,408,116	$1.27

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended March 31, 2022	105,278
Three Months Ended March 31, 2021	110,144

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
•
Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. This category includes certain collaterally dependent loans, repossessed assets, other real estate owned, goodwill and other intangible assets.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2022
Debt securities available for sale:
U.S. Treasury	$1,146,298	$—	$—	$1,146,298
U.S. federal agencies	—	20,534	—	20,534
Mortgage-backed securities	—	20,961	—	20,961
States and political subdivisions	—	4,612	240	4,852
Asset backed securities	—	13,280	—	13,280
Other debt securities	—	2,826	—	2,826
Derivative assets	—	62,701	—	62,701
Derivative liabilities	—	61,651	—	61,651

December 31, 2021
Debt securities available for sale:
U.S. Treasury	$457,628	$—	$—	$457,628
U.S. federal agencies	—	21,942	—	21,942
Mortgage-backed securities	—	29,283	—	29,283
States and political subdivisions	—	5,999	320	6,319
Asset backed securities	—	13,357	—	13,357
Other debt securities		2,994		2,994
Derivative assets	—	8,946	—	8,946
Derivative liabilities	—	8,237	—	8,237

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at the beginning of the year	$320	$12,869
Transfers to level 2	—	(12,714)
Purchases	—	240
Settlements	(80)	(75)
Balance at the end of the period	$240	$320

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2022, the Company did not transfer any debt securities. During the year ended December 31, 2021, the Company transferred debt securities from Level 3 to Level 2 due to a review of the pricing models that determined some asset backed debt securities to be Level 2.

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

Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is dependent on liquidation of the collateral. When the Company determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. In no case does the fair value of a collateral dependent loan exceed the fair value of the underlying collateral. The collateral dependent loans are adjusted to fair value through a specific allocation of the allowance for credit losses or a direct charge-down of the loan.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended March 31, 2022
Equity securities	$10,187
Collateral dependent loans	642
Repossessed assets	96
Other real estate owned	279
As of and for the Year-to-date Period Ended December 31, 2021
Equity securities	$10,590
Collateral dependent loans	13,195
Repossessed assets	78
Other real estate owned	7,496

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31,		December 31,
	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$4,091,404	$4,091,404	$2,050,022	$2,050,022
Federal funds sold	3,489	3,489	800	800
Debt securities held for investment	27	27	32	33
Loans held for sale	10,137	10,137	24,776	24,776
Level 3 inputs:
Debt securities held for investment	2,890	2,890	2,945	2,945
Loans, net of allowance for credit losses	6,407,101	6,276,465	6,085,506	6,059,716
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	11,250,971	11,258,118	8,091,914	8,161,553
Short-term borrowings	3,300	3,300	—	—
Subordinated debt	86,001	85,736	85,987	90,391
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		3,958		3,648
Letters of credit		522		621

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at March 31, 2022 or December 31, 2021.

(12) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. These margins have increased during 2022 due to the current increase in oil and gas prices and customer activity. These margins are included in other assets totaling $84.6 million at March 31, 2022 and $14.3 million at December 31, 2022.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		March 31, 2022		December 31, 2021
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	3,622	$40,556	2,585	$6,563
Derivative liabilities	Barrels	(3,622)	(39,883)	(2,585)	(6,129)

Natural Gas
Derivative assets	MMBTUs	24,462	22,145	19,752	2,383
Derivative liabilities	MMBTUs	(24,462)	(21,768)	(19,752)	(2,108)

Total Fair Value	Included in
Derivative assets	Other assets		62,701		8,946
Derivative liabilities	Other liabilities		(61,651)		(8,237)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Derivative income	$159	$2

The Company's credit exposure on oil and gas swaps and options varies based on the current market prices of oil and natural gas. Other than credit risk, changes in the fair value of customer positions will be offset by equal and opposite changes in the counterparty positions. The net positive fair value of the contracts represents the profit derived from the activity and is unaffected by the market price movements. The Company's share of total profit is approximately 35%.

Customer credit exposure is managed by strict position limits and is primarily offset by first liens on production while the remainder is offset by cash. Counterparty credit exposure is managed by selecting highly rated counterparties (rated A- or better by Standard and Poor's) and monitoring market information.

The Company's net credit exposure relating to oil and gas swaps and options with bank counterparties was zero as of both March 31, 2022 and December 31, 2021.

Balance Sheet Offsetting

Derivatives may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with upstream financial institution counterparties and bank customers are generally executed under International Swaps and Derivative Association ("ISDA") master agreements, which include "right of set-off" provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset such financial instruments for financial reporting purposes.

(13) SEGMENT INFORMATION

The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The six principal business units are metropolitan banks, community banks, Pegasus, Worthington, other financial services and executive, operations and support. Metropolitan banks, community banks, Pegasus and Worthington offer traditional banking products such as commercial and retail lending and a full line of deposit accounts. Metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. Community banks consist of banking locations in communities throughout Oklahoma. Pegasus consists of banking locations in the Dallas metropolitan area. Worthington consists of banking locations in the Fort Worth metropolitan area. Other financial services are specialty product business units including guaranteed small business lending, residential mortgage lending, trust services, securities brokerage, electronic banking and insurance. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units.

The results of operations and selected financial information for the six business units are as follows:

	Metropolitan Banks	Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2022
Net interest income	$19,608	$44,568	$7,620	$1,694	$2,913	$(907)	$11	$75,507
Noninterest income	9,773	16,845	191	133	12,983	42,574	(38,849)	43,650
Income before taxes	18,171	31,339	2,827	385	6,045	23,648	(38,706)	43,709

Three Months Ended March 31, 2021
Net interest income	$19,333	$42,770	$5,359	$—	$9,882	$(407)	$269	$77,206
Noninterest income	5,144	14,976	384	—	11,575	49,731	(41,875)	39,935
Income before taxes	13,924	29,769	1,645	—	5,951	42,340	(41,451)	52,178

Total Assets:
March 31, 2022	$3,514,435	$6,868,166	$1,461,916	$517,238	$91,699	$1,591,150	$(1,420,173)	$12,624,431
December 31, 2021	2,627,874	5,821,220	1,045,699	—	71,694	1,201,974	(1,362,849)	9,405,612

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2022 and December 31, 2021 and results of operations for the three months ended March 31, 2022 should be read in conjunction with our consolidated financial statements and notes to the financial statements for the year ended December 31, 2021, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2021 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•
The probability the Durbin Amendment will impact non-interest income.
•
Political pressures could further limit our ability to charge for NSF and overdraft fees.
•
The effect of governments’ stimulus programs.
•
Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.
•
Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.
•
Inflation, including wage inflation, interest rates, energy prices, securities markets and monetary fluctuations.
•
The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company must comply.
•
The COVID-19 pandemic’s adverse effects on us and our customers, employees and third-party service providers, which may materially affect our business, financial position, operations and prospects.
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

SUMMARY

The Company’s net income for the first quarter of 2022 was $35.9 million, compared to $42.5 million for the first quarter of 2021. Diluted net income per common share was $1.08 and $1.27 for the first quarter of 2022 and 2021, respectively. The Company’s net interest income for the first quarter of 2022 decreased to $75.5 million, compared to $77.2 million for the first quarter of 2021. The decrease was due to the decline of PPP fee income of approximately $8.1 million, partially offset by the increase in interest income on debt securities of $2.0 million, an increase of $1.2 million related to interest-bearing deposits at the Federal Reserve and $1.7 million in net interest income related to the Worthington acquisition. The net interest margin for the first quarter was 2.78%, compared to 3.36% a year ago. The decrease in margin was due to lower PPP fees earned during the quarter and an increase in cash held at the Federal Reserve. For the first quarter of 2022 a provision of $2.9 million was recorded, which was substantially related to acquired loans during the quarter, compared to no provision for credit losses recorded for March 31, 2021. Noninterest income for the first quarter of 2022 totaled $43.7 million, compared to $39.9 million for the first quarter of 2021. The increase in noninterest income was mostly attributable to $4.9 million of income resulting from the application of equity method accounting related to an equity interest received in the process of a loan collection, along with a $2.3 million increase in income from service charges on deposits and $1.4 million increase in insurance commissions. The increase in non-interest income was partially offset by a loss of $4.0 million on bonds resulting from the sale of $226 million of low yielding debt securities, which were subsequently reinvested in higher yielding debt securities and a $2.6 million gain on sale of other assets in the first quarter last year. Noninterest expense for the first quarter of 2022 increased to $72.5 million compared to $65.0 million for the first quarter of 2021 because of the increase in salaries and employee benefits of approximately $4.4 million and other expenses related to the Worthington acquisition. The Company’s effective tax rate was 17.8% for the first quarter of 2022 compared to 18.5% for the first quarter of 2021. The lower effective tax rate was driven by the exercising of stock options during the quarter and a lower state income tax rate.

At March 31, 2022, the Company’s total assets were $12.6 billion, an increase of $3.2 billion from December 31, 2021. Debt securities of $1.2 billion were up $677.2 million from December 31, 2021. Loans totaled $6.5 billion, an increase of $310.3 million from December 31, 2021. Loans increased $257.4 million due to the acquisition of Worthington. At March 31, 2022, the balance of the PPP loans was $30.6 million, compared to $80.4 million at December 31, 2021. Deposits totaled $11.3 billion, an increase of $3.2 billion from the December 31, 2021 total. The increase in assets and deposits from December 31, 2021 was primarily related to the return of off-balance sheet sweep accounts related to the Company’s year-end sweep program. Off-balance sheet sweep accounts totaled $2.9 billion at March 31, 2022 compared to $5.1 billion at December 31, 2021. The Company’s total stockholders’ equity at March 31, 2022 was $1.2 billion, a decrease of $3.9 million over December 31, 2021. The decrease in stockholders equity was due to unrealized losses included in other comprehensive income.

Nonaccrual loans represented 0.27% of total loans at March 31, 2022, down from 0.34% at December 31, 2021. The allowance for credit losses to total loans was 1.34% at March 31, 2022 compared to 1.36% at December 31, 2021, and the allowance for credit losses to nonaccrual loans was approximately 500% at March 31, 2022 compared to 402% at December 31, 2021. At March 31, 2022, the Company’s nonaccrual loans were $17.5 million compared to $20.9 million at year-end 2021.

See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note (1) of the Notes to the Consolidated Financial Statements for disclosures regarding changes in the Company’s disclosures regarding recently issued accounting pronouncements since December 31, 2021, the date of its most recent annual report to stockholders.

SEGMENT INFORMATION

See Note (13) of the Notes to the Consolidated Financial Statements for disclosures regarding business segments.

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following table presents, for the periods indicated, certain information related to the Company's average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances are derived from daily averages.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended March 31,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$6,359,795	$73,066	4.66%	$6,400,845	$77,766	4.93%
Debt securities – taxable	1,105,222	3,781	1.39	521,698	1,693	1.32
Debt securities – tax exempt	4,774	34	2.93	19,340	88	1.84
Federal funds sold and interest-bearing deposits with banks	3,548,875	1,758	0.20	2,387,000	595	0.10
Total earning assets	11,018,666	78,639	2.89	9,328,883	80,142	3.48
Nonearning assets:
Cash and due from banks	269,015			268,848
Interest receivable and other assets	785,248			683,868
Allowance for credit losses	(85,228)			(90,551)
Total nonearning assets	969,035			862,165
Total assets	$11,987,701			$10,191,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$942,178	$191	0.08%	$766,994	$149	0.08%
Savings deposits	4,170,503	1,141	0.11	3,504,020	1,106	0.13
Time deposits	654,091	649	0.40	657,938	1,067	0.66
Short-term borrowings	2,459	1	0.12	2,928	1	0.19
Subordinated debt	85,992	1,030	4.86	26,804	491	7.43
Total interest-bearing liabilities	5,855,223	3,012	0.21	4,958,684	2,814	0.23
Interest-free funds:
Noninterest-bearing deposits	4,883,050			4,106,084
Interest payable and other liabilities	67,688			41,522
Stockholders’ equity	1,181,740			1,084,758
Total interest free funds	6,132,478			5,232,364
Total liabilities and stockholders’ equity	$11,987,701			$10,191,048
Net interest income		$75,627			$77,328
Net interest spread			2.68%			3.25%
Effect of interest free funds			0.10%			0.11%
Net interest margin			2.78%			3.36%

For these computations, information is shown on a taxable-equivalent basis assuming a 21% tax rate.
(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Income Statement Data
Net interest income	$75,507	$77,206
Provision for credit losses	2,936	—
Securities transactions	(3,915)	95
Total noninterest income	43,650	39,935
Salaries and employee benefits	43,932	39,577
Total noninterest expense	72,512	64,963
Net income	35,915	42,520
Per Common Share Data
Net income – basic	$1.10	$1.30
Net income – diluted	1.08	1.27
Cash dividends	0.36	0.34
Performance Data
Return on average assets	1.22%	1.69%
Return on average stockholders’ equity	12.33	15.90
Cash dividend payout ratio	32.73	26.15
Net interest spread	2.68	3.25
Net interest margin	2.78	3.36
Efficiency ratio	60.85	55.46
Net charge-offs to average loans	0.00	0.01

Net Interest Income

For the three months ended March 31, 2022, net interest income, which is the Company’s principal source of operating revenue, decreased $1.7 million or 2.2% compared to the three months ended March 31, 2021. The decrease was due to the decline of PPP fee income of approximately $8.1 million, partially offset by the increase in interest income on debt securities of $2.0 million, an increase of $1.2 million related to interest-bearing deposits at the Federal Reserve and $1.7 million in net interest income related to the Worthington acquisition. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin for the first quarter of 2022 decreased compared to the first quarter of 2021. The decrease in margin was due to lower PPP fees earned during the quarter and an increase in cash held at the Federal Reserve.

The Company’s net interest income and net interest margin have been impacted by the decreases in interest rates stemming from the Federal Reserve's response to the COVID-19 pandemic. However, the Company's expectation is that interest rates will increase during the year.

Provision for Credit Losses

For the first quarter of 2022, the Company recorded a provision for credit losses of $2.9 million, which was substantially related to acquired loans during the quarter, compared to no provision for credit losses recorded for the first quarter of 2021. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $289,000 for the first quarter of 2022, compared to net loan charge-offs of $506,000 for the first quarter of 2021. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a low level.

Noninterest Income

Noninterest income, as presented in the preceding table, increased by $3.7 million for the first quarter of 2022 compared to the first quarter of 2021. The increase in noninterest income was mostly attributable to $4.9 million of income resulting from the application of equity method accounting related to an equity interest received in the process of a loan collection, along with a $2.3 million increase in income from service charges on deposits and $1.4 million increase in insurance commissions. The increase in non-interest income was partially offset by a loss of $4.0 million on bonds resulting from the sale of $226 million of low yielding debt securities, which were subsequently reinvested in higher yielding debt securities, and a $2.6 million gain on sale of other assets in the first quarter last year.

Noninterest income included non-sufficient funds fees totaling $6.5 million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively. This represents 15.0% and 13.8% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $11.7 million and $10.7 million during the three months ended March 31, 2022 and 2021, respectively. This represents 26.7% of the Company’s noninterest income for both periods.

The Company is subject to political pressures that could limit its ability to charge for non-sufficient funds ("NSF") and overdraft fees. It is expected that recent changes to the Company's rates charged on NSF and overdraft fees will lower annual pretax income by $6 to $7 million.

It is probable the Company will exceed $10 billion in total assets at December 31, 2022. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this would trigger an approximate reduction of annual pretax income from debit card interchange fees of between $22 to $24 million beginning July 1, 2023.

Noninterest Expense

Noninterest expense, as presented in the preceding table, increased by $7.5 million for first quarter of 2022 compared to the first quarter of 2021. The increase in noninterest expenses was due to the increase in salaries and employee benefits of approximately $4.4 million and other expenses related to the Worthington acquisition.

Income Taxes

The Company’s effective tax rate was 17.8% for the first quarter of 2022, compared to 18.5% for the first quarter of 2021. The lower effective tax rate was driven by the exercising of stock options during the first quarter of 2022 and a lower state income tax rate. The reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Balance Sheet Data
Total assets	$12,624,431	$9,405,612
Total loans (net of unearned interest)	6,504,477	6,194,218
Allowance for credit losses	87,239	83,936
Debt securities	1,211,668	534,500
Deposits	11,250,971	8,091,914
Stockholders' equity	1,167,802	1,171,734
Book value per share	35.68	35.94
Tangible book value per share (non-GAAP)(1)	29.51	30.80
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,167,802	$1,171,734
Less goodwill	176,563	149,922
Less intangible assets, net	25,456	17,566
Tangible stockholders' equity (non-GAAP)	$965,783	$1,004,246
Common shares outstanding	32,725,587	32,603,118
Tangible book value per share (non-GAAP)	$29.51	$30.80
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	59.72%	64.27%
Average earning assets to total assets (year-to-date)	91.92	91.96
Average stockholders’ equity to average assets (year-to-date)	9.86	10.32
Asset Quality Data
Loans past due 90 days and still accruing	$6,360	$4,964
Nonaccrual loans (3)	17,453	20,892
Restructured loans	2,345	3,665
Total nonperforming and restructured loans	26,158	29,521
Other real estate owned and repossessed assets	39,729	39,553
Total nonperforming and restructured assets	65,887	69,074
Asset Quality Ratios:
Nonaccrual loans to total loans	0.27%	0.34%
Nonperforming and restructured loans to total loans	0.40	0.48
Nonperforming and restructured assets to total assets	0.52	0.73
Allowance for credit losses to total loans	1.34	1.36
Allowance for credit losses to nonperforming and restructured loans	333.51	284.33
Allowance for credit losses to nonaccrual loans	499.83	401.76
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

(3) Government agencies guarantee approximately $3.4 million of nonaccrual loans at March 31, 2022.

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks increased by $2.0 billion or 99.6% to $4.1 billion, from December 31, 2021 to March 31, 2022. The increase was primarily related to the return of off-balance sheet sweep accounts related to the Company’s year-end sweep program, which was partially off-set by the purchase of higher yielding bonds described below.

Securities

At March 31, 2022, total debt securities increased $677.2 million, or 126.7% compared to December 31, 2021. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $38.7 million at March 31, 2022, compared to a net unrealized gain of $2.8 million at December 31, 2021. These unrealized losses and gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a loss of $29.5 million at March 31, 2022 and a gain of $2.2 million at December 31, 2021. During the quarter ended March 31, 2022, the Company had a loss of $4.0 million on bonds resulting from the sale of $226 million of debt securities with an average yield of 0.16%, which were subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. On January 10, 2022, the Company purchased United States Treasury Notes of $600 million par value with an average yield of 1.42% and an average maturity of 53 months.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

Loans

At March 31, 2022, total loans increased $310.3 million or 5.0% compared to December 31, 2021. Loans increased $257.4 million due to the acquisition of Worthington. At March 31, 2022, the balance of total PPP loans was $30.6 million, net of unamortized processing fees of approximately $394,000 compared to $80.4 million, net of unamortized processing fees of $2.0 million at December 31, 2021.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s loan portfolio segments.

Allowance for Credit Losses

The increase in the allowance for credit loss during 2022 was substantially related to the additional allowance for credit loss required by newly acquired loans. The decrease in the allowance for credit loss during 2021 was driven by a reversal of a pandemic-related provision during 2021 based on sustained improvements in the economy, both nationally and in the Company's markets, which reduced the amount of expected credit loss within the loan portfolio. This reduction was partially offset by additional allowance for credit loss required by newly acquired loans.

Nonperforming and Restructured Assets

At March 31, 2022, nonperforming and restructured assets decreased $3.2 million to $65.9 million compared to December 31, 2021. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.52% of total assets at March 31, 2022 and 0.73% of total assets at December 31, 2021.

Nonaccrual loans totaled $17.5 million at March 31, 2022, compared to $20.9 million at December 31, 2021. The Company’s nonaccrual loans decreased $3.4 million from December 31, 2021 due to resolutions of several loans. The Company’s nonaccrual loans are primarily commercial and agricultural non-real estate and farmland. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $376,000 for the three months ended March 31, 2022 and $521,000 for the three months ended March 31, 2021. Only a small amount of this interest is expected to be ultimately collected. Approximately $3.4 million of nonaccrual loans were guaranteed by government agencies at March 31, 2022.

Restructured loans totaled $2.3 million at March 31, 2022 compared to $3.7 million at December 31, 2021. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections declines. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for credit losses. At March 31, 2022, the allowance for credit losses as a percentage of nonperforming and restructured loans was 333.51%, compared to 284.33%, at December 31, 2021. The level of nonperforming loans and credit losses could rise over time as a result of adverse economic conditions.

Other real estate owned (OREO) and repossessed assets totaled $39.7 million at March 31, 2022, compared to $39.6 million at December 31, 2021. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. As of both March 31, 2022 and December 31, 2021, other real estate owned included a commercial real estate property recorded at approximately $29.5 million. The Company's rental income from OREO was approximately $2.8 million for the three months ended March 31, 2022 compared to approximately $2.4 million for the three months ended March 31, 2021. In addition, the Company's OREO holding expense was approximately $2.5 million for the three months ended March 31, 2022 compared to approximately $1.5 million for the three months ended March 31, 2021. Other real estate owned and repossessed assets are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $202.0 million and $167.5 million at March 31, 2022 and December 31, 2021, respectively. The increase in goodwill and intangible assets was due the acquisition of Worthington on February 8, 2022, which added approximately $8.7 million of core deposit intangibles and approximately $26.6 million of goodwill. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

Other assets includes the cash surrender value of key-man life insurance policies totaling $81.0 million at March 31, 2022 and $81.4 million at December 31, 2021.

The Company's derivative financial instruments are included in other assets and totaled $62.7 million at March 31, 2022 and $8.9 million at December 31, 2022. The derivative financial instruments have increased due to the increase in oil and gas prices and customer activity. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. These margins have increased during 2022 due to the current increase in oil and gas prices and customer activity. These margins are included in other assets totaling $84.6 million at March 31, 2022 and $14.3 million at December 31, 2022. See Note (12) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $10.2 million at March 31, 2022 and $10.6 million at December 31, 2021. The Company reviews its portfolio of equity securities for impairment at least quarterly.

Low Income Housing and New Market Tax Credit Investments

During 2022, there have not been any material changes in the Company’s low income housing tax credit investments and new market tax credit investments, which are included in other assets on the Company’s balance sheet. See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for disclosures regarding these investments.

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

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Deposits

At March 31, 2022, deposits totaled $11.3 billion, an increase of $3.2 billion or 39.0% from the December 31, 2021 total. The increase in deposits was primarily related to the return of off-balance sheet sweep accounts related to the Company’s year-end sweep program. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.5% at March 31, 2022 and 98.2% at December 31, 2021. Noninterest-bearing deposits to total deposits were 46.4% at March 31, 2022, compared to 46.7% at December 31, 2021.

In addition, off-balance sheet sweep accounts totaled $2.9 billion at March 31, 2022 compared to $5.1 billion at December 31, 2021, which included a temporary sweep amount of approximately $2.3 billion. The year-end sweep program affected the balances of both assets and deposits.

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

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $3.3 million at March 31, 2022. The Company did not have short-term borrowings at December 31, 2021.

Lines of Credit

BancFirst has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. In addition, BancFirst has a $25.0 million line of credit with another financial institution that is an overnight federal funds facility. As of March 31, 2022 and December 31, 2021, BancFirst had no advances outstanding under either line of credit. Pegasus has a $20.0 million line of credit with another financial institution that is an overnight federal funds facility. As of March 31, 2022 and December 31, 2021, Pegasus had no advances outstanding under its line of credit. Worthington has an $8.5 million line of credit with another financial institution that is an overnight federal funds facility, and a line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term fixed rate loans. Worthington had no advances outstanding as of March 31, 2022 under either line of credit.

Capital Resources

Stockholders’ equity totaled $1.2 billion at both March 31, 2022 and December 31, 2021. In addition to net income of $35.9 million, other changes in stockholders’ equity during the three months ended March 31, 2022 included $3.1 million related to common stock issuances for stock option exercises and $458,000 related to stock-based compensation, that were partially offset by $11.8 million in dividends and a $31.7 million decrease in accumulated other comprehensive income. The Company’s leverage ratio and total risk-based capital ratios at March 31, 2022, were well in excess of the regulatory requirements.

See Note (9) of the Notes to Consolidated Financial Statements for a discussion of capital ratios and requirements.

Liquidity Risk and Off-Balance Sheet Arrangements

There have not been any material changes in the Company’s liquidity and off-balance sheet arrangements included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Company’s disclosures regarding market risk since December 31, 2021, the date of its most recent annual report to stockholders.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s Chief Executive Officer, Chief Financial Officer and its Disclosure Committee, which includes the Company’s Executive Chairman, Chief Risk Officer, Chief Internal Auditor, Chief Asset Quality Officer, Controller, General Counsel and Director of Financial Reporting, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

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

Item 1A. Risk Factors.

As of March 31, 2022, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

BANCFIRST CORPORATION
(Registrant)

Date: May 6, 2022	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)