Form 10-Q
period 2022-06-30
BANCFIRST CORP /OK/
filed 2022-08-05
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022 there were 32,787,596 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2022	2021
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$289,030	$228,819
Interest-bearing deposits with banks	3,590,311	1,821,203
Federal funds sold	1,525	800
Debt securities held for investment (fair value: $2,392 and $2,978, respectively)	2,391	2,977
Debt securities available for sale at fair value	1,203,503	531,523
Loans held for sale	7,360	24,776
Loans held for investment (net of unearned interest)	6,613,283	6,169,442
Allowance for credit losses	(86,935)	(83,936)
Loans, net of allowance for credit losses	6,526,348	6,085,506
Premises and equipment, net	279,609	269,047
Other real estate owned	39,097	39,475
Intangible assets, net	21,743	17,566
Goodwill	183,639	149,922
Accrued interest receivable and other assets	385,517	233,998
Total assets	$12,530,073	$9,405,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$5,228,774	$3,775,387
Interest-bearing	5,913,914	4,316,527
Total deposits	11,142,688	8,091,914
Short-term borrowings	6,100	—
Accrued interest payable and other liabilities	109,575	55,977
Subordinated debt	86,015	85,987
Total liabilities	11,344,378	8,233,878

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,781,198 and 32,603,118, respectively	32,781	32,603
Capital surplus	165,295	159,914
Retained earnings	1,034,107	977,067
Accumulated other comprehensive (loss) income, net of tax of $14,406 and $(684), respectively	(46,488)	2,150
Total stockholders' equity	1,185,695	1,171,734
Total liabilities and stockholders' equity	$12,530,073	$9,405,612

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans, including fees	$78,726	$82,447	$151,680	$160,109
Debt securities:
Taxable	5,142	1,602	8,923	3,295
Tax-exempt	23	70	49	140
Federal funds sold	5	—	6	—
Interest-bearing deposits with banks	7,600	825	9,357	1,420
Total interest income	91,496	84,944	170,015	164,964
INTEREST EXPENSE
Deposits	3,586	2,003	5,567	4,325
Short-term borrowings	12	—	13	1
Subordinated debt	1,031	578	2,061	1,069
Total interest expense	4,629	2,581	7,641	5,395
Net interest income	86,867	82,363	162,374	159,569
Provision for (benefit from) credit losses	501	(9,949)	3,437	(9,949)
Net interest income after provision for (benefit from) credit losses	86,366	92,312	158,937	169,518
NONINTEREST INCOME
Trust revenue	3,949	3,264	7,455	6,366
Service charges on deposits	21,618	20,524	42,993	39,624
Securities transactions (includes accumulated other comprehensive loss reclassifications of $0, $0, $1,536 and $0, respectively)	—	172	(3,915)	267
Income from sales of loans	1,256	2,133	2,922	4,143
Insurance commissions	5,302	5,015	12,729	11,004
Cash management	4,447	3,068	7,578	6,071
Gain on sale of other assets	118	73	163	2,712
Other	5,908	10,369	16,323	14,366
Total noninterest income	42,598	44,618	86,248	84,553
NONINTEREST EXPENSE
Salaries and employee benefits	45,284	41,992	89,216	81,569
Occupancy, net	4,734	4,528	9,137	8,876
Depreciation	4,647	4,133	9,422	8,010
Amortization of intangible assets	857	809	1,688	1,602
Data processing services	1,975	1,660	3,780	3,338
Net (income) expense from other real estate owned	(510)	3,357	1,284	4,867
Marketing and business promotion	1,591	1,648	3,664	3,527
Deposit insurance	1,196	766	2,324	1,642
Other	13,943	15,130	25,714	25,555
Total noninterest expense	73,717	74,023	146,229	138,986
Income before taxes	55,247	62,907	98,956	115,085
Income tax expense	10,540	14,715	18,334	24,373
Net income	$44,707	$48,192	$80,622	$90,712
NET INCOME PER COMMON SHARE
Basic	$1.36	$1.47	$2.46	$2.77
Diluted	$1.34	$1.45	$2.42	$2.72
OTHER COMPREHENSIVE (LOSS) GAIN
Unrealized losses on debt securities, net of tax of $5,240, $472, $15,459 and $808, respectively	(16,972)	(1,007)	(49,805)	(2,013)
Reclassification adjustment for losses included in net income, net of tax of $0, $0, $(369) and $0, respectively	—	—	1,167	—
Other comprehensive loss, net of tax of $5,240, $472, $15,090 and $808, respectively	(16,972)	(1,007)	(48,638)	(2,013)
Comprehensive income	$27,735	$47,185	$31,984	$88,699

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
COMMON STOCK
Issued at beginning of period	$32,726	$32,771	$32,603	$32,720
Shares issued for stock options	55	14	178	65
Issued at end of period	$32,781	$32,785	$32,781	$32,785
CAPITAL SURPLUS
Balance at beginning of period	$163,392	$157,450	$159,914	$156,574
Common stock issued for stock options	1,443	399	4,463	1,657
Net cash settlement of options	—	—	—	(958)
Stock-based compensation arrangements	460	473	918	1,049
Balance at end of period	$165,295	$158,322	$165,295	$158,322
RETAINED EARNINGS
Balance at beginning of period	$1,001,200	$898,026	$977,067	$871,161
Net income	44,707	48,192	80,622	90,712
Dividends on common stock ($0.36, $0.34, $0.72 and $0.68 per share, respectively)	(11,800)	(11,151)	(23,582)	(22,285)
Net cash settlement of options	—	—	—	(4,521)
Balance at end of period	$1,034,107	$935,067	$1,034,107	$935,067
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(29,516)	$6,424	$2,150	$7,430
Net change	(16,972)	(1,007)	(48,638)	(2,013)
Balance at end of period	$(46,488)	$5,417	$(46,488)	$5,417
Total stockholders’ equity	$1,185,695	$1,131,591	$1,185,695	$1,131,591

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80,622	$90,712
Adjustments to reconcile to net cash provided by operating activities:
Provision for (benefit from) credit losses	3,437	(9,949)
Depreciation and amortization	11,110	9,612
Net amortization of securities premiums and discounts	2,773	1,670
Realized securities losses/(gains)	3,915	(267)
Gain on sales of loans	(2,922)	(4,143)
Cash receipts from the sale of loans originated for sale	155,075	221,051
Cash disbursements for loans originated for sale	(134,737)	(200,820)
Deferred income tax benefit	(1,806)	(1,495)
Gain on sale of other assets	(3,996)	(2,606)
(Decrease)/increase in interest receivable	(5,065)	2,048
Increase/(decrease) in interest payable	160	(330)
Amortization of stock-based compensation arrangements	918	1,049
Excess tax benefit from stock-based compensation arrangements	(1,771)	(1,693)
Other, net	12,127	32,989
Net cash provided by operating activities	119,840	137,828
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	121,099	12,412
Net cash paid from sale of assets and liabilities, net of cash received	—	(13,733)
Net increase in federal funds sold	1,888	15,000
Purchases of held for investment debt securities	—	(845)
Purchases of available for sale debt securities	(1,009,340)	(251,673)
Proceeds from maturities, calls and paydowns of held for investment debt securities	66	820
Proceeds from maturities, calls and paydowns of available for sale debt securities	44,915	273,872
Proceeds from sales of available for sale securities	222,473	—
Purchase of equity securities	(208)	(470)
Proceeds from paydowns and sales of equity securities	699	392
Net change in loans	(190,135)	388,357
Net payments on derivative asset contracts	(84,932)	(3,661)
Purchases of premises, equipment and computer software	(11,869)	(15,200)
Purchase of tax credits	(3,676)	(2,048)
Other, net	10,519	3,567
Net cash (used in) provided by investing activities	(898,501)	406,790
FINANCING ACTIVITIES
Net change in deposits	2,620,757	1,444,742
Net change in short-term borrowings	6,100	2,000
Proceeds from issuance of subordinated notes, net of debt issuance costs	—	59,150
Issuance of common stock in connection with stock options, net	4,641	1,722
Net cash settlement of options	—	(5,479)
Cash dividends paid	(23,518)	(22,267)
Net cash provided by financing activities	2,607,980	1,479,868
Net increase in cash, due from banks and interest-bearing deposits	1,829,319	2,024,486
Cash, due from banks and interest-bearing deposits at the beginning of the period	2,050,022	1,616,912
Cash, due from banks and interest-bearing deposits at the end of the period	$3,879,341	$3,641,398
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,456	$5,736
Cash paid during the period for income taxes	$14,080	$15,400
Noncash investing and financing activities:
Cash consideration for acquisitions	$77,685	$21,000
Fair value of assets acquired in acquisitions	$511,466	$284,224
Liabilities assumed in acquisitions	$433,782	$256,412
Unpaid common stock dividends declared	$11,801	$11,143

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

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with U.S. GAAP for interim financial information and the instructions for Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). The information contained in the consolidated financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

The unaudited interim consolidated financial statements contained herein reflect all adjustments, which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature.

Reclassifications

Certain items in prior consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or comprehensive income.

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

Recent Accounting Pronouncements

Standards Not Yet Adopted:

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments – Credit Losses (Topic 326).” ASU 2022-02 eliminates the TDR recognition and measurement guidance and, instead, requires that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan. The Company has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings when adopted. In addition, the update requires that the Company disclose current-period write-offs by year of origination for financing receivables. The current-period write-off amendment should be applied prospectively. The amendments are effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption is permitted; however the Company expects to adopt ASU 2022-02 on January 1, 2023. ASU No. 2022-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On February 8, 2022, BancFirst Corporation acquired Worthington for an aggregate cash purchase price of $77.7 million. Worthington is chartered and regulated by the Office of the Comptroller of the Currency (OCC) with one banking location in Arlington, Texas, one in Colleyville, Texas and two in Fort Worth, Texas. At acquisition, Worthington had approximately $478 million in total assets, $257 million in loans and $430 million in deposits. Worthington will continue to operate under a separate charter and remain a separate subsidiary of BancFirst Corporation governed by its existing board of directors. BancFirst Corporation intends to provide an appropriate amount of capital or other support to increase Worthington’s ability to approve larger loans and allow Worthington to continue to grow earning assets. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $5.9 million and goodwill of approximately $33.7 million. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. Pro forma information has not been presented because the acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of Worthington complements the Company by expanding it's Texas presence in the Dallas-Fort Worth market.

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

On May 20, 2021, the Company purchased approximately $284 million in total assets, which included approximately $195 million in loans, and assumed approximately $256 million in deposits and certain other obligations, from The First National Bank and Trust Company of Vinita, Oklahoma for a purchase price of approximately $21 million. The Company recorded a bargain purchase gain related to this purchase of approximately $4.8 million, which was included in other noninterest income on the consolidated statement of comprehensive income and in other operating activities on the consolidated statement of cash flow. The bargain purchase gain is a noncash item on the consolidated statement of cash flow. In addition, the Company recorded expenses related to this purchase of approximately $4.8 million, which were included in noninterest expense. As a result of the purchase, the Company recorded a core deposit intangible of approximately $1.7 million. The effect of this purchase was included in the consolidated financial statement of the Company from the date of purchase forward. The purchase did not have a material effect on the Company’s consolidated financial statements. The First National Bank and Trust Company of Vinita was a nationally chartered bank with two banking locations in Vinita and Grove, Oklahoma.

On January 22, 2021, the Company sold approximately $21 million in loans and approximately $38 million in deposits from its Hugo, Oklahoma branch to AmeriState Bank in Atoka, Oklahoma. The Company recorded a gain on the transaction of $2.5 million, which is included in noninterest income in the first quarter of 2021.

(3) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022	(Dollars in thousands)
Mortgage backed securities (1)	$21	$1	$—	$22
States and political subdivisions	1,870	—	—	1,870
Other securities	500	—	—	500
Total	$2,391	$1	$—	$2,392
December 31, 2021
Mortgage backed securities (1)	$32	$1	$—	$33
States and political subdivisions	2,445	—	—	2,445
Other securities	500	—	—	500
Total	$2,977	$1	$—	$2,978

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022	(Dollars in thousands)
U.S. treasuries	$1,205,842	$3	$(58,987)	$1,146,858
U.S. federal agencies	18,509	363	(1)	18,871
Mortgage backed securities (1)	18,689	29	(1,429)	17,289
States and political subdivisions	4,994	61	(179)	4,876
Asset backed securities	13,363	—	(486)	12,877
Other securities	3,000	—	(268)	2,732
Total	$1,264,397	$456	$(61,350)	$1,203,503
December 31, 2021
U.S. treasuries	$455,701	$3,693	$(1,766)	$457,628
U.S. federal agencies	21,609	335	(2)	21,942
Mortgage backed securities (1)	28,897	400	(14)	29,283
States and political subdivisions	6,128	194	(3)	6,319
Asset backed securities	13,354	3	—	13,357
Other securities	3,000	—	(6)	2,994
Total	$528,689	$4,625	$(1,791)	$531,523

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

	June 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,186	$1,186	$577	$577
After one year but within five years	1,201	1,202	2,396	2,397
After five years but within ten years	4	4	4	4
After ten years	—	—	—	—
Total	$2,391	$2,392	$2,977	$2,978
Available for Sale
Contractual maturity of debt securities:
Within one year	$61,131	$61,108	$58,478	$58,688
After one year but within five years	1,025,359	976,452	408,253	410,049
After five years but within ten years	132,089	121,770	10,851	11,011
After ten years	45,818	44,173	51,107	51,775
Total debt securities	$1,264,397	$1,203,503	$528,689	$531,523

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Book value of pledged securities	$476,596	$473,026

The following is a detail of proceeds from sales and the realized losses on available for sale debt securities:

	Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Proceeds	$222,473	$—
Gross losses realized	3,990	—

During the six months ended June 30, 2022, the Company sold $226 million of debt securities with an average yield of 0.16%, which were subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. The Company used specific identification to reclassify the unrealized loss in other comprehensive income to a realized loss, as shown in the consolidated statements of comprehensive income. There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the six months ended June 30, 2021.

Realized gains/losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at June 30, 2022 and December 31, 2021 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
June 30, 2022
Available for Sale
U.S. treasuries	58	$1,112,058	$58,843	$4,853	$144	$1,116,911	$58,987
U.S. federal agencies	2	363	1	—	—	363	1
Mortgage backed securities	71	15,971	1,368	657	61	16,628	1,429
States and political subdivisions	7	2,135	173	195	6	2,330	179
Asset backed securities	1	12,877	486	—	—	12,877	486
Other securities	1	2,732	268	—	—	2,732	268
Total	140	$1,146,136	$61,139	$5,705	$211	$1,151,841	$61,350
December 31, 2021
Available for Sale
U.S. treasuries	10	$298,080	$1,766	$—	$—	$298,080	$1,766
U.S. federal agencies	1	376	2	—	—	376	2
Mortgage backed securities	7	2,824	14	—	—	2,824	14
States and political subdivisions	2	505	3	—	—	505	3
Other securities	1	2,994	6	—	—	2,994	6
Total	21	$304,779	$1,791	$—	$—	$304,779	$1,791

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of June 30, 2022 and December 31, 2021, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$893,144	$775,554
Commercial real estate non-owner occupied	1,162,912	1,095,324
Construction and development < 60 months	436,658	415,466
Construction residential real estate < 60 months	285,090	254,524
Residential real estate first lien	1,072,564	937,006
Residential real estate all other	173,914	161,018
Farmland	266,790	272,179
Commercial and agricultural non-real estate (2)	1,399,702	1,416,093
Consumer non-real estate	439,723	413,370
Oil and gas	482,786	428,908
Total (1)	$6,613,283	$6,169,442
(1) Excludes accrued interest receivable of $23.3 million at June 30, 2022 and $21.0 million at December 31, 2021, that is recorded in accrued interest receivable and other assets.

(2) Includes PPP loans held for investment of $3.2 million, net of unamortized processing fees of $0, at June 30, 2022 and $80.4 million, net of unamortized processing fees of $2.0 million, at December 31, 2021.

Loans that were designated as Other and consisted mainly of Small Business Administration (“SBA”) loans were moved to their more descriptive portfolio segment. Therefore, we no longer have an Other loan portfolio segment.

In April 2020, the Company began originating loans to qualified small businesses under the Paycheck Protection Program (“PPP”) administered by the SBA. Since PPP loans are fully guaranteed by the SBA, there is no expected credit loss related to these loans. The Company had processing fees, which were recognized as interest income related to the PPP loans totaling approximately $400,000 and $11.9 million during the three months ended June 30, 2022 and 2021, respectively and $2.1 million and $21.7 million during the six months ended June 30, 2022 and 2021, respectively.

The Company's loans are currently 83% held by BancFirst and 17% held by Pegasus and Worthington. In addition, approximately 65% of the Company's loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

The Company's portfolio segment descriptions and the weighted average remaining life of portfolio segments are disclosed in Note (5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Troubled Debt Restructurings, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of troubled debt restructurings and other real estate owned and repossessed assets:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Troubled debt restructurings	$2,174	$3,665
Other real estate owned and repossessed assets	$39,209	$39,553

The Company charges interest on principal balances outstanding on troubled debt restructurings during deferral periods. The current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings were not considered to be material.

Other real estate owned included a commercial real estate property recorded at approximately $29.7 million at June 30, 2022 and $29.5 million at December 31, 2021. At December 31, 2021, other real estate owned included approximately $2.4 million related to the Company's previous headquarters. The previous headquarters was sold during the second quarter of 2022.

During the six months ended June 30, 2022, the Company sold property held in other real estate owned for a total gain of $3.8 million, compared to a total loss of $105,000 in the six months ended June 30, 2021.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either of the six months ended June 30, 2022 or 2021. In addition, there were no nonaccrual loans for which there is no related allowance for credit losses at both June 30, 2022 and December 31, 2021. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $653,000 for the six months ended June 30, 2022 and approximately $1.2 million for the six months ended June 30, 2021.

Nonaccrual loans guaranteed by government agencies totaled approximately $2.2 million at June 30, 2022 and approximately $3.3 million at December 31, 2021.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$2,224	$4,351
Commercial real estate non-owner occupied	—	407
Construction and development < 60 months	101	80
Construction residential real estate < 60 months	103	—
Residential real estate first lien	2,537	2,763
Residential real estate all other	111	280
Farmland	2,540	4,224
Commercial and agricultural non-real estate	5,998	7,569
Consumer non-real estate	98	148
Oil and gas	—	1,070
Total	$13,712	$20,892

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of June 30, 2022
Real estate:
Commercial real estate owner occupied	$1,578	$132	$726	$2,436	$890,708	$893,144	$374
Commercial real estate non-owner occupied	—	—	36	36	1,162,876	1,162,912	36
Construction and development < 60 months	2,890	113	33	3,036	433,622	436,658	—
Construction residential real estate < 60 months	—	—	103	103	284,987	285,090	—
Residential real estate first lien	3,688	1,038	2,231	6,957	1,065,607	1,072,564	1,600
Residential real estate all other	644	65	637	1,346	172,568	173,914	618
Farmland	600	281	2,246	3,127	263,663	266,790	1,052
Commercial and agricultural non-real estate	4,029	654	3,522	8,205	1,391,497	1,399,702	496
Consumer non-real estate	2,542	561	526	3,629	436,094	439,723	512
Oil and gas	—	159	83	242	482,544	482,786	83
Total	$15,971	$3,003	$10,143	$29,117	$6,584,166	$6,613,283	$4,771

As of December 31, 2021
Real estate:
Commercial real estate owner occupied	$2,046	$223	$1,465	$3,734	$771,820	$775,554	$18
Commercial real estate non-owner occupied	7,244	—	—	7,244	1,088,080	1,095,324	—
Construction and development < 60 months	136	—	—	136	415,330	415,466	—
Construction residential real estate < 60 months	2,264	—	—	2,264	252,260	254,524	—
Residential real estate first lien	3,351	567	2,817	6,735	930,271	937,006	1,704
Residential real estate all other	293	30	451	774	160,244	161,018	431
Farmland	253	37	2,077	2,367	269,812	272,179	139
Commercial and agricultural non-real estate	2,506	546	7,118	10,170	1,405,923	1,416,093	2,418
Consumer non-real estate	1,873	321	272	2,466	410,904	413,370	254
Oil and gas	—	—	—	—	428,908	428,908	—
Total	$19,966	$1,724	$14,200	$35,890	$6,133,552	$6,169,442	$4,964

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

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades :

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(Dollars in thousands)
As of June 30, 2022
Commercial real estate owner occupied
Grade 1	$98,837	$153,898	$119,189	$98,981	$49,907	$138,353	$47,977	$707,142
Grade 2	25,774	33,972	32,759	21,243	10,083	33,359	23,049	180,239
Grade 3	—	42	452	936	341	1,606	212	3,589
Grade 4	—	303	—	851	193	520	307	2,174
Total commercial real estate owner occupied	124,611	188,215	152,400	122,011	60,524	173,838	71,545	893,144
Commercial real estate non-owner occupied
Grade 1	86,546	238,973	183,794	112,077	38,979	104,280	28,735	793,384
Grade 2	58,327	54,276	45,985	49,899	32,181	86,252	29,344	356,264
Grade 3	6,996	—	—	3,158	93	2,814	—	13,061
Grade 4	—	—	—	—	203	—	—	203
Total commercial real estate non-owner occupied	151,869	293,249	229,779	165,134	71,456	193,346	58,079	1,162,912
Construction and development < 60 months
Grade 1	60,042	136,104	42,114	37,833	3,629	5,887	40,046	325,655
Grade 2	18,223	28,205	1,799	14,816	1,733	1,277	43,436	109,489
Grade 3	1,198	—	103	—	—	2	111	1,414
Grade 4	—	—	33	52	—	15	—	100
Total construction and development < 60 months	79,463	164,309	44,049	52,701	5,362	7,181	83,593	436,658
Construction residential real estate < 60 months
Grade 1	119,503	94,469	3,821	26	—	44	31,831	249,694
Grade 2	18,089	14,076	347	—	—	413	1,855	34,780
Grade 3	513	—	—	—	—	—	—	513
Grade 4	—	103	—	—	—	—	—	103
Total construction residential real estate < 60 months	138,105	108,648	4,168	26	—	457	33,686	285,090
Residential real estate first lien
Grade 1	181,536	234,262	162,322	94,607	61,203	157,490	6,396	897,816
Grade 2	23,461	39,031	25,983	14,136	12,264	44,323	—	159,198
Grade 3	1,521	1,492	1,050	1,701	1,826	3,800	—	11,390
Grade 4	—	199	184	525	987	2,265	—	4,160
Total residential real estate first lien	206,518	274,984	189,539	110,969	76,280	207,878	6,396	1,072,564
Residential real estate all other
Grade 1	16,908	13,021	12,762	6,836	4,343	13,031	33,925	100,826
Grade 2	1,990	1,849	1,944	1,761	1,206	2,820	58,388	69,958
Grade 3	185	211	91	67	243	890	589	2,276
Grade 4	—	31	177	—	38	218	390	854
Total residential real estate all other	19,083	15,112	14,974	8,664	5,830	16,959	93,292	173,914
Farmland
Grade 1	26,555	40,429	32,947	21,399	11,001	32,232	6,702	171,265
Grade 2	8,434	16,653	7,470	13,116	6,084	17,368	12,121	81,246
Grade 3	2,267	1,954	1,862	1,778	70	2,409	1,923	12,263
Grade 4	—	1,125	379	—	58	222	232	2,016
Total farmland	37,256	60,161	42,658	36,293	17,213	52,231	20,978	266,790
Commercial and agricultural non-real estate
Grade 1	160,548	271,247	100,081	71,623	22,808	71,498	337,631	1,035,436
Grade 2	46,899	69,950	28,657	17,177	26,250	7,737	145,827	342,497
Grade 3	2,368	2,451	2,144	1,219	1,937	806	7,019	17,944
Grade 4	—	679	234	907	499	1,237	269	3,825
Total commercial and agricultural non-real estate	209,815	344,327	131,116	90,926	51,494	81,278	490,746	1,399,702
Consumer non-real estate
Grade 1	112,598	141,806	55,814	30,229	10,829	3,970	35,949	391,195
Grade 2	13,357	14,002	5,298	4,529	1,395	2,042	5,233	45,856
Grade 3	296	767	405	294	127	97	2	1,988
Grade 4	64	286	87	182	64	1	—	684
Total consumer non-real estate	126,315	156,861	61,604	35,234	12,415	6,110	41,184	439,723
Oil and gas
Grade 1	115,020	101,947	18,040	4,468	1,798	326	152,151	393,750
Grade 2	9,301	5,414	3,681	13,581	17,777	250	30,898	80,902
Grade 3	45	4,733	8	—	—	199	2,080	7,065
Grade 4	—	1,000	—	—	—	—	69	1,069
Total oil and gas	124,366	113,094	21,729	18,049	19,575	775	185,198	482,786
Total loans held for investment	$1,217,401	$1,718,960	$892,016	$640,007	$320,149	$740,053	$1,084,697	$6,613,283

Allowance for Credit Losses Methodology

The Company determines its provision for credit losses and allowance for credit losses using the expected loss methodology that is referred to as the CECL model. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.

The increase in allowance for credit loss during 2022 was primarily related to the purchase of loans without credit deterioration during the year. The decrease in the allowance for credit loss during 2021 was driven by a reversal of a pandemic-related provision during 2021 based on sustained improvements in the economy, both nationally and in the Company's markets, which reduced the amount of expected credit loss within the loan portfolio. This reduction was partially offset by additional allowance for credit loss required for newly acquired loans. The allowance for credit loss for the oil and gas category was reduced due to the increases in oil and gas commodity prices contributing to a more stable and profitable energy industry; however this decrease was entirely offset by an increase in allowance for credit loss for the commercial real estate non-owner occupied category due to ongoing uncertainty regarding the pandemic's long-term impact on the office and retail sectors.

The following table details activity in the allowance for credit losses on loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2022
Real estate:
Commercial real estate owner occupied	$8,281	$—	$(4)	$30	$26	$(1,362)	$6,945
Commercial real estate non-owner occupied	20,674	—	—	—	—	2,263	22,937
Construction and development < 60 months	3,309	—	—	2	2	417	3,728
Construction residential real estate < 60 months	2,164	—	—	—	—	128	2,292
Residential real estate first lien	3,421	—	(5)	6	1	(39)	3,383
Residential real estate all other	2,107	—	(36)	—	(36)	(20)	2,051
Farmland	4,383	—	—	—	—	(18)	4,365
Commercial and agricultural non-real estate	27,724	—	(717)	30	(687)	796	27,833
Consumer non-real estate	3,771	—	(153)	42	(111)	434	4,094
Oil and gas	11,405	—	—	—	—	(2,098)	9,307
Total	$87,239	$—	$(915)	$110	$(805)	$501	$86,935
Six Months Ended June 30, 2022
Real estate:
Commercial real estate owner occupied	$7,568	$—	$(20)	$78	$58	$(681)	$6,945
Commercial real estate non-owner occupied	16,987	—	—	—	—	5,950	22,937
Construction and development < 60 months	3,490	—	—	5	5	233	3,728
Construction residential real estate < 60 months	1,092	—	—	—	—	1,200	2,292
Residential real estate first lien	3,076	2	(49)	13	(36)	341	3,383
Residential real estate all other	2,104	—	(36)	402	366	(419)	2,051
Farmland	4,822	—	—	—	—	(457)	4,365
Commercial and agricultural non-real estate	28,085	48	(899)	143	(756)	456	27,833
Consumer non-real estate	3,734	28	(233)	80	(153)	485	4,094
Oil and gas	12,978	—	—	—	—	(3,671)	9,307
Total	$83,936	$78	$(1,237)	$721	$(516)	$3,437	$86,935

	Allowance for Credit Losses
	Balance at beginning of period	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2021
Real estate:
Commercial real estate owner occupied	$6,505	$987	$—	$1	$1	$805	$8,298
Commercial real estate non-owner occupied	19,115	633	(758)	—	(758)	(3,952)	15,038
Construction and development < 60 months	2,943	173	—	2	2	(23)	3,095
Construction residential real estate < 60 months	1,092	—	—	—	—	(94)	998
Residential real estate first lien	2,937	117	(9)	12	3	(136)	2,921
Residential real estate all other	1,880	—	(30)	1	(29)	112	1,963
Farmland	3,088	643	—	1	1	(5)	3,727
Commercial and agricultural non-real estate	35,439	4,711	(3,442)	125	(3,317)	(2,523)	34,310
Consumer non-real estate	3,421	8	(209)	86	(123)	175	3,481
Oil and gas	14,440	—	—	—	—	(4,308)	10,132
Total	$90,860	$7,272	$(4,448)	$228	$(4,220)	$(9,949)	$83,963
Six Months Ended June 30, 2021
Real estate:
Commercial real estate owner occupied	$8,470	$987	$—	$1	$1	$(1,160)	$8,298
Commercial real estate non-owner occupied	12,318	633	(796)	—	(796)	2,883	15,038
Construction and development < 60 months	2,723	173	—	5	5	194	3,095
Construction residential real estate < 60 months	726	—	—	—	—	272	998
Residential real estate first lien	2,822	117	(52)	27	(25)	7	2,921
Residential real estate all other	2,236	—	(46)	4	(42)	(231)	1,963
Farmland	3,153	643	—	1	1	(70)	3,727
Commercial and agricultural non-real estate	34,643	4,711	(3,598)	152	(3,446)	(1,598)	34,310
Consumer non-real estate	3,542	8	(622)	198	(424)	355	3,481
Oil and gas	20,733	—	—	—	—	(10,601)	10,132
Total	$91,366	$7,272	$(5,114)	$388	$(4,726)	$(9,949)	$83,963

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The credit-deteriorated loans purchased during the six-month periods ended June 30, 2022 and June 30, 2021 were as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the period ended June 30, 2022
Purchase price of loans at acquisition	$661
Allowance for credit losses at acquisition	78
Par value of acquired loans at acquisition	$739

For the period ended June 30, 2021
Purchase price of loans at acquisition	$26,779
Allowance for credit losses at acquisition	7,272
Par value of acquired loans at acquisition	$34,051

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the six months ended June 30, 2022 and 2021, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of June 30, 2022
Real estate:
Commercial real estate owner occupied	$1,671	$—	$—	$—	$1,671	$555
Commercial real estate non-owner occupied	1,146	—	—	—	1,146	214
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—
Residential real estate first lien	734	—	—	—	734	107
Residential real estate all other	34	—	—	—	34	15
Farmland	6,341	—	—	—	6,341	1,157
Commercial and agricultural non-real estate	—	4,441	—	5,344	9,785	3,837
Consumer non-real estate	—	—	—	39	39	35
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$9,926	$4,441	$—	$5,383	$19,750	$5,920

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2021
Real estate:
Commercial real estate owner occupied	$1,952	$—	$—	$—	$1,952	$576
Commercial real estate non-owner occupied	1,404	—	—	—	1,404	263
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—
Residential real estate first lien	871	—	—	—	871	143
Residential real estate all other	199	—	—	—	199	178
Farmland	8,703	—	—	—	8,703	1,805
Commercial and agricultural non-real estate	—	6,472	—	5,202	11,674	4,938
Consumer non-real estate	—	—	—	54	54	20
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$13,129	$6,472	$—	$5,256	$24,857	$7,923

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Other real estate owned	$4,065	$9,438
Repossessed assets	503	427
Total	$4,568	$9,865

(5) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
June 30, 2022
Core deposit intangibles	$33,298	$(11,914)	$21,384
Customer relationship intangibles	3,350	(2,991)	359
Total	$36,648	$(14,905)	$21,743
December 31, 2021
Core deposit intangibles	$27,433	$(10,311)	$17,122
Customer relationship intangibles	3,350	(2,906)	444
Total	$30,783	$(13,217)	$17,566

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Six months ended June 30, 2022
Balance at beginning of period	$13,767	$61,212	$68,855	$—	$5,464	$624	$149,922
Acquisitions	—	—	—	33,717	—	—	33,717
Balance at end of period	$13,767	$61,212	$68,855	$33,717	$5,464	$624	$183,639

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

The following table presents rent expense for all operating leases, including those rented on a monthly or temporary basis as of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Rental expense	$491	$463	$916	$966

As of June 30, 2022, the right of use lease asset included in accrued interest receivable and other assets on the consolidated balance sheet totaled $5.3 million, and a related lease liability included in accrued interest payable and other liabilities on the consolidated balance sheet totaled $5.2 million. As of June 30, 2022, the Company's operating leases have a weighted-average remaining lease term of 3.4 years and a weighted-average discount rate of 2.3 percent.

The following table presents minimum future commitments by year for the Company’s operating leases. Such commitments are reflected as undiscounted values and are reconciled to the discounted present value recognized on the consolidated balance sheet.

June 30, 2022
(Dollars in thousands)
2022 (six months)	$929
2023	1,565
2024	1,205
2025	989
2026	647
Thereafter	1,314
Total lease payments	6,649
Less imputed Interest	(1,483)
Operating lease liability	$5,166

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the consolidated balance sheet as premises and equipment. The Company had operating lease revenue of $1.4 million and $1.3 million for the three months ended June 30, 2022 and June 30, 2021, respectively. The Company had operating lease revenue of $2.7 million for both six months ended June 30, 2022 and June 30, 2021. Lease revenue is included in occupancy, net on the consolidated statement of comprehensive income.

The Company does not have operating leases that extend beyond 2031. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

June 30, 2022
(Dollars in thousands)
2022 (six months)	$1,872
2023	3,043
2024	2,918
2025	2,213
2026	1,847
2027-2031	3,559
Total future minimum lease payments	$15,452

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

(8) STOCK-BASED COMPENSATION

The Company has had a nonqualified incentive stock option plan, the BancFirst Corporation Stock Option Plan (the “Employee Plan”), since May 1986. At June 30, 2022, there were 133,500 shares available for future grants. The Employee Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company has had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) since June 1999. Each non-employee director is granted an option for 10,000 shares. At June 30, 2022, there were 65,000 shares available for future grants. The Non-Employee Directors’ Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

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

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Six Months Ended June 30, 2022
Outstanding at December 31, 2021	1,303,250	$40.90
Options granted	135,000	81.90
Options exercised	(164,792)	26.05
Options canceled, forfeited, or expired	(5,000)	74.90
Outstanding at June 30, 2022	1,268,458	47.06	8.32 Yrs	$61,713
Exercisable at June 30, 2022	516,458	29.79	7.06 Yrs	$34,043

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of options exercised	$2,979	$557	$8,943	$7,860
Cash received from options exercised	1,303	413	4,292	4,379
Tax benefit realized from options exercised	716	142	2,150	2,002

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Stock-based compensation expense	$460	$473	$918	$1,049
Tax benefit	111	114	221	252
Stock-based compensation expense, net of tax	$349	$359	$697	$797

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

June 30, 2022
(Dollars in thousands)
Unearned stock-based compensation expense	$9,981

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Six Months Ended June 30,
	2022	2021
Weighted average grant-date fair value per share of options granted	$29.08	$23.74
Risk-free interest rate	1.75 to 3.25%	1.34 to1.74%
Dividend yield	2.00%	2.00%
Stock price volatility	34.61 to 34.71%	35.55 to 36.01%
Expected term	10 Yrs	10 Yrs

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

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of June 30, 2022, there are 29,879 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 13,288 and 2,161 shares of common stock distributed from the Deferred Stock Compensation Plan during the six months ended June 30, 2022 and 2021, respectively.

A summary of the accumulated stock units is as follows:

	June 30,	December 31,
	2022	2021
Accumulated stock units	143,712	152,754
Average price	$32.79	$30.86

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

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of BancFirst Corporation’s, BancFirst’s, Pegasus’s and Worthington's assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of June 30, 2022, BancFirst Corporation, BancFirst, Pegasus and Worthington met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2022:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,198,933	16.02%	$599,086	8.00%	$786,300	10.50%	N/A	N/A
BancFirst	1,036,057	16.41%	504,967	8.00%	662,769	10.50%	$631,209	10.00%
Pegasus	101,936	11.68%	69,794	8.00%	91,605	10.50%	87,243	10.00%
Worthington	43,784	15.14%	23,138	8.00%	30,369	10.50%	28,923	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,026,801	13.72%	$336,986	4.50%	$524,200	7.00%	N/A	N/A
BancFirst	939,308	14.88%	284,044	4.50%	441,846	7.00%	$410,286	6.50%
Pegasus	94,663	10.85%	39,259	4.50%	61,070	7.00%	56,708	6.50%
Worthington	40,248	13.92%	13,015	4.50%	20,246	7.00%	18,800	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,052,801	14.07%	$449,314	6.00%	$636,529	8.50%	N/A	N/A
BancFirst	959,308	15.20%	378,725	6.00%	536,527	8.50%	$504,967	8.00%
Pegasus	94,663	10.85%	52,346	6.00%	74,157	8.50%	69,794	8.00%
Worthington	40,248	13.92%	17,354	6.00%	24,584	8.50%	23,138	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$1,052,801	8.47%	$497,366	4.00%	N/A	N/A	N/A	N/A
BancFirst	959,308	9.10%	421,682	4.00%	N/A	N/A	$527,102	5.00%
Pegasus	94,663	7.04%	53,773	4.00%	N/A	N/A	67,216	5.00%
Worthington	40,248	8.00%	20,129	4.00%	N/A	N/A	25,162	5.00%

As of June 30, 2022, the most recent notifications from the Federal Reserve Bank of Kansas City, the FDIC and the Comptroller of the Currency, categorized BancFirst, Pegasus and Worthington as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications to BancFirst Corporation, BancFirst, Pegasus and Worthington of their capital category that management believes would materially change their category under capital requirements existing as of the report date.

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of Subordinated Notes. The Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines.

In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility are included. The PPP loans the Company originated in 2021 and 2020 are included in the calculation of the Company’s leverage ratio as of June 30, 2022 as the Company did not utilize the PPP Facility for funding purposes.

(10) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended June 30, 2022
Basic
Income available to common stockholders	$44,707	32,749,752	$1.36
Dilutive effect of stock options	—	668,730
Diluted
Income available to common stockholders plus assumed exercises of stock options	$44,707	33,418,482	$1.34
Three Months Ended June 30, 2021
Basic
Income available to common stockholders	$48,192	32,779,227	$1.47
Dilutive effect of stock options	—	626,696
Diluted
Income available to common stockholders plus assumed exercises of stock options	$48,192	33,405,923	$1.45
Six Months Ended June 30, 2022
Basic
Income available to common stockholders	$80,622	32,708,563	$2.46
Dilutive effect of stock options	—	658,236
Diluted
Income available to common stockholders plus assumed exercises of stock options	$80,622	33,366,799	$2.42
Six Months Ended June 30, 2021
Basic
Income available to common stockholders	$90,712	32,768,102	$2.77
Dilutive effect of stock options	—	639,591
Diluted
Income available to common stockholders plus assumed exercises of stock options	$90,712	33,407,693	$2.72

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended June 30, 2022	122,489
Three Months Ended June 30, 2021	43,093
Six Months Ended June 30, 2022	131,779
Six Months Ended June 30, 2021	108,055

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

Derivatives

Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains dealer and market quotations to value its oil and gas swaps and options. The Company utilizes dealer quotes and observable market data inputs to substantiate internal valuation model.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2022
Debt securities available for sale:
U.S. Treasury	$1,146,858	$—	$—	$1,146,858
U.S. federal agencies	—	18,871	—	18,871
Mortgage-backed securities	—	17,289	—	17,289
States and political subdivisions	—	4,666	210	4,876
Asset backed securities	—	12,877	—	12,877
Other debt securities	—	2,732	—	2,732
Derivative assets	—	55,174	—	55,174
Derivative liabilities	—	53,943	—	53,943

December 31, 2021
Debt securities available for sale:
U.S. Treasury	$457,628	$—	$—	$457,628
U.S. federal agencies	—	21,942	—	21,942
Mortgage-backed securities	—	29,283	—	29,283
States and political subdivisions	—	5,999	320	6,319
Asset backed securities	—	13,357	—	13,357
Other debt securities		2,994		2,994
Derivative assets	—	8,946	—	8,946
Derivative liabilities	—	8,237	—	8,237

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at the beginning of the year	$320	$12,869
Transfers to level 2	—	(12,714)
Purchases	—	240
Settlements	(110)	(75)
Balance at the end of the period	$210	$320

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2022, the Company did not transfer any debt securities. During the year ended December 31, 2021, the Company transferred debt securities from Level 3 to Level 2 due to a review of the pricing models that determined some asset backed debt securities to be Level 2.

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

The following table summarizes assets measured at fair value on a nonrecurring basis during the period presented. These nonrecurring fair values do not represent all assets, only those assets that have been adjusted during the reporting period:

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended June 30, 2022
Equity securities	$10,249
Collateral dependent loans	525
Repossessed assets	110
Other real estate owned	2,300
As of and for the Year-to-date Period Ended December 31, 2021
Equity securities	$10,590
Collateral dependent loans	13,195
Repossessed assets	78
Other real estate owned	7,496

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

Loans Held For Investment

To determine the fair value of loans held for investment, the Company uses an exit price calculation, which takes into account factors such as liquidity, credit and the nonperformance risk of loans. For certain homogeneous categories of loans, such as some residential mortgages, fair values are estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30,		December 31,
	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$3,879,341	$3,879,341	$2,050,022	$2,050,022
Federal funds sold	1,525	1,525	800	800
Debt securities held for investment	21	22	32	33
Loans held for sale	7,360	7,360	24,776	24,776
Level 3 inputs:
Debt securities held for investment	2,370	2,370	2,945	2,945
Loans, net of allowance for credit losses	6,526,348	6,296,415	6,085,506	6,059,716
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	11,142,688	10,825,618	8,091,914	8,161,553
Short-term borrowings	6,100	6,100	—	—
Subordinated debt	86,015	85,100	85,987	90,391
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,350		3,648
Letters of credit		509		621

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2022 or December 31, 2021.

(12) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. These margins have increased during 2022 due to the current increase in oil and gas prices and customer activity. These margins are included in other assets totaling $98.7 million at June 30, 2022 and $14.3 million at December 31, 2021.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		June 30, 2022		December 31, 2021
Oil and Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	3,599	$40,214	2,585	$6,563
Derivative liabilities	Barrels	(3,599)	(39,506)	(2,585)	(6,129)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	34,990	14,960	19,752	2,383
Derivative liabilities	MMBTUs/Gallons	(34,990)	(14,437)	(19,752)	(2,108)

Total Fair Value	Included in
Derivative assets	Other assets		55,174		8,946
Derivative liabilities	Other liabilities		(53,943)		(8,237)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Derivative income	$189	$37	$348	$39

The Company's credit exposure on oil and gas swaps and options varies based on the current market prices of oil and gas. Other than credit risk, changes in the fair value of customer positions will be offset by equal and opposite changes in the counterparty positions. The net positive fair value of the contracts represents the profit derived from the activity and is unaffected by the market price movements. The Company's share of total profit is approximately 35%.

Customer credit exposure is managed by strict position limits and is primarily offset by first liens on production while the remainder is offset by cash. Counterparty credit exposure is managed by selecting highly rated counterparties (rated A- or better by Standard and Poor's) and monitoring market information.

The Company's net credit exposure relating to oil and gas swaps and options with bank counterparties was zero as of both June 30, 2022 and December 31, 2021.

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

The results of operations and selected financial information for the six business units are as follows:

	Metropolitan Banks	Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2022
Net interest income	$21,962	$49,615	$9,964	$3,743	$2,079	$(505)	$9	$86,867
Noninterest income	5,504	18,152	293	286	10,753	52,756	(45,146)	42,598
Income before taxes	15,142	36,462	4,672	1,436	4,643	37,901	(45,009)	55,247

Three Months Ended June 30, 2021
Net interest income	$19,848	$45,024	$5,808	$—	$11,457	$9	$217	$82,363
Noninterest income	3,669	16,197	355	—	10,913	62,025	(48,541)	44,618
Income before taxes	17,602	36,514	1,947	—	5,220	49,790	(48,166)	62,907

Six Months Ended June 30, 2022
Net interest income	$41,570	$94,183	$17,584	$5,437	$4,992	$(1,412)	$20	$162,374
Noninterest income	15,277	34,997	484	419	23,736	95,330	(83,995)	$86,248
Income before taxes	33,313	67,801	7,499	1,821	10,688	61,549	(83,715)	$98,956

Six Months Ended June 30, 2021
Net interest income	$39,181	$87,794	$11,167	$—	$21,339	$(398)	$486	$159,569
Noninterest income	8,813	31,173	739	—	22,488	111,756	(90,416)	$84,553
Income before taxes	31,526	66,283	3,592	—	11,171	92,130	(89,617)	$115,085

Total Assets:
June 30, 2022	$3,430,347	$6,899,994	$1,424,086	$540,608	$108,723	$1,574,991	$(1,448,676)	$12,530,073
December 31, 2021	2,627,874	5,821,220	1,045,699	—	71,694	1,201,974	(1,362,849)	9,405,612

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2022 and December 31, 2021 and results of operations for the three and six months ended June 30, 2022 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2021, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2021 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

•
The likelihood the Durbin Amendment will impact non-interest income beginning July 1, 2023.
•
Political pressures could further limit our ability to charge for NSF and overdraft fees.
•
The lingering effect of governments’ stimulus programs.
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
•
The COVID-19 pandemic’s lingering effects on us and our customers, employees and third-party service providers, which may materially affect our business, financial position, operations and prospects.
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

SUMMARY

The Company’s net income for the second quarter of 2022 was $44.7 million, compared to $48.2 million for the second quarter of 2021. Diluted net income per common share was $1.34 and $1.45 for the second quarter of 2022 and 2021, respectively.

The Company’s net interest income for the second quarter of 2022 increased to $86.9 million, compared to $82.4 million for the second quarter of 2021. Rising short term interest rates contributed to the increase. The net interest margin for the second quarter was 3.05% and 3.32% or the second quarter of 2021. The margin for the second quarter of 2021 was positively impacted by higher PPP fees, which were $11.9 million compared to approximately $400,000 for the current quarter.

For the second quarter of 2022 the Company recorded a provision for credit losses of $501,000 compared to a net benefit from reversal of provisions of $9.9 million for the quarter ended June 30, 2021. Provisions for credit losses have stabilized in 2022 after the economic downturn and recovery from the effects of the COVID pandemic in prior years.

Noninterest income for the second quarter of 2022 totaled $42.6 million down from $44.6 million for the second quarter of 2021. The decrease in noninterest income in 2022 was due to a purchase gain of $6.0 million that was included in the second quarter of 2021 related to the purchase and assumption transaction with The First National Bank and Trust Company of Vinita, Oklahoma. Noninterest expense for the second quarter of 2022 was relatively flat at $73.7 million but included a gain of $3.1 million from the sale of the Company’s prior headquarters that was carried in other real estate owned, as well as a write down of an equity investment of $1.5 million.

The Company’s effective tax rate was 19.1% for the second quarter of 2022 compared to 23.4% for the second quarter of 2021. The lower effective tax rate was driven by the exercise of stock options during the quarter that produced higher tax deductions for compensation, and a lower state income tax rate.

At June 30, 2022, the Company’s total assets were $12.5 billion compared to $9.4 billion at December 31, 2021. Deposits totaled $11.1 billion, an increase of $3.1 billion from December 31, 2021. The consolidated balance sheet growth was driven by the return of customer deposits from off-balance sheet sweep accounts, continued deposit growth and the acquisition of Worthington National Bank. Loans totaled $6.6 billion compared to $6.2 billion at December 31, 2021. Loan growth during the first two quarters of 2022, net of acquired loans and PPP loans, was $247 million, or 4%. The Company’s total stockholders’ equity was $1.2 billion, an increase of $14.0 million over December 31, 2021.

Asset quality remained strong as nonaccrual loans continued to decline, totaling $13.7 million, which represented 0.21% of total loans at June 30, 2022, down from 0.34% at year-end 2021. The allowance for credit losses to total loans stood at 1.31% at June 30, 2022, down from 1.36% at the end of 2021.

See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note (1) of the Notes to the Consolidated Financial Statements for changes in the Company’s disclosures regarding recently issued accounting pronouncements since December 31, 2021, the date of its most recent annual report to stockholders.

SEGMENT INFORMATION

See Note (13) of the Notes to the Consolidated Financial Statements for disclosures regarding business segments.

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following tables present, for the periods indicated, certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $6.3 million for the three months ended June 30, 2022 compared to approximately $17.4 million for the three months ended June 30, 2021. Loan fees included in interest income were $13.7 million for the six months ended June 30, 2022 compared to $31.4 million for the six months ended June 30, 2021.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended June 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$6,566,437	$78,836	4.82%	$6,300,418	$82,598	5.26%
Debt securities – taxable	1,192,371	5,142	1.73	534,774	1,602	1.20
Debt securities – tax exempt	3,682	28	3.08	15,058	88	2.35
Federal funds sold and interest-bearing deposits with banks	3,686,883	7,605	0.83	3,111,009	825	0.11
Total earning assets	11,449,373	91,611	3.21	9,961,259	85,113	3.43
Nonearning assets:
Cash and due from banks	291,470			274,168
Interest receivable and other assets	943,850			684,089
Allowance for credit losses	(87,434)			(92,899)
Total nonearning assets	1,147,886			865,358
Total assets	$12,597,259			$10,826,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$977,424	$212	0.09%	$856,800	$156	0.07%
Savings deposits	4,328,065	2,733	0.25	3,692,119	939	0.10
Time deposits	665,660	641	0.39	657,473	908	0.55
Short-term borrowings	6,716	12	0.72	2,145	—	0.06
Subordinated debt	86,006	1,031	4.81	27,454	578	8.44
Total interest-bearing liabilities	6,063,871	4,629	0.31	5,235,991	2,581	0.20
Interest-free funds:
Noninterest-bearing deposits	5,223,063			4,432,892
Interest payable and other liabilities	126,279			47,868
Stockholders’ equity	1,184,046			1,109,866
Total interest free funds	6,533,388			5,590,626
Total liabilities and stockholders’ equity	$12,597,259			$10,826,617
Net interest income		$86,982			$82,532
Net interest spread			2.90%			3.23%
Effect of interest free funds			0.15%			0.09%
Net interest margin			3.05%			3.32%

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Six Months Ended June 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$6,463,687	$151,902	4.74%	$6,350,354	$160,363	5.09%
Debt securities – taxable	1,149,037	8,923	1.57	528,272	3,295	1.26
Debt securities – tax exempt	4,225	62	2.95	17,187	177	2.08
Federal funds sold and interest-bearing deposits with banks	3,618,260	9,363	0.52	2,751,005	1,420	0.10
Total earning assets	11,235,209	170,250	3.06	9,646,818	165,255	3.45
Nonearning assets:
Cash and due from banks	280,304			271,523
Interest receivable and other assets	864,988			683,978
Allowance for credit losses	(86,337)			(91,731)
Total nonearning assets	1,058,955			863,770
Total assets	$12,294,164			$10,510,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$959,898	$403	0.08%	$812,145	$304	0.08%
Savings deposits	4,249,720	3,874	0.18	3,598,589	2,045	0.11
Time deposits	659,907	1,290	0.39	657,704	1,976	0.61
Short-term borrowings	4,599	13	0.56	2,534	1	0.05
Subordinated debt	85,999	2,061	4.83	27,131	1,069	7.94
Total interest-bearing liabilities	5,960,123	7,641	0.26	5,098,103	5,395	0.21
Interest-free funds:
Noninterest-bearing deposits	5,053,996			4,270,391
Interest payable and other liabilities	97,146			44,713
Stockholders’ equity	1,182,899			1,097,381
Total interest free funds	6,334,041			5,412,485
Total liabilities and stockholders’ equity	$12,294,164			$10,510,588
Net interest income		$162,609			$159,860
Net interest spread			2.80%			3.24%
Effect of interest free funds			0.12%			0.10%
Net interest margin			2.92%			3.34%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income Statement Data
Net interest income	$86,867	$82,363	$162,374	$159,569
Provision for (benefit from) credit losses	501	(9,949)	3,437	(9,949)
Securities transactions	—	172	(3,915)	267
Total noninterest income	42,598	44,618	86,248	84,553
Salaries and employee benefits	45,284	41,992	89,216	81,569
Total noninterest expense	73,717	74,023	146,229	138,986
Net income	44,707	48,192	80,622	90,712
Per Common Share Data
Net income – basic	$1.36	$1.47	$2.46	$2.77
Net income – diluted	1.34	1.45	2.42	2.72
Cash dividends	0.36	0.34	0.72	0.68
Performance Data
Return on average assets	1.42%	1.79%	1.32%	1.74%
Return on average stockholders’ equity	15.14	17.42	13.74	16.67
Cash dividend payout ratio	26.47	23.13	29.27	24.55
Net interest spread	2.90	3.23	2.80	3.24
Net interest margin	3.05	3.32	2.92	3.34
Efficiency ratio	56.94	58.29	58.82	56.93
Net charge-offs to average loans	0.01	0.06	0.01	0.07

Net Interest Income

For the three months ended June 30, 2022, net interest income, which is the Company’s principal source of operating revenue, increased $4.5 million or 5.5% compared to the three months ended June 30, 2021. Rising short term interest rates contributed to the increase along with net interest income related to the Worthington acquisition. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin for the second quarter of 2022 decreased compared to the second quarter of 2021. The margin for the second quarter of 2021 was positively impacted by higher PPP fees, which were $11.9 million compared to approximately $400,000 for the current quarter.

Net interest income for the six months ended June 30, 2022 increased $2.8 million or 1.8% compared to the six months ended June 30, 2021. Rising short term interest rates contributed to the increase along with net interest income related to the Worthington acquisition. As shown in the preceding table, the Company’s net interest margin for the six months ended June 30, 2022 decreased compared to the six months ended June 30, 2021. The margin for the six months ended June 30, 2021 was positively impacted by higher PPP fees, which were $21.7 million compared to approximately $2.1 million for the six months ended June 30, 2022.

During 2021, the Company’s net interest income and net interest margin had been impacted by the decreases in interest rates stemming from the Federal Reserve's response to the COVID-19 pandemic. However, during 2022 the Federal Reserve began raising interest rates and the Company's expectation is that interest rates will continue to increase during the year.

Provision for Credit Losses

For the second quarter of 2022 the Company recorded a provision for credit losses of $501,000 compared to a net benefit from reversal of provisions of $9.9 million for the quarter ended June 30, 2021. The Company’s reversal of provision for the second quarter of 2021 was based on improvements in economic conditions and the Company’s outlook for certain economic indicators. Provisions for credit losses have stabilized in 2022 after the economic downturn and recovery from the effects of the COVID pandemic in prior years. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the consolidated balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $805,000 for the second quarter of 2022, compared to net loan charge-offs of $4.2 million for the second quarter of 2021. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a low level.

For the six months ended June 30, 2022, the Company recorded a provision for credit losses of $3.4 million, which was substantially related to acquired loans, compared to a net benefit from reversal of provisions of $9.9 million for the six months ended June 30, 2021. Net loan charge-offs were $516,000, compared to $4.7 million for the same period of the prior year.

Noninterest Income

Noninterest income, as presented in the preceding table, decreased by $2.0 million for the second quarter of 2022 compared to the second quarter of 2021. The decrease in noninterest income in 2022 was due to a purchase gain of $6.0 million that was included in the second quarter of 2021. In addition, the Company earned $2.1 million on the sale of loans for second quarter of 2021 compared to $1.3 million for second quarter of 2022. The income from sales of loans was higher in 2021 due to the increase in volume of mortgage loans originated because of record low mortgage rates. The Company expects the volume of mortgage loans originated to decrease as interest rates increase.

Noninterest income included non-sufficient funds fees totaling $6.1 million and $5.6 million for the three months ended June 30, 2022 and 2021, respectively. This represents 14.3% and 12.6% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $12.5 million and $11.9 million during the three months ended June 30, 2022 and 2021, respectively. This represents 29.3% and 26.6% of the Company’s noninterest income for the respective periods.

Noninterest income increased by $1.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in noninterest income was mostly attributable to $5.5 million of income resulting from the application of equity method accounting related to an equity interest received in the process of a loan collection, along with a $3.4 million increase in income from service charges on deposits and increases in trust revenue, insurance commissions and cash management. The increase in non-interest income was partially offset by a loss of $4.0 million on bonds resulting from the sale of $226 million of low yielding debt securities, which were subsequently reinvested in higher yielding debt securities. There was a $2.7 million gain on sale of other assets in the first six months of 2021, compared to $175,000 for 2022. In addition, there was an acquisition purchase gain of $6.0 million and a gain from the sale of the Company's Hugo, Oklahoma branch of $2.5 million in the first six months of 2021. The Company earned $4.1 million on the sale of loans for the six months ended June 30, 2021 compared to $2.9 million for the six months ended June 30, 2022.

Noninterest income included non-sufficient fund fees totaling $12.6 million and $11.1 million during the six months ended June 30, 2022 and 2021, respectively. This represents 14.7% and 13.2% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $24.1 million and $22.5 million during the six months ended June 30, 2022 and 2021, respectively. This represents 28.0% and 26.6% of the Company’s noninterest income for the respective periods. Government assistance funds that flowed into the market, including PPP loans and stimulus payments to households, increased both customer liquidity and interchange volume. This activity resulted in higher debit card interchange fees for the six months ending June 30, 2021.

The Company is subject to political pressures that could limit its ability to charge for non-sufficient funds ("NSF") and overdraft fees. As of April 1, 2022, the Company lowered the rates charged on NSF and overdraft fees. To the extent that increased volume doesn’t overcome these rate changes, the Company could experience lower annual pretax income.

It is likely the Company will exceed $10 billion in total assets at December 31, 2022. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this would trigger an approximate reduction of annual pretax income from debit card interchange fees of between $22 to $24 million beginning July 1, 2023.

Noninterest Expense

Noninterest expense, as presented in the preceding table, was relatively flat for second quarter of 2022 compared to the second quarter of 2021, but included a gain of $3.1 million from the sale of the Company’s prior headquarters that was carried in other real estate owned, as well as a write down of an equity investment of $1.5 million.

For the six months ended June 30, 2022, noninterest expense increased by $7.2 million compared to the six months ended June 30, 2021. The increase in noninterest expenses was due to the increase in salaries and employee benefits and other expenses related to the Worthington acquisition. In addition, the six months ended June 30, 2022 included a gain of $3.1 million from the sale of the Company’s prior headquarters that was carried in other real estate owned, as well as a write down of an equity investment of $1.5 million. The six months ended June 30, 2021 included approximately $4.0 million in acquisition related expenses.

Income Taxes

The Company’s effective tax rate was 19.1% for the second quarter of 2022, compared to 23.4% for the second quarter of 2021. The lower effective tax rate was driven by the exercising of stock options during the second quarter of 2022 that provided higher tax deductions for compensation and a lower state income tax rate.

The Company’s effective tax rate on income before taxes was 18.5% for the first six months of 2022, compared to 21.2% for the first six months of 2021.

The reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Consolidated Balance Sheet Data
Total assets	$12,530,073	$9,405,612
Total loans (net of unearned interest)	6,620,643	6,194,218
Allowance for credit losses	86,935	83,936
Debt securities	1,205,894	534,500
Deposits	11,142,688	8,091,914
Stockholders' equity	1,185,695	1,171,734
Book value per share	36.17	35.94
Tangible book value per share (non-GAAP)(1)	29.90	30.80
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,185,695	$1,171,734
Less goodwill	183,639	149,922
Less intangible assets, net	21,743	17,566
Tangible stockholders' equity (non-GAAP)	$980,313	$1,004,246
Common shares outstanding	32,781,198	32,603,118
Tangible book value per share (non-GAAP)	$29.90	$30.80
Selected Financial Ratios
Consolidated Balance Sheet Ratios:
Average loans to deposits (year-to-date)	59.17%	64.27%
Average earning assets to total assets (year-to-date)	91.39	91.96
Average stockholders’ equity to average assets (year-to-date)	9.62	10.32
Asset Quality Data
Loans past due 90 days and still accruing	$4,771	$4,964
Nonaccrual loans (3)	13,712	20,892
Restructured loans	2,174	3,665
Total nonperforming and restructured loans	20,657	29,521
Other real estate owned and repossessed assets	39,209	39,553
Total nonperforming and restructured assets	59,866	69,074
Asset Quality Ratios:
Nonaccrual loans to total loans	0.21%	0.34%
Nonperforming and restructured loans to total loans	0.31	0.48
Nonperforming and restructured assets to total assets	0.48	0.73
Allowance for credit losses to total loans	1.31	1.36
Allowance for credit losses to nonperforming and restructured loans	420.84	284.33
Allowance for credit losses to nonaccrual loans	634.01	401.76
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

(3) Government agencies guarantee approximately $2.2 million of nonaccrual loans at June 30, 2022.

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks increased by $1.8 billion, or 89.2%, to $3.9 billion, from December 31, 2021 to June 30, 2022. The increase was primarily related to the return of deposits from off-balance sheet sweep accounts related to the Company’s year-end sweep program, which was partially off-set by the purchase of higher yielding bonds described below.

Securities

At June 30, 2022, total debt securities increased $671.4 million, or 125.6% compared to December 31, 2021. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $60.9 million at June 30, 2022, compared to a net unrealized gain of $2.8 million at December 31, 2021. These unrealized losses and gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a loss of $46.5 million at June 30, 2022 and a gain of $2.2 million at December 31, 2021. During the six months ended June 30, 2022, the Company had a loss of $4.0 million resulting from the sale of $226 million of debt securities with an average yield of 0.16%, which was subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. On January 10, 2022, the Company purchased United States Treasury Notes with $600 million par value at an average yield of 1.42% and an average maturity of 53 months.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

Loans

At June 30, 2022, total loans increased $426.4 million or 6.9% compared to December 31, 2021. Loan growth during the first two quarters of 2022, net of acquired loans and PPP loans, was approximately $247 million, or 4%. At June 30, 2022, the balance of total PPP loans was $3.2 million, with no unamortized processing fees, compared to $80.4 million, net of unamortized processing fees of $2.0 million at December 31, 2021.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s loan portfolio segments.

Allowance for Credit Losses

The increase in the allowance for credit loss during 2022 was substantially related to the additional allowance for credit loss required for newly acquired loans. The decrease in the allowance for credit loss during 2021 was driven by a reversal of a pandemic-related provision during 2021 based on sustained improvements in the economy, both nationally and in the Company's markets, which reduced the amount of expected credit loss within the loan portfolio. This reduction was partially offset by additional allowance for credit loss required for newly acquired loans.

Nonperforming and Restructured Assets

At June 30, 2022, nonperforming and restructured assets decreased $9.2 million to $59.9 million compared to December 31, 2021. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.48% of total assets at June 30, 2022 and 0.73% of total assets at December 31, 2021.

Nonaccrual loans totaled $13.7 million at June 30, 2022, compared to $20.9 million at December 31, 2021. The Company’s nonaccrual loans decreased $7.2 million from December 31, 2021 due to resolutions of several loans. The Company’s nonaccrual loans are primarily commercial and agricultural non-real estate and farmland. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $653,000 for the six months ended June 30, 2022 and $1.2 million for the six months ended June 30, 2021. Only a small amount of this interest is expected to be ultimately collected. Approximately $2.2 million of nonaccrual loans were guaranteed by government agencies at June 30, 2022.

Restructured loans totaled $2.2 million at June 30, 2022 compared to $3.7 million at December 31, 2021. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections declines. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for credit losses. At June 30, 2022, the allowance for credit losses as a percentage of nonperforming and restructured loans was 420.84%, compared to 284.33%, at December 31, 2021. The level of nonperforming loans and credit losses could rise over time as a result of adverse economic conditions.

Other real estate owned (OREO) and repossessed assets totaled $39.2 million at June 30, 2022, compared to $39.6 million at December 31, 2021. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. Other real estate owned included a commercial real estate property recorded at $29.7 million at June 30, 2022 and $29.5 million at December 31, 2021. The Company's rental income from OREO was $2.8 million for the three months ended June 30, 2022 compared to $2.2 million for the three months ended June 30, 2021. The Company's rental income from OREO was $5.6 million for the six months ended June 30, 2022 compared to $4.6 million for the six months ended June 30, 2021. In addition, the Company's OREO holding expense was $2.6 million for the three months ended June 30, 2022 compared to $3.1 million for the three months ended June 30, 2021. The Company's OREO holding expense was $5.1 million for the six months ended June 30,

2022 compared to $4.6 million for the six months ended June 30, 2021. Other real estate owned and repossessed assets are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $205.4 million and $167.5 million at June 30, 2022 and December 31, 2021, respectively. The increase in goodwill and intangible assets was due the acquisition of Worthington on February 8, 2022, which added $5.9 million of core deposit intangibles and $33.7 million of goodwill. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

Other assets includes the cash surrender value of key-man life insurance policies totaling $81.6 million at June 30, 2022 and $81.4 million at December 31, 2021.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $55.2 million at June 31, 2022 and $8.9 million at December 31, 2021. These derivative financial instruments have increased due to the increase in oil and gas prices and customer activity. They require a daily margin to be posted, which fluctuates with oil and gas prices. The margins have increased during 2022 due to the current increase in oil and gas prices and customer activity. The margins are included in other assets totaling $98.7 million at June 30, 2022 and $14.3 million at December 31, 2021. See Note (12) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $10.2 million at June 30, 2022 and $10.6 million at December 31, 2021. The Company reviews its portfolio of equity securities for impairment at least quarterly.

Low Income Housing and New Market Tax Credit Investments

During 2022, there have not been any material changes in the Company’s low income housing tax credit investments and new market tax credit investments, which are included in other assets on the Company’s consolidated balance sheet. See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for disclosures regarding these investments.

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

Deposits

At June 30, 2022, deposits totaled $11.1 billion, an increase of $3.1 billion or 37.7% from the December 31, 2021 total. The increase in deposits was primarily related to the return of funds from off-balance sheet sweep accounts related to the Company’s year-end sweep program. The Company’s core deposits provide it with a stable, low-cost funding source. Core deposits as a percentage of total deposits were 98.4% at June 30, 2022 and 98.2% at December 31, 2021. Noninterest-bearing deposits to total deposits were 46.9% at June 30, 2022, compared to 46.7% at December 31, 2021.

Off-balance sheet sweep accounts totaled $2.9 billion at June 30, 2022 compared to $5.1 billion at December 31, 2021, which included a temporary sweep amount of $2.3 billion.

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

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $6.1 million at June 30, 2022. The Company did not have short-term borrowings at December 31, 2021.

Lines of Credit

BancFirst has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. In addition, BancFirst has a $25.0 million line of credit with another financial institution that is an overnight federal funds facility. As of June 30, 2022 and December 31, 2021, BancFirst had no advances outstanding under either line of credit. Pegasus has a $20.0 million line of credit with another financial institution that is an overnight federal funds facility. As of June 30, 2022 and December 31, 2021, Pegasus had no advances outstanding under its line of credit. Worthington has an $8.5 million line of credit with another financial institution that is an overnight federal funds facility, and a line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term fixed rate loans. Worthington had no advances outstanding as of June 30, 2022 under either line of credit.

Capital Resources

Stockholders’ equity totaled $1.2 billion at both June 30, 2022 and December 31, 2021. In addition to net income of $80.6 million, other changes in stockholders’ equity during the six months ended June 30, 2022 included $4.6 million related to common stock issuances for stock option exercises and $918,000 related to stock-based compensation, that were partially offset by $23.6 million in dividends and a $48.6 million decrease in accumulated other comprehensive income. The Company’s leverage ratio and total risk-based capital ratios at June 30, 2022 were well in excess of the regulatory requirements.

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

Item 1A. Risk Factors.

As of June 30, 2022, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.2	Amendment Number One to the BancFirst Corporation Thrift Plan. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2018 and incorporated herein by reference).
10.3	2019 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.4	2020 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K for dated December 17, 2020 and incorporated herein by reference).

10.5

Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan. (filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021 and incorporated herein by reference).

10.6

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

10.8	Subordinated Note Purchase Agreement. (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated June 17, 2021 and incorporated herein by reference).

10.9*	Amended and Restated BancFirst Corporation Stock Option Plan.

10.10*	Amended and Restated BancFirst Corporation Non-Employee Directors' Stock Option Plan.

10.11*	Bancfirst Corporation Employee Stock Ownership Plan Amendment to Implement Secure Act and Other Law Changes.

10.12*	Adoption Agreement for McAfee & Taft Professional Corporation Non-Standardized Employee Stock Ownership Pre-Approved Plan.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: August 5, 2022	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)