Form 10-Q
period 2022-09-30
BANCFIRST CORP /OK/
filed 2022-11-04
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022 there were 32,870,566 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2022	2021
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$227,026	$228,819
Interest-bearing deposits with banks	3,106,279	1,821,203
Federal funds sold	3,878	800
Debt securities held for investment (fair value: $2,386 and $2,978, respectively)	2,386	2,977
Debt securities available for sale at fair value	1,519,259	531,523
Loans held for sale	4,823	24,776
Loans held for investment (net of unearned interest)	6,827,772	6,169,442
Allowance for credit losses	(89,871)	(83,936)
Loans, net of allowance for credit losses	6,737,901	6,085,506
Premises and equipment, net	278,159	269,047
Other real estate owned	39,242	39,475
Intangible assets, net	20,863	17,566
Goodwill	182,055	149,922
Accrued interest receivable and other assets	330,507	233,998
Total assets	$12,452,378	$9,405,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$5,203,437	$3,775,387
Interest-bearing	5,855,503	4,316,527
Total deposits	11,058,940	8,091,914
Short-term borrowings	4,600	—
Accrued interest payable and other liabilities	107,659	55,977
Subordinated debt	86,030	85,987
Total liabilities	11,257,229	8,233,878

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,856,387 and 32,603,118, respectively	32,856	32,603
Capital surplus	168,217	159,914
Retained earnings	1,076,316	977,067
Accumulated other comprehensive (loss) income, net of tax of $25,439 and $(684), respectively	(82,240)	2,150
Total stockholders' equity	1,195,149	1,171,734
Total liabilities and stockholders' equity	$12,452,378	$9,405,612

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans, including fees	$87,078	$80,249	$238,758	$240,358
Debt securities:
Taxable	6,793	1,484	15,716	4,779
Tax-exempt	22	35	71	175
Federal funds sold	24	—	30	—
Interest-bearing deposits with banks	20,095	1,441	29,452	2,861
Total interest income	114,012	83,209	284,027	248,173
INTEREST EXPENSE
Deposits	11,999	1,988	17,566	6,313
Short-term borrowings	36	—	49	1
Subordinated debt	1,030	1,031	3,091	2,100
Total interest expense	13,065	3,019	20,706	8,414
Net interest income	100,947	80,190	263,321	239,759
Provision for (benefit from) credit losses	2,863	1,483	6,300	(8,466)
Net interest income after provision for (benefit from) credit losses	98,084	78,707	257,021	248,225
NONINTEREST INCOME
Trust revenue	4,125	3,210	11,580	9,576
Service charges on deposits	22,161	21,706	65,154	61,330
Securities transactions (includes accumulated other comprehensive loss reclassifications of $0, $0, $1,536 and $0, respectively)	966	150	(2,949)	417
Income from sales of loans	969	1,594	3,891	5,737
Insurance commissions	7,498	6,666	20,227	17,670
Cash management	5,624	3,127	13,202	9,198
Gain on sale of other assets	53	34	216	2,746
Other	7,935	3,299	24,258	17,665
Total noninterest income	49,331	39,786	135,579	124,339
NONINTEREST EXPENSE
Salaries and employee benefits	47,741	42,267	136,957	123,836
Occupancy, net	4,930	5,086	14,067	13,962
Depreciation	4,612	4,207	14,034	12,217
Amortization of intangible assets	880	755	2,568	2,357
Data processing services	1,876	1,734	5,656	5,072
Net expense from other real estate owned	2,392	1,810	3,676	6,677
Marketing and business promotion	1,945	1,796	5,609	5,323
Deposit insurance	1,202	846	3,526	2,488
Other	13,500	11,713	39,214	37,268
Total noninterest expense	79,078	70,214	225,307	209,200
Income before taxes	68,337	48,279	167,293	163,364
Income tax expense	12,985	9,529	31,319	33,902
Net income	$55,352	$38,750	$135,974	$129,462
NET INCOME PER COMMON SHARE
Basic	$1.69	$1.18	$4.15	$3.95
Diluted	$1.65	$1.16	$4.07	$3.88
OTHER COMPREHENSIVE (LOSS) GAIN
Unrealized losses on debt securities, net of tax of $11,033, $172, $26,492 and $980, respectively	(35,752)	(552)	(85,557)	(2,565)
Reclassification adjustment for losses included in net income, net of tax of $0, $0, $(369) and $0, respectively	—	—	1,167	—
Other comprehensive loss, net of tax of $11,033, $172, $26,123 and $980, respectively	(35,752)	(552)	(84,390)	(2,565)
Comprehensive income	$19,600	$38,198	$51,584	$126,897

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
COMMON STOCK
Issued at beginning of period	$32,781	$32,785	$32,603	$32,720
Shares issued for stock options	75	—	253	65
Shares acquired and canceled	—	(213)	—	(213)
Issued at end of period	$32,856	$32,572	$32,856	$32,572
CAPITAL SURPLUS
Balance at beginning of period	$165,295	$158,322	$159,914	$156,574
Common stock issued for stock options	2,295	—	6,758	1,657
Net cash settlement of options	—	—	—	(958)
Stock-based compensation arrangements	627	555	1,545	1,604
Balance at end of period	$168,217	$158,877	$168,217	$158,877
RETAINED EARNINGS
Balance at beginning of period	$1,034,107	$935,067	$977,067	$871,161
Net income	55,352	38,750	135,974	129,462
Dividends on common stock ($0.40, $0.36, $1.12 and $1.04 per share, respectively)	(13,143)	(11,806)	(36,725)	(34,091)
Net cash settlement of options	—	—	—	(4,521)
Common stock acquired and canceled	—	(11,451)	—	(11,451)
Balance at end of period	$1,076,316	$950,560	$1,076,316	$950,560
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(46,488)	$5,417	$2,150	$7,430
Net change	(35,752)	(552)	(84,390)	(2,565)
Balance at end of period	$(82,240)	$4,865	$(82,240)	$4,865
Total stockholders’ equity	$1,195,149	$1,146,874	$1,195,149	$1,146,874

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135,974	$129,462
Adjustments to reconcile to net cash provided by operating activities:
Provision for (benefit from) credit losses	6,300	(8,466)
Depreciation and amortization	16,602	14,574
Net amortization of securities premiums and discounts	3,002	3,069
Realized securities losses/(gains)	2,949	(417)
Gain on sales of loans	(3,891)	(5,737)
Cash receipts from the sale of loans originated for sale	207,972	294,387
Cash disbursements for loans originated for sale	(184,129)	(277,480)
Deferred income tax (benefit)/provision	(2,940)	4,662
Gain on sale of other assets	(4,185)	(2,991)
(Decrease)/increase in interest receivable	(11,703)	3,894
Increase in interest payable	528	69
Amortization of stock-based compensation arrangements	1,545	1,604
Excess tax benefit from stock-based compensation arrangements	(3,058)	(1,622)
Other, net	14,326	22,309
Net cash provided by operating activities	179,292	177,317
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	121,099	12,442
Net cash paid from sale of assets and liabilities, net of cash received	—	(13,733)
Net (increase)/decrease in federal funds sold	(465)	15,000
Purchases of held for investment debt securities	—	(845)
Purchases of available for sale debt securities	(1,375,496)	(251,874)
Proceeds from maturities, calls and paydowns of held for investment debt securities	72	826
Proceeds from maturities, calls and paydowns of available for sale debt securities	48,300	306,231
Proceeds from sales of available for sale securities	222,474	—
Purchase of equity securities	(3,952)	(490)
Proceeds from paydowns and sales of equity securities	1,378	638
Net change in loans	(405,052)	561,540
Net payments on derivative asset contracts	(11,019)	(15,694)
Purchases of premises, equipment and computer software	(15,105)	(20,859)
Purchase of tax credits	(4,091)	(4,107)
Other, net	12,547	6,454
Net cash (used in) provided by investing activities	(1,409,310)	595,529
FINANCING ACTIVITIES
Net change in deposits	2,537,009	1,708,393
Net change in short-term borrowings	4,600	2,400
Proceeds from issuance of subordinated notes, net of debt issuance costs	—	59,150
Issuance of common stock in connection with stock options, net	7,011	1,722
Common stock acquired	—	(11,664)
Net cash settlement of options	—	(5,479)
Cash dividends paid	(35,319)	(33,414)
Net cash provided by financing activities	2,513,301	1,721,108
Net increase in cash, due from banks and interest-bearing deposits	1,283,283	2,493,954
Cash, due from banks and interest-bearing deposits at the beginning of the period	2,050,022	1,616,912
Cash, due from banks and interest-bearing deposits at the end of the period	$3,333,305	$4,110,866
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$20,154	$8,356
Cash paid during the period for income taxes	$26,780	$27,800
Noncash investing and financing activities:
Cash consideration for acquisitions	$77,685	$21,000
Fair value of assets acquired in acquisitions	$511,580	$283,962
Liabilities assumed in acquisitions	$433,896	$258,165
Unpaid common stock dividends declared	$13,143	$11,802

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the determination of the allowance for credit losses, income taxes, the fair value of financial instruments and the valuation of assets and liabilities acquired in a business combination, including identifiable intangible assets. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

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

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On February 8, 2022, BancFirst Corporation acquired Worthington for an aggregate cash purchase price of $77.7 million. Worthington is chartered and regulated by the Office of the Comptroller of the Currency (OCC) with one banking location in Arlington, Texas, one in Colleyville, Texas and two in Fort Worth, Texas. At acquisition, Worthington had approximately $478 million in total assets, $257 million in loans and $430 million in deposits. Worthington will continue to operate under a separate charter and remain a separate subsidiary of BancFirst Corporation governed by its existing board of directors. BancFirst Corporation intends to provide an appropriate amount of capital or other support to increase Worthington’s ability to approve larger loans and allow Worthington to continue to grow earning assets. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $5.9 million and goodwill of approximately $32.1 million. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. Pro forma information has not been presented because the acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of Worthington complements the Company by expanding its Texas presence in the Dallas-Fort Worth market.

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

On January 22, 2021, the Company sold approximately $21 million in loans and approximately $38 million in deposits from its Hugo, Oklahoma branch to AmeriState Bank in Atoka, Oklahoma. The Company recorded a gain on the transaction of $2.5 million, which is included in noninterest income in 2021.

(3) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022	(Dollars in thousands)
Mortgage backed securities (1)	$16	$—	$—	$16
States and political subdivisions	1,870	—	—	1,870
Other securities	500	—	—	500
Total	$2,386	$—	$—	$2,386
December 31, 2021
Mortgage backed securities (1)	$32	$1	$—	$33
States and political subdivisions	2,445	—	—	2,445
Other securities	500	—	—	500
Total	$2,977	$1	$—	$2,978

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022	(Dollars in thousands)
U.S. treasuries	$1,563,520	$-	$(104,430)	$1,459,090
U.S. federal agencies	16,353	229	(5)	16,577
Mortgage backed securities (1)	17,866	13	(2,259)	15,620
States and political subdivisions	7,832	24	(256)	7,600
Asset backed securities	13,367	—	(399)	12,968
Other securities	8,000	—	(596)	7,404
Total	$1,626,938	$266	$(107,945)	$1,519,259
December 31, 2021
U.S. treasuries	$455,701	$3,693	$(1,766)	$457,628
U.S. federal agencies	21,609	335	(2)	21,942
Mortgage backed securities (1)	28,897	400	(14)	29,283
States and political subdivisions	6,128	194	(3)	6,319
Asset backed securities	13,354	3	—	13,357
Other securities	3,000	—	(6)	2,994
Total	$528,689	$4,625	$(1,791)	$531,523

(1) Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.

On January 10, 2022, the Company purchased United States Treasury Notes of $600 million par value with an average yield of 1.42% and an average maturity of 53 months. On August 25, 2022, the Company purchased United States Treasury Notes of $300 million par value with an average yield of 3.27% and an average maturity of 58 months.

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

	September 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,187	$1,187	$577	$577
After one year but within five years	1,197	1,197	2,396	2,397
After five years but within ten years	2	2	4	4
After ten years	—	—	—	—
Total	$2,386	$2,386	$2,977	$2,978
Available for Sale
Contractual maturity of debt securities:
Within one year	$96,447	$95,552	$58,478	$58,688
After one year but within five years	1,260,280	1,172,140	408,253	410,049
After five years but within ten years	226,894	211,100	10,851	11,011
After ten years	43,317	40,467	51,107	51,775
Total debt securities	$1,626,938	$1,519,259	$528,689	$531,523

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Book value of pledged securities	$487,445	$473,026

The following is a detail of proceeds from sales and the realized losses on available for sale debt securities:

	Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Proceeds	$222,474	$—
Gross losses realized	3,990	—

In March 2022, the Company sold $226 million of debt securities with an average yield of 0.16%, the proceeds of which were subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. The Company used specific identification to reclassify the unrealized loss in other comprehensive income to a realized loss, as shown in the consolidated statements of comprehensive income. There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the nine months ended September 30, 2021.

Realized gains/losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at September 30, 2022 and December 31, 2021 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
September 30, 2022
Available for Sale
U.S. treasuries	73	$1,440,283	$102,906	$18,807	$1,524	$1,459,090	$104,430
U.S. federal agencies	2	515	5	—	—	515	5
Mortgage backed securities	98	13,199	1,976	2,042	283	15,241	2,259
States and political subdivisions	7	2,049	250	195	6	2,244	256
Asset backed securities	1	12,968	399	—	—	12,968	399
Other securities	2	7,404	596	—	—	7,404	596
Total	183	$1,476,418	$106,132	$21,044	$1,813	$1,497,462	$107,945
December 31, 2021
Available for Sale
U.S. treasuries	10	$298,080	$1,766	$—	$—	$298,080	$1,766
U.S. federal agencies	1	376	2	—	—	376	2
Mortgage backed securities	7	2,824	14	—	—	2,824	14
States and political subdivisions	2	505	3	—	—	505	3
Other securities	1	2,994	6	—	—	2,994	6
Total	21	$304,779	$1,791	$—	$—	$304,779	$1,791

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of September 30, 2022 and December 31, 2021, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$896,202	$775,554
Commercial real estate non-owner occupied	1,230,074	1,095,324
Construction and development < 60 months	473,631	415,466
Construction residential real estate < 60 months	311,168	254,524
Residential real estate first lien	1,097,710	937,006
Residential real estate all other	188,508	161,018
Farmland	256,821	272,179
Commercial and agricultural non-real estate (2)	1,429,401	1,416,093
Consumer non-real estate	431,913	413,370
Oil and gas	512,344	428,908
Total (1)	$6,827,772	$6,169,442
(1) Excludes accrued interest receivable of $25.4 million at September 30, 2022 and $21.0 million at December 31, 2021, that is recorded in accrued interest receivable and other assets.

(2) Includes PPP loans held for investment of $1.1 million, net of unamortized processing fees of $0, at September 30, 2022 and $80.4 million, net of unamortized processing fees of $2.0 million, at December 31, 2021.

Loans that were designated as Other and consisted mainly of Small Business Administration (“SBA”) loans were moved to their more descriptive portfolio segment. Therefore, we no longer have an Other loan portfolio segment.

In April 2020, the Company began originating loans to qualified small businesses under the Paycheck Protection Program (“PPP”) administered by the SBA. Since PPP loans are fully guaranteed by the SBA, there is no expected credit loss related to these loans. The Company had processing fees, which were recognized as interest income related to the PPP loans totaling approximately $0 and $10.0 million during the three months ended September 30, 2022 and 2021, respectively and $2.1 million and $31.7 million during the nine months ended September 30, 2022 and 2021, respectively.

The Company's loans are currently 82% held by BancFirst and 18% held by Pegasus and Worthington. In addition, approximately 65% of the Company's loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

The Company's portfolio segment descriptions and the weighted average remaining life of portfolio segments are disclosed in Note (5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Troubled Debt Restructurings, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of troubled debt restructurings and other real estate owned and repossessed assets:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Troubled debt restructurings	$2,249	$3,665
Other real estate owned and repossessed assets	$39,419	$39,553

The Company charges interest on principal balances outstanding on troubled debt restructurings during deferral periods. The current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings were not considered to be material.

Other real estate owned included a commercial real estate property recorded at approximately $31.2 million at September 30, 2022 and $29.5 million at December 31, 2021. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Rental income	$2,347	$2,703	$7,750	$7,277
Operating expense	$2,381	$2,036	$7,120	$6,599

At December 31, 2021, other real estate owned also included approximately $2.4 million related to the Company's previous headquarters. The previous headquarters was sold during the second quarter of 2022.

During the nine months ended September 30, 2022, the Company sold property held in other real estate owned for a total gain of $4.0 million, compared to a total gain of $245,000 in the nine months ended September 30, 2021.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either of the nine months ended September 30, 2022 or 2021. In addition, there were no nonaccrual loans for which there is no related allowance for credit losses at both September 30, 2022 and December 31, 2021. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $992,000 for the nine months ended September 30, 2022 and approximately $1.7 million for the nine months ended September 30, 2021.

Nonaccrual loans guaranteed by government agencies totaled approximately $2.0 million at September 30, 2022 and approximately $3.3 million at December 31, 2021.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$1,845	$4,351
Commercial real estate non-owner occupied	—	407
Construction and development < 60 months	98	80
Construction residential real estate < 60 months	103	—
Residential real estate first lien	2,156	2,763
Residential real estate all other	58	280
Farmland	1,463	4,224
Commercial and agricultural non-real estate	5,048	7,569
Consumer non-real estate	191	148
Oil and gas	1,000	1,070
Total	$11,962	$20,892

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of September 30, 2022
Real estate:
Commercial real estate owner occupied	$4,518	$64	$339	$4,921	$891,281	$896,202	$339
Commercial real estate non-owner occupied	525	—	36	561	1,229,513	1,230,074	36
Construction and development < 60 months	224	274	33	531	473,100	473,631	—
Construction residential real estate < 60 months	245	—	469	714	310,454	311,168	366
Residential real estate first lien	2,918	770	1,158	4,846	1,092,864	1,097,710	365
Residential real estate all other	136	155	102	393	188,115	188,508	83
Farmland	391	—	302	693	256,128	256,821	92
Commercial and agricultural non-real estate	2,027	307	4,677	7,011	1,422,390	1,429,401	667
Consumer non-real estate	2,171	776	657	3,604	428,309	431,913	565
Oil and gas	83	60	654	797	511,547	512,344	654
Total	$13,238	$2,406	$8,427	$24,071	$6,803,701	$6,827,772	$3,167

As of December 31, 2021
Real estate:
Commercial real estate owner occupied	$2,046	$223	$1,465	$3,734	$771,820	$775,554	$18
Commercial real estate non-owner occupied	7,244	—	—	7,244	1,088,080	1,095,324	—
Construction and development < 60 months	136	—	—	136	415,330	415,466	—
Construction residential real estate < 60 months	2,264	—	—	2,264	252,260	254,524	—
Residential real estate first lien	3,351	567	2,817	6,735	930,271	937,006	1,704
Residential real estate all other	293	30	451	774	160,244	161,018	431
Farmland	253	37	2,077	2,367	269,812	272,179	139
Commercial and agricultural non-real estate	2,506	546	7,118	10,170	1,405,923	1,416,093	2,418
Consumer non-real estate	1,873	321	272	2,466	410,904	413,370	254
Oil and gas	—	—	—	—	428,908	428,908	—
Total	$19,966	$1,724	$14,200	$35,890	$6,133,552	$6,169,442	$4,964

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

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades :

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(Dollars in thousands)
As of September 30, 2022
Commercial real estate owner occupied
Grade 1	$141,987	$145,596	$114,356	$93,878	$47,340	$129,610	$48,189	$720,956
Grade 2	30,513	36,392	29,012	18,542	9,327	30,565	15,436	169,787
Grade 3	—	126	76	1,302	337	1,421	62	3,324
Grade 4	45	269	—	1,128	186	507	—	2,135
Total commercial real estate owner occupied	172,545	182,383	143,444	114,850	57,190	162,103	63,687	896,202
Commercial real estate non-owner occupied
Grade 1	198,064	238,174	177,410	109,128	26,907	77,085	39,667	866,435
Grade 2	88,113	56,473	30,068	47,428	25,178	72,943	30,663	350,866
Grade 3	7,126	—	—	2,748	79	2,784	—	12,737
Grade 4	—	—	—	—	36	—	—	36
Total commercial real estate non-owner occupied	293,303	294,647	207,478	159,304	52,200	152,812	70,330	1,230,074
Construction and development < 60 months
Grade 1	138,067	122,780	41,667	10,473	3,510	5,479	33,306	355,282
Grade 2	29,324	20,056	1,589	14,711	1,709	1,249	48,254	116,892
Grade 3	1,098	—	102	—	—	—	159	1,359
Grade 4	—	—	33	50	—	15	—	98
Total construction and development < 60 months	168,489	142,836	43,391	25,234	5,219	6,743	81,719	473,631
Construction residential real estate < 60 months
Grade 1	178,568	47,012	261	22	—	43	46,695	272,601
Grade 2	26,903	8,606	179	—	—	407	2,136	38,231
Grade 3	233	—	—	—	—	—	—	233
Grade 4	—	103	—	—	—	—	—	103
Total construction residential real estate < 60 months	205,704	55,721	440	22	—	450	48,831	311,168
Residential real estate first lien
Grade 1	251,829	218,962	150,043	90,854	58,348	146,667	4,922	921,625
Grade 2	34,687	37,637	25,916	13,497	11,075	39,349	—	162,161
Grade 3	1,543	1,171	651	1,516	1,870	4,143	—	10,894
Grade 4	30	322	138	568	180	1,792	—	3,030
Total residential real estate first lien	288,089	258,092	176,748	106,435	71,473	191,951	4,922	1,097,710
Residential real estate all other
Grade 1	24,287	11,519	11,471	5,940	3,909	11,865	41,165	110,156
Grade 2	4,387	1,896	1,860	1,676	1,261	2,646	62,195	75,921
Grade 3	200	204	88	84	222	890	602	2,290
Grade 4	—	18	30	—	39	54	—	141
Total residential real estate all other	28,874	13,637	13,449	7,700	5,431	15,455	103,962	188,508
Farmland
Grade 1	39,963	36,229	30,416	19,528	10,297	30,735	5,256	172,424
Grade 2	12,439	15,174	6,903	7,816	5,835	16,093	9,619	73,879
Grade 3	2,201	113	1,799	1,365	70	2,057	1,891	9,496
Grade 4	—	318	434	—	58	212	—	1,022
Total farmland	54,603	51,834	39,552	28,709	16,260	49,097	16,766	256,821
Commercial and agricultural non-real estate
Grade 1	239,757	257,163	83,658	58,217	17,413	46,390	361,517	1,064,115
Grade 2	79,522	65,913	23,868	15,699	17,090	4,710	136,388	343,190
Grade 3	3,575	2,290	1,843	936	1,896	932	6,094	17,566
Grade 4	439	553	591	1,121	497	1,159	170	4,530
Total commercial and agricultural non-real estate	323,293	325,919	109,960	75,973	36,896	53,191	504,169	1,429,401
Consumer non-real estate
Grade 1	163,610	121,331	46,856	24,674	8,419	2,989	20,821	388,700
Grade 2	15,625	12,007	4,564	4,113	1,079	1,511	968	39,867
Grade 3	663	817	370	381	159	67	3	2,460
Grade 4	231	307	108	175	52	12	1	886
Total consumer non-real estate	180,129	134,462	51,898	29,343	9,709	4,579	21,793	431,913
Oil and gas
Grade 1	137,122	76,145	24,844	864	1,732	313	175,742	416,762
Grade 2	4,432	4,603	2,890	19,655	19,248	200	36,964	87,992
Grade 3	209	4,557	7	—	—	171	1,646	6,590
Grade 4	—	1,000	—	—	—	—	—	1,000
Total oil and gas	141,763	86,305	27,741	20,519	20,980	684	214,352	512,344
Total loans held for investment	$1,856,792	$1,545,836	$814,101	$568,089	$275,358	$637,065	$1,130,531	$6,827,772

Allowance for Credit Losses Methodology

The Company determines its provision for credit losses and allowance for credit losses using the expected loss methodology that is referred to as the CECL model. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.

The increase in allowance for credit losses during 2022 was related to the purchase of loans without credit deterioration during the year along with loan growth. The decrease in the allowance for credit losses during 2021 was driven by a reversal of a pandemic-related provision during 2021 based on sustained improvements in the economy, both nationally and in the Company's markets, which reduced the amount of expected credit losses within the loan portfolio. This reduction during 2021 was partially offset by additional allowance for credit losses required for newly acquired loans. The allowance for credit losses for the oil and gas category was reduced during 2021 due to the increases in oil and gas commodity prices contributing to a more stable and profitable energy industry; however this decrease was offset by an increase in allowance for credit losses for the commercial real estate non-owner occupied category due to ongoing uncertainty regarding the pandemic's long-term impact on the office and retail sectors.

The following table details activity in the allowance for credit losses on loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2022
Real estate:
Commercial real estate owner occupied	$6,945	$—	$—	$426	$426	$(291)	$7,080
Commercial real estate non-owner occupied	22,937	—	—	—	—	988	23,925
Construction and development < 60 months	3,728	—	—	3	3	449	4,180
Construction residential real estate < 60 months	2,292	—	—	—	—	115	2,407
Residential real estate first lien	3,383	—	(11)	15	4	(8)	3,379
Residential real estate all other	2,051	—	(2)	1	(1)	59	2,109
Farmland	4,365	—	—	—	—	(101)	4,264
Commercial and agricultural non-real estate	27,833	(4)	(267)	27	(240)	545	28,134
Consumer non-real estate	4,094	(3)	(171)	59	(112)	268	4,247
Oil and gas	9,307	—	—	—	—	839	10,146
Total	$86,935	$(7)	$(451)	$531	$80	$2,863	$89,871
Nine Months Ended September 30, 2022
Real estate:
Commercial real estate owner occupied	$7,568	$—	$(20)	$504	$484	$(972)	$7,080
Commercial real estate non-owner occupied	16,987	—	—	—	—	6,938	23,925
Construction and development < 60 months	3,490	—	—	8	8	682	4,180
Construction residential real estate < 60 months	1,092	—	—	—	—	1,315	2,407
Residential real estate first lien	3,076	2	(60)	28	(32)	333	3,379
Residential real estate all other	2,104	—	(38)	403	365	(360)	2,109
Farmland	4,822	—	—	—	—	(558)	4,264
Commercial and agricultural non-real estate	28,085	44	(1,166)	170	(996)	1,001	28,134
Consumer non-real estate	3,734	25	(404)	139	(265)	753	4,247
Oil and gas	12,978	—	—	—	—	(2,832)	10,146
Total	$83,936	$71	$(1,688)	$1,252	$(436)	$6,300	$89,871

	Allowance for Credit Losses
	Balance at beginning of period	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2021
Real estate:
Commercial real estate owner occupied	$8,298	$93	$(3)	$72	$69	$91	$8,551
Commercial real estate non-owner occupied	15,038	191	(7)	67	60	46	15,335
Construction and development < 60 months	3,095	—	—	4	4	417	3,516
Construction residential real estate < 60 months	998	—	—	—	—	(25)	973
Residential real estate first lien	2,921	9	(4)	9	5	199	3,134
Residential real estate all other	1,963	—	—	46	46	206	2,215
Farmland	3,727	(248)	—	—	—	969	4,448
Commercial and agricultural non-real estate	34,310	952	(219)	43	(176)	(489)	34,597
Consumer non-real estate	3,481	30	(67)	49	(18)	66	3,559
Oil and gas	10,132	—	—	—	—	3	10,135
Total	$83,963	$1,027	$(300)	$290	$(10)	$1,483	$86,463
Nine Months Ended September 30, 2021
Real estate:
Commercial real estate owner occupied	$8,470	$1,080	$(3)	$73	$70	$(1,069)	$8,551
Commercial real estate non-owner occupied	12,318	824	(803)	67	(736)	2,929	15,335
Construction and development < 60 months	2,723	173	—	9	9	611	3,516
Construction residential real estate < 60 months	726	—	—	—	—	247	973
Residential real estate first lien	2,822	126	(56)	36	(20)	206	3,134
Residential real estate all other	2,236	—	(46)	50	4	(25)	2,215
Farmland	3,153	395	—	1	1	899	4,448
Commercial and agricultural non-real estate	34,643	5,663	(3,817)	195	(3,622)	(2,087)	34,597
Consumer non-real estate	3,542	38	(689)	247	(442)	421	3,559
Oil and gas	20,733	—	—	—	—	(10,598)	10,135
Total	$91,366	$8,299	$(5,414)	$678	$(4,736)	$(8,466)	$86,463

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The credit-deteriorated loans purchased during the nine-month periods ended September 30, 2022 and September 30, 2021 were as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the period ended September 30, 2022
Purchase price of loans at acquisition	$661
Allowance for credit losses at acquisition	71
Par value of acquired loans at acquisition	$732

For the period ended September 30, 2021
Purchase price of loans at acquisition	$39,284
Allowance for credit losses at acquisition	8,299
Par value of acquired loans at acquisition	$47,583

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the nine months ended September 30, 2022 and 2021, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of September 30, 2022
Real estate:
Commercial real estate owner occupied	$1,307	$—	$—	$—	$1,307	$488
Commercial real estate non-owner occupied	595	—	—	—	595	64
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—
Residential real estate first lien	372	—	—	—	372	96
Residential real estate all other	—	—	—	—	—	—
Farmland	4,746	—	—	—	4,746	971
Commercial and agricultural non-real estate	—	6,088	—	3,816	9,904	3,998
Consumer non-real estate	—	—	—	107	107	59
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$7,020	$6,088	$—	$3,923	$17,031	$5,676

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2021
Real estate:
Commercial real estate owner occupied	$1,952	$—	$—	$—	$1,952	$576
Commercial real estate non-owner occupied	1,404	—	—	—	1,404	263
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—
Residential real estate first lien	871	—	—	—	871	143
Residential real estate all other	199	—	—	—	199	178
Farmland	8,703	—	—	—	8,703	1,805
Commercial and agricultural non-real estate	—	6,472	—	5,202	11,674	4,938
Consumer non-real estate	—	—	—	54	54	20
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$13,129	$6,472	$—	$5,256	$24,857	$7,923

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Other real estate owned	$4,393	$10,564
Repossessed assets	696	594
Total	$5,089	$11,158

(5) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the dates listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
September 30, 2022
Core deposit intangibles	$33,298	$(12,765)	$20,533
Customer relationship intangibles	3,350	(3,020)	330
Total	$36,648	$(15,785)	$20,863
December 31, 2021
Core deposit intangibles	$27,433	$(10,311)	$17,122
Customer relationship intangibles	3,350	(2,906)	444
Total	$30,783	$(13,217)	$17,566

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Nine months ended September 30, 2022
Balance at beginning of period	$13,767	$61,212	$68,855	$—	$5,464	$624	$149,922
Acquisitions	—	—	—	32,133	—	—	32,133
Balance at end of period	$13,767	$61,212	$68,855	$32,133	$5,464	$624	$182,055

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

The following table presents rent expense for all operating leases, including those rented on a monthly or temporary basis as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Rental expense	$460	$226	$1,376	$1,192

As of September 30, 2022, the right of use lease asset included in accrued interest receivable and other assets on the consolidated balance sheet totaled $6.0 million, and a related lease liability included in accrued interest payable and other liabilities on the consolidated balance sheet totaled $5.8 million. As of September 30, 2022, the Company's operating leases have a weighted-average remaining lease term of 3.6 years and a weighted-average discount rate of 2.4 percent.

The following table presents minimum future commitments by year for the Company’s operating leases. Such commitments are reflected as undiscounted values and are reconciled to the discounted present value recognized on the consolidated balance sheet.

September 30, 2022
(Dollars in thousands)
2022 (three months)	$498
2023	1,692
2024	1,334
2025	1,073
2026	672
Thereafter	1,329
Total lease payments	6,598
Less imputed Interest	(770)
Operating lease liability	$5,828

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the consolidated balance sheet as premises and equipment. The Company had operating lease revenue of $1.3 million and $1.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The Company had operating lease revenue of $4.0 million and $3.7 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Lease revenue is included in occupancy, net on the consolidated statement of comprehensive income.

The Company does not have operating leases that extend beyond 2031. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

September 30, 2022
(Dollars in thousands)
2022 (three months)	$920
2023	2,974
2024	2,849
2025	2,150
2026	1,778
2027-2031	3,547
Total future minimum lease payments	$14,218

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

(8) STOCK-BASED COMPENSATION

The Company has had a nonqualified incentive stock option plan, the BancFirst Corporation Stock Option Plan (the “Employee Plan”), since May 1986. At September 30, 2022, there were 82,500 shares available for future grants. The Employee Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company has had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) since June 1999. Each non-employee director is granted an option for 10,000 shares. At September 30, 2022, there were 45,000 shares available for future grants. The Non-Employee Directors’ Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

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

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Nine Months Ended September 30, 2022
Outstanding at December 31, 2021	1,303,250	$40.90
Options granted	231,000	85.50
Options exercised	(236,585)	27.80
Options canceled, forfeited, or expired	(30,000)	66.31
Outstanding at September 30, 2022	1,267,665	50.87	8.23 Yrs	$48,933
Exercisable at September 30, 2022	467,790	30.35	6.93 Yrs	$27,654

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of options exercised	$5,638	$—	$14,581	$7,860
Cash received from options exercised	2,285	—	6,577	4,379
Tax benefit realized from options exercised	1,355	—	3,505	2,002

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Stock-based compensation expense	$627	$555	$1,545	$1,604
Tax benefit	151	134	372	386
Stock-based compensation expense, net of tax	$476	$421	$1,173	$1,218

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

September 30, 2022
(Dollars in thousands)
Unearned stock-based compensation expense	$12,078

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Nine Months Ended September 30,
	2022	2021
Weighted average grant-date fair value per share of options granted	$30.72	$20.92
Risk-free interest rate	1.75 to 3.25%	1.30 to 1.74%
Dividend yield	2.00%	2.00%
Stock price volatility	34.61 to 34.85%	35.55 to 36.27%
Expected term	10 Yrs	10 Yrs

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

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of September 30, 2022, there are 28,130 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 16,684 and 2,161 shares of common stock distributed from the Deferred Stock Compensation Plan during the nine months ended September 30, 2022 and 2021, respectively.

A summary of the accumulated stock units is as follows:

	September 30,	December 31,
	2022	2021
Accumulated stock units	142,065	152,754
Average price	$33.77	$30.86

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

The following table is a summary of the shares under the program:

	Nine Months Ended September 30,
	2022	2021
Number of shares repurchased	—	212,296
Average price of shares repurchased	$—	$54.94
Shares remaining to be repurchased	500,486	500,486

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of BancFirst Corporation’s, BancFirst’s, Pegasus’s and Worthington's assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of September 30, 2022, BancFirst Corporation, BancFirst, Pegasus and Worthington met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2022:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,249,568	16.26%	$614,730	8.00%	$806,833	10.50%	N/A	N/A
BancFirst	1,068,974	16.60%	515,130	8.00%	676,108	10.50%	$643,912	10.00%
Pegasus	109,228	11.89%	73,513	8.00%	96,486	10.50%	91,892	10.00%
Worthington	45,947	14.74%	24,930	8.00%	32,720	10.50%	31,162	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,074,471	13.98%	$345,785	4.50%	$537,888	7.00%	N/A	N/A
BancFirst	970,166	15.07%	289,760	4.50%	450,738	7.00%	$418,543	6.50%
Pegasus	101,155	11.01%	41,351	4.50%	64,324	7.00%	59,730	6.50%
Worthington	42,242	13.56%	14,023	4.50%	21,813	7.00%	20,255	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,100,471	14.32%	$461,047	6.00%	$653,150	8.50%	N/A	N/A
BancFirst	990,166	15.38%	386,347	6.00%	547,325	8.50%	$515,130	8.00%
Pegasus	101,155	11.01%	55,135	6.00%	78,108	8.50%	73,513	8.00%
Worthington	42,242	13.56%	18,697	6.00%	26,488	8.50%	24,930	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$1,100,471	8.85%	$497,560	4.00%	N/A	N/A	N/A	N/A
BancFirst	990,166	9.46%	418,890	4.00%	N/A	N/A	$523,612	5.00%
Pegasus	101,155	7.05%	57,428	4.00%	N/A	N/A	71,785	5.00%
Worthington	42,242	8.02%	21,077	4.00%	N/A	N/A	26,346	5.00%

As of September 30, 2022, the most recent notifications from the Federal Reserve Bank of Kansas City, the FDIC and the Comptroller of the Currency, categorized BancFirst, Pegasus and Worthington as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications to BancFirst Corporation, BancFirst, Pegasus and Worthington of their capital category that management believes would materially change their category under capital requirements existing as of the report date.

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of Subordinated Notes. The Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines.

In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility are included. The PPP loans the Company originated in 2021 and 2020 are included in the calculation of the Company’s leverage ratio as of September 30, 2022 as the Company did not utilize the PPP Facility for funding purposes.

(10) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended September 30, 2022
Basic
Income available to common stockholders	$55,352	32,825,931	$1.69
Dilutive effect of stock options	—	710,627
Diluted
Income available to common stockholders plus assumed exercises of stock options	$55,352	33,536,558	$1.65
Three Months Ended September 30, 2021
Basic
Income available to common stockholders	$38,750	32,744,104	$1.18
Dilutive effect of stock options	—	523,851
Diluted
Income available to common stockholders plus assumed exercises of stock options	$38,750	33,267,955	$1.16
Nine Months Ended September 30, 2022
Basic
Income available to common stockholders	$135,974	32,748,116	$4.15
Dilutive effect of stock options	—	681,045
Diluted
Income available to common stockholders plus assumed exercises of stock options	$135,974	33,429,161	$4.07
Nine Months Ended September 30, 2021
Basic
Income available to common stockholders	$129,462	32,760,015	$3.95
Dilutive effect of stock options	—	598,822
Diluted
Income available to common stockholders plus assumed exercises of stock options	$129,462	33,358,837	$3.88

The following table shows the number of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended September 30, 2022	184,707
Three Months Ended September 30, 2021	533,701
Nine Months Ended September 30, 2022	149,669
Nine Months Ended September 30, 2021	161,690

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2022
Debt securities available for sale:
U.S. Treasury	$1,459,090	$—	$—	$1,459,090
U.S. federal agencies	—	16,577	—	16,577
Mortgage-backed securities	—	15,620	—	15,620
States and political subdivisions	—	7,146	454	7,600
Asset backed securities	—	12,968	—	12,968
Other debt securities	—	7,404	—	7,404
Derivative assets	—	45,166	—	45,166
Derivative liabilities	—	43,856	—	43,856

December 31, 2021
Debt securities available for sale:
U.S. Treasury	$457,628	$—	$—	$457,628
U.S. federal agencies	—	21,942	—	21,942
Mortgage-backed securities	—	29,283	—	29,283
States and political subdivisions	—	5,999	320	6,319
Asset backed securities	—	13,357	—	13,357
Other debt securities		2,994		2,994
Derivative assets	—	8,946	—	8,946
Derivative liabilities	—	8,237	—	8,237

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at the beginning of the year	$320	$12,869
Transfers to level 2	—	(12,714)
Purchases	255	240
Settlements	(110)	(75)
Total unrealized losses	(11)	—
Balance at the end of the period	$454	$320

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2022, the Company did not transfer any debt securities. During the year ended

December 31, 2021, the Company transferred debt securities from Level 3 to Level 2 due to a review of the pricing models that determined some asset backed debt securities to be Level 2.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended September 30, 2022
Equity securities	$14,280
Collateral dependent loans	448
Repossessed assets	176
Other real estate owned	3,728
As of and for the Year-to-date Period Ended December 31, 2021
Equity securities	$10,590
Collateral dependent loans	13,195
Repossessed assets	78
Other real estate owned	7,496

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30,		December 31,
	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$3,333,305	$3,333,305	$2,050,022	$2,050,022
Federal funds sold	3,878	3,878	800	800
Debt securities held for investment	16	16	32	33
Loans held for sale	4,823	4,823	24,776	24,776
Level 3 inputs:
Debt securities held for investment	2,370	2,370	2,945	2,945
Loans, net of allowance for credit losses	6,737,901	6,400,990	6,085,506	6,059,716
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	11,058,940	10,645,253	8,091,914	8,161,553
Short-term borrowings	4,600	4,600	—	—
Subordinated debt	86,030	79,467	85,987	90,391
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,533		3,648
Letters of credit		547		621

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2022 or December 31, 2021.

(12) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. These margins have increased during 2022 due to the current increase in oil and gas prices and customer activity. These margins are included in other assets totaling $24.7 million at September 30, 2022 and $14.3 million at December 31, 2021.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		September 30, 2022		December 31, 2021
Oil and Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	3,463	$18,435	2,585	$6,563
Derivative liabilities	Barrels	(3,463)	(17,684)	(2,585)	(6,129)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	32,233	26,731	19,752	2,383
Derivative liabilities	MMBTUs/Gallons	(32,233)	(26,172)	(19,752)	(2,108)

Total Fair Value	Included in
Derivative assets	Other assets		45,166		8,946
Derivative liabilities	Other liabilities		(43,856)		(8,237)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)		(Dollars in thousands)
Derivative income	$118	$128	$406	$167

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

The Company's net credit exposure relating to oil and gas swaps and options with bank counterparties was $5.1 million at September 30, 2022 and $0 at December 31, 2021.

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

The results of operations and selected financial information for the six business units are as follows:

	Metropolitan Banks	Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2022
Net interest income	$26,022	$55,782	$13,815	$4,723	$1,604	$(999)	$—	$100,947
Noninterest income	8,722	18,764	246	305	14,106	62,969	(55,781)	49,331
Income before taxes	22,827	41,179	8,178	2,109	6,222	43,180	(55,358)	68,337

Three Months Ended September 30, 2021
Net interest income	$18,728	$47,817	$6,141	$—	$8,718	$(1,386)	$172	$80,190
Noninterest income	5,681	16,978	359	—	12,198	45,214	(40,644)	39,786
Income before taxes	15,072	31,722	2,158	—	5,069	34,298	(40,040)	48,279

Nine Months Ended September 30, 2022
Net interest income	$67,592	$149,965	$31,399	$10,160	$6,596	$(2,411)	$20	$263,321
Noninterest income	23,999	53,761	730	724	37,842	158,299	(139,776)	$135,579
Income before taxes	56,140	108,980	15,677	3,930	16,910	104,729	(139,073)	$167,293

Nine Months Ended September 30, 2021
Net interest income	$57,909	$135,611	$17,308	$—	$30,057	$(1,784)	$658	$239,759
Noninterest income	14,494	48,151	1,098	—	34,686	156,970	(131,060)	$124,339
Income before taxes	46,598	98,005	5,750	—	16,240	126,428	(129,657)	$163,364

Total Assets:
September 30, 2022	$3,461,263	$6,928,972	$1,404,425	$569,554	$101,300	$1,446,447	$(1,459,583)	$12,452,378
December 31, 2021	2,627,874	5,821,220	1,045,699	—	71,694	1,201,974	(1,362,849)	9,405,612

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2022 and December 31, 2021 and results of operations for the three and nine months ended September 30, 2022 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2021, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2021 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

•
The Durbin Amendment will impact noninterest income beginning July 1, 2023.
•
Political pressures could further limit our ability to charge for NSF and overdraft fees.
•
Rising interest rates.
•
The increased Securities and Exchange Commission's requirements related to environmental, social and governance (ESG) issues, as well as climate disclosures will increase noninterest expense.
•
The lingering effect of governments’ stimulus programs.
•
Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.
•
Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.
•
Inflation, including wage inflation, energy prices, securities markets and monetary fluctuations.
•
The effect of changes in laws and regulations such as those from the Consumer Financial Protection Bureau, Federal Reserve, and the Federal Deposit Insurance Corporation (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company must comply.
•
The COVID-19 pandemic’s lingering effects on us and our customers, employees and third-party service providers, which may materially affect our business, financial position, operations and prospects.
•
Impairment of the Company’s goodwill or other intangible assets.
•
Changes in consumer spending, borrowing and savings habits.
•
Changes in the financial performance and/or condition of the Company’s borrowers, including the impact of rising interest rates.
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

SUMMARY

The Company’s net income for the third quarter of 2022 was $55.4 million, compared to $38.8 million for the third quarter of 2021. Diluted net income per common share was $1.65 and $1.16 for the third quarter of 2022 and 2021, respectively.

The Company’s net interest income for the third quarter of 2022 increased to $100.9 million, compared to $80.2 million for the third quarter of 2021. Rising interest rates and loan growth contributed to the increase. The net interest margin for the third quarter was 3.48%, and for the third quarter of 2021 was 3.09%. Net interest income for the third quarter of 2021 included $10.0 million in Paycheck Protection Program (“PPP”) fees.

For the third quarter of 2022 the Company recorded a provision for credit losses of $2.9 million compared to $1.5 million for the third quarter of 2021. The Company's view of the likelihood of a significant economic downturn in Oklahoma and Texas remains neutral and therefore expects it will maintain its current level of comparable expected credit losses for the near term.

Noninterest income for the third quarter of 2022 totaled $49.3 million, up from $39.8 million for the third quarter of 2021. The increase in noninterest income in 2022 was mostly attributable to $3.4 million in sweep fees and $3.2 million of income from an equity interest received through restructuring a loan. Noninterest expense for the third quarter of 2022 was $79.1 million, up from $70.2 million for the third quarter of last year, primarily due to increases associated with the Worthington acquisition and salary increases. The Company’s effective tax rate was 19.0% for the third quarter of 2022 compared to 19.7% for the third quarter of 2021.

At September 30, 2022, the Company’s total assets were $12.5 billion compared to $9.4 billion at December 31, 2021. Deposits totaled $11.1 billion, an increase of $3.0 billion from December 31, 2021. The consolidated balance sheet growth was driven by the return of customer deposits from off-balance sheet sweep accounts and the acquisition of Worthington National Bank. Loans totaled $6.8 billion compared to $6.2 billion at December 31, 2021. Loan growth during 2022, net of acquired loans and PPP loan runoffs, was $461 million, or 7%. The Company’s total stockholders’ equity was $1.2 billion, an increase of $23.4 million over December 31, 2021.

Asset quality remained strong as nonaccrual loans continued to decline, totaling $12.0 million, which represented 0.18% of total loans at September 30, 2022, down from 0.34% at year-end 2021. The allowance for credit losses to total loans was 1.32% at September 30, 2022, down slightly from 1.36% at the end of 2021.

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

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following tables present, for the periods indicated, certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $5.7 million for the three months ended September 30, 2022 compared to approximately $14.4 million for the three months ended September 30,

2021. Loan fees included in interest income were $19.4 million for the nine months ended September 30, 2022 compared to $45.8 million for the nine months ended September 30, 2021.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended September 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$6,652,613	$87,169	5.20%	$6,103,533	$80,370	5.22%
Debt securities – taxable	1,353,950	6,793	1.99	536,690	1,484	1.10
Debt securities – tax exempt	3,539	28	3.09	6,336	45	2.83
Federal funds sold and interest-bearing deposits with banks	3,512,242	20,119	2.27	3,682,313	1,441	0.16
Total earning assets	11,522,344	114,109	3.93	10,328,872	83,340	3.20
Nonearning assets:
Cash and due from banks	252,874			269,153
Interest receivable and other assets	892,858			696,567
Allowance for credit losses	(86,955)			(83,969)
Total nonearning assets	1,058,777			881,751
Total assets	$12,581,121			$11,210,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$958,008	$442	0.18%	$881,043	$161	0.07%
Savings deposits	4,313,076	10,447	0.96	3,825,687	989	0.10
Time deposits	678,549	1,110	0.65	659,490	838	0.50
Short-term borrowings	6,979	36	2.05	2,713	—	0.10
Subordinated debt	86,020	1,030	4.75	85,964	1,031	4.76
Total interest-bearing liabilities	6,042,632	13,065	0.86	5,454,897	3,019	0.22
Interest-free funds:
Noninterest-bearing deposits	5,208,591			4,547,944
Interest payable and other liabilities	118,375			61,794
Stockholders’ equity	1,211,523			1,145,988
Total interest free funds	6,538,489			5,755,726
Total liabilities and stockholders’ equity	$12,581,121			$11,210,623
Net interest income		$101,044			$80,321
Net interest spread			3.07%			2.98%
Effect of interest free funds			0.41%			0.11%
Net interest margin			3.48%			3.09%

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Nine Months Ended September 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$6,527,355	$239,072	4.90%	$6,267,176	$240,733	5.14%
Debt securities – taxable	1,218,092	15,716	1.73	531,109	4,779	1.20
Debt securities – tax exempt	3,993	89	2.99	13,530	222	2.20
Federal funds sold and interest-bearing deposits with banks	3,582,533	29,482	1.10	3,064,852	2,861	0.12
Total earning assets	11,331,973	284,359	3.35	9,876,667	248,595	3.37
Nonearning assets:
Cash and due from banks	271,060			270,724
Interest receivable and other assets	874,379			688,223
Allowance for credit losses	(86,545)			(89,116)
Total nonearning assets	1,058,894			869,831
Total assets	$12,390,867			$10,746,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$959,261	$846	0.12%	$835,363	$465	0.07%
Savings deposits	4,271,070	14,320	0.45	3,675,121	3,034	0.11
Time deposits	666,190	2,400	0.48	658,306	2,814	0.57
Short-term borrowings	5,401	49	1.21	2,595	1	0.07
Subordinated debt	86,006	3,091	4.81	46,957	2,100	5.98
Total interest-bearing liabilities	5,987,928	20,706	0.46	5,218,342	8,414	0.22
Interest-free funds:
Noninterest-bearing deposits	5,106,094			4,363,925
Interest payable and other liabilities	104,299			50,469
Stockholders’ equity	1,192,546			1,113,762
Total interest free funds	6,402,939			5,528,156
Total liabilities and stockholders’ equity	$12,390,867			$10,746,498
Net interest income		$263,653			$240,181
Net interest spread			2.89%			3.15%
Effect of interest free funds			0.22%			0.10%
Net interest margin			3.11%			3.25%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income Statement Data
Net interest income	$100,947	$80,190	$263,321	$239,759
Provision for (benefit from) credit losses	2,863	1,483	6,300	(8,466)
Securities transactions	966	150	(2,949)	417
Total noninterest income	49,331	39,786	135,579	124,339
Salaries and employee benefits	47,741	42,267	136,957	123,836
Total noninterest expense	79,078	70,214	225,307	209,200
Net income	55,352	38,750	135,974	129,462
Per Common Share Data
Net income – basic	$1.69	$1.18	$4.15	$3.95
Net income – diluted	1.65	1.16	4.07	3.88
Cash dividends	0.40	0.36	1.12	1.04
Performance Data
Return on average assets	1.75%	1.37%	1.47%	1.61%
Return on average stockholders’ equity	18.13	13.42	15.24	15.54
Cash dividend payout ratio	23.67	30.51	26.99	26.33
Net interest spread	3.07	2.98	2.89	3.15
Net interest margin	3.48	3.09	3.11	3.25
Efficiency ratio	52.62	58.52	56.48	57.46
Net charge-offs to average loans	0.00	0.01	0.01	0.08

Net Interest Income

For the three months ended September 30, 2022, net interest income, which is the Company’s principal source of operating revenue, increased $20.8 million or 25.9% compared to the three months ended September 30, 2021. Rising interest rates and loan growth contributed to the increase. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin for the third quarter of 2022 increased compared to the third quarter of 2021. The margin for the third quarter of 2021 included $10.0 million in PPP fees.

Net interest income for the nine months ended September 30, 2022 increased $23.6 million or 9.8% compared to the nine months ended September 30, 2021. Rising interest rates contributed to the increase along with net interest income related to the Worthington acquisition. As shown in the preceding table, the Company’s net interest margin for the nine months ended September 30, 2022 decreased compared to the nine months ended September 30, 2021. The margin for the nine months ended September 30, 2021 was positively impacted by higher PPP fees, which were $31.7 million compared to approximately $2.1 million for the nine months ended September 30, 2022.

During 2021, the Company’s net interest income and net interest margin were impacted by the decreases in interest rates stemming from the Federal Reserve's response to the COVID-19 pandemic. However, during 2022 the Federal Reserve began raising interest rates and the Company's expectation is that interest rates will continue to increase during the year.

Provision for Credit Losses

For the third quarter of 2022 the Company recorded a provision for credit losses of $2.9 million compared to $1.5 million for the quarter ended September 30, 2021. Provisions for credit losses have stabilized in 2022 after the economic downturn and recovery from the effects of the COVID pandemic in prior years. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the consolidated balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $80,000 for the third quarter of 2022, compared to net loan charge-offs of $10,000 for the third quarter of 2021. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at an unsustainable low level.

For the nine months ended September 30, 2022, the Company recorded a provision for credit losses of $6.3 million, which was related to acquired loans and loan growth, compared to a net benefit from reversal of provisions of $8.5 million for the nine months ended September 30, 2021. Net loan charge-offs were $436,000, compared to $4.7 million for the same period of the prior year.

Noninterest Income

Noninterest income, as presented in the preceding table, increased by $9.5 million for the third quarter of 2022 compared to the third quarter of 2021. The increase in noninterest income in 2022 was mostly attributable to $3.4 million in sweep fees and $3.2 million of income from an equity interest received through restructuring a loan. The Company earned $969,000 on the sale of loans for the third quarter of 2022 compared to $1.6 million for the third quarter of 2021. The income from sales of loans was higher in 2021 due to the increased volume of mortgage loans originated because of record low mortgage rates. The Company expects the volume of mortgage loans originated to decrease as mortgage interest rates increase.

Noninterest income included non-sufficient funds ("NSF") and overdraft fees totaling $6.7 million and $6.8 million for the three months ended September 30, 2022 and 2021, respectively. This represents 13.6% and 17.2% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $12.6 million and $11.7 million during the three months ended September 30, 2022 and 2021, respectively. This represents 25.5% and 29.5% of the Company’s noninterest income for the respective periods.

Noninterest income increased by $11.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in noninterest income was attributable to $8.8 million of income from an equity interest received through restructuring a loan, along with $5.1 million in sweep fees, a $3.8 million increase in income from service charges on deposits and increases in trust revenue and insurance commissions. The increase in non-interest income was partially offset by a loss of $4.0 million on bonds resulting from the sale of $226 million of low yielding debt securities, which were subsequently reinvested in higher yielding debt securities. There was a $216,000 gain on sale of other assets in the first nine months of 2022, compared to $2.7 million for 2021. In addition, there was an acquisition purchase gain of $4.8 million and a gain from the sale of the Company's Hugo, Oklahoma branch of $2.5 million in the first nine months of 2021. The Company earned $3.9 million on the sale of loans for the nine months ended September 30, 2022 compared to $5.7 million for the nine months ended September 30, 2021.

Noninterest income included NSF and overdraft fees totaling $19.4 million and $18.0 million during the nine months ended September 30, 2022 and 2021, respectively. This represents 14.3% and 14.5% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $36.7 million and $34.3 million during the nine months ended September 30, 2022 and 2021, respectively. This represents 27.1% and 27.6% of the Company’s noninterest income for the respective periods. An increase in customer accounts and interchange volume activity resulted in higher debit card interchange fees.
The Company is subject to political pressures that could limit its ability to charge for NSF and overdraft fees. As of April 1, 2022, the Company lowered the rates charged on NSF and overdraft fees. To the extent that increased volume doesn’t overcome these rate changes, the Company could experience lower annual pretax income.

The Company expects to exceed $10 billion in total assets at December 31, 2022. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this would trigger a reduction of annual pretax income from debit card interchange fees of approximately $22 million beginning July 1, 2023.

Noninterest Expense

Noninterest expense, as presented in the preceding table, increased by $8.9 million for third quarter of 2022 compared to the third quarter of 2021, primarily due to increases related to the Worthington acquisition and salary increases.

For the nine months ended September 30, 2022, noninterest expense increased by $16.1 million compared to the nine months ended September 30, 2021. The increase in noninterest expenses was due to the increase in salaries and employee benefits and other expenses related to the Worthington acquisition. In addition, the nine months ended September 30, 2022 included a gain of $3.1 million from the sale of the Company’s prior headquarters that was carried in other real estate owned, as well as a write down of an equity investment of $1.5 million. The nine months ended September 30, 2021 included approximately $4.0 million in acquisition related expenses.

Income Taxes

The Company’s effective tax rate was 19.0% for the third quarter of 2022, compared to 19.7% for the third quarter of 2021. The lower effective tax rate was driven by the exercising of stock options during the third quarter of 2022 that provided higher tax deductions for compensation and a lower state income tax rate.

The Company’s effective tax rate on income before taxes was 18.7% for the first nine months of 2022, compared to 20.8% for the first nine months of 2021.

The reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Consolidated Balance Sheet Data
Total assets	$12,452,378	$9,405,612
Total loans (net of unearned interest)	6,832,595	6,194,218
Allowance for credit losses	89,871	83,936
Debt securities	1,521,645	534,500
Deposits	11,058,940	8,091,914
Stockholders' equity	1,195,149	1,171,734
Book value per share	36.37	35.94
Tangible book value per share (non-GAAP)(1)	30.20	30.80
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,195,149	$1,171,734
Less goodwill	182,055	149,922
Less intangible assets, net	20,863	17,566
Tangible stockholders' equity (non-GAAP)	$992,231	$1,004,246
Common shares outstanding	32,856,387	32,603,118
Tangible book value per share (non-GAAP)	$30.20	$30.80
Selected Financial Ratios
Consolidated Balance Sheet Ratios:
Average loans to deposits (year-to-date)	59.33%	64.27%
Average earning assets to total assets (year-to-date)	91.45	91.96
Average stockholders’ equity to average assets (year-to-date)	9.62	10.32
Asset Quality Data
Loans past due 90 days and still accruing	$3,167	$4,964
Nonaccrual loans (3)	11,962	20,892
Restructured loans	2,249	3,665
Total nonperforming and restructured loans	17,378	29,521
Other real estate owned and repossessed assets	39,419	39,553
Total nonperforming and restructured assets	56,797	69,074
Asset Quality Ratios:
Nonaccrual loans to total loans	0.18%	0.34%
Nonperforming and restructured loans to total loans	0.25	0.48
Nonperforming and restructured assets to total assets	0.46	0.73
Allowance for credit losses to total loans	1.32	1.36
Allowance for credit losses to nonperforming and restructured loans	517.17	284.33
Allowance for credit losses to nonaccrual loans	751.32	401.76
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

(3) Government agencies guarantee approximately $2.0 million of nonaccrual loans at September 30, 2022.

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks increased by $1.3 billion, or 62.6%, to $3.3 billion, from December 31, 2021 to September 30, 2022. The increase was primarily related to the return of deposits from off-balance sheet sweep accounts related to the Company’s year-end sweep program, which was partially off-set by the purchase of higher yielding bonds described below.

Securities

At September 30, 2022, total debt securities increased $987.1 million, or 184.7% compared to December 31, 2021. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $107.7 million at September 30, 2022, compared to a net unrealized gain of $2.8 million at December 31, 2021. These unrealized losses and gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a loss of $82.2 million at September 30, 2022 and a gain of $2.2 million at December 31, 2021. During the nine months ended September 30, 2022, the Company had a loss of $4.0 million resulting from the sale of $226 million of debt securities with an average yield of 0.16%, which was subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. The Company also made two other purchases of debt securities in 2022. On January 10, 2022, the Company purchased United States Treasury Notes with $600 million par value at an average yield of 1.42% and an average maturity of 53 months. On August 25, 2022, the Company purchased United States Treasury Notes of $300 million par value with an average yield of 3.27% and an average maturity of 58 months.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

Loans

At September 30, 2022, total loans increased $638.4 million or 10.3% compared to December 31, 2021. Internal loan growth during the first nine months of 2022, net of acquired loans and PPP loans, was approximately $461 million, or 7%. The acquisition of Worthington also added $257 million of loans. At September 30, 2022, the balance of total PPP loans was $1.1 million, with no unamortized processing fees, compared to $80.4 million, net of unamortized processing fees of $2.0 million at December 31, 2021.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s loan portfolio segments.

Allowance for Credit Losses

The increase in the allowance for credit losses during 2022 was related to the additional allowance for credit losses required for newly acquired loans and loan growth. The decrease in the allowance for credit losses during 2021 was driven by a reversal of a pandemic-related provision during 2021 based on sustained improvements in the economy, both nationally and in the Company's markets, which reduced the amount of expected credit losses within the loan portfolio. This reduction was partially offset by additional allowance for credit losses required for newly acquired loans.

Nonperforming and Restructured Assets

At September 30, 2022, nonperforming and restructured assets decreased $12.3 million to $56.8 million compared to December 31, 2021. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.46% of total assets at September 30, 2022 and 0.73% of total assets at December 31, 2021.

Nonaccrual loans totaled $12.0 million at September 30, 2022, compared to $20.9 million at December 31, 2021. The Company’s nonaccrual loans decreased $8.9 million from December 31, 2021 due to resolutions of several loans. The Company’s nonaccrual loans are primarily commercial and agricultural non-real estate and farmland. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $992,000 for the nine months ended September 30, 2022 and $1.7 million for the nine months ended September 30, 2021. Only a small amount of this interest is expected to be ultimately collected. Approximately $2.0 million of nonaccrual loans were guaranteed by government agencies at September 30, 2022.

Restructured loans totaled $2.2 million at September 30, 2022 compared to $3.7 million at December 31, 2021. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections declines. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for credit losses. At September 30, 2022, the allowance for credit losses as a percentage of nonperforming and restructured loans was 517.17%, compared to 284.33%, at December 31, 2021. The level of nonperforming loans and credit losses could rise over time as a result of adverse economic conditions.

Other real estate owned (OREO) and repossessed assets totaled $39.4 million at September 30, 2022, compared to $39.6 million at December 31, 2021. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. Other real estate owned included a commercial real estate property recorded at $31.2 million at September 30, 2022 and $29.5 million at December 31, 2021. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Rental income	$2,347	$2,703	$7,750	$7,277
Operating expense	$2,381	$2,036	$7,120	$6,599

The Company's total rental income from OREO was $2.5 million for the three months ended September 30, 2022 compared to $2.9 million for the three months ended September 30, 2021 and $8.1 million for the nine months ended September 30, 2022 compared to $7.5 million for the nine months ended September 30, 2021. In addition, the Company's total OREO holding expense was $2.5 million for the three months ended September 30, 2022 compared to $2.1 million for the three months ended September 30, 2021 and $7.6 million for the nine months ended September 30, 2022 compared to $6.8 million for the nine months ended September 30, 2021. Other real estate owned and repossessed assets are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $202.9 million and $167.5 million at September 30, 2022 and December 31, 2021, respectively. The increase in goodwill and intangible assets was due the acquisition of Worthington on February 8, 2022, which added $5.9 million of core deposit intangibles and $32.1 million of goodwill. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

Other assets includes the cash surrender value of key-man life insurance policies totaling $82.2 million at September 30, 2022 and $81.4 million at December 31, 2021.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $45.2 million at September 31, 2022 and $8.9 million at December 31, 2021. These derivative financial instruments have increased due to the increase in oil and gas prices and customer activity. They require a daily margin to be posted, which fluctuates with oil and gas prices. The margins have increased during 2022 due to the current increase in oil and gas prices and customer activity. The margins are included in other assets totaling $24.7 million at September 30, 2022 and $14.3 million at December 31, 2021. See Note (12) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $14.3 million at September 30, 2022 and $10.6 million at December 31, 2021. The Company reviews its portfolio of equity securities for impairment at least quarterly.

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

Deposits

At September 30, 2022, deposits totaled $11.1 billion, an increase of $3.0 billion or 36.7% from the December 31, 2021 total. The increase in deposits was primarily related to the return of funds from off-balance sheet sweep accounts related to the Company’s year-end sweep program. The Company’s core deposits provide it with a stable, low-cost funding source. Core deposits as a percentage of total deposits were 98.3% at September 30, 2022 and 98.2% at December 31, 2021. Noninterest-bearing deposits to total deposits were 47.1% at September 30, 2022, compared to 46.7% at December 31, 2021.

Off-balance sheet sweep accounts totaled $3.0 billion at September 30, 2022 compared to $5.1 billion at December 31, 2021, which included a temporary sweep amount of $2.3 billion.

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

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $4.6 million at September 30, 2022. The Company did not have short-term borrowings at December 31, 2021.

Lines of Credit

BancFirst has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. In addition, BancFirst has a $25.0 million line of credit with another financial institution that is an overnight federal funds facility. As of September 30, 2022 and December 31, 2021, BancFirst had no advances outstanding under either line of credit. Pegasus has a $20.0 million line of credit with another financial institution that is an overnight federal funds facility. As of September 30, 2022 and December 31, 2021, Pegasus had no advances outstanding under its line of credit. Worthington has an $8.5 million line of credit with another financial institution that is an overnight federal funds facility, and a line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term fixed rate loans. Worthington had no advances outstanding as of September 30, 2022 under either line of credit.

Capital Resources

Stockholders’ equity totaled $1.2 billion at both September 30, 2022 and December 31, 2021. In addition to net income of $136.0 million, other changes in stockholders’ equity during the nine months ended September 30, 2022 included $7.0 million related to common stock issuances for stock option exercises and $1.5 million related to stock-based compensation, that were partially offset by $36.7 million in dividends and a $84.4 million decrease in accumulated other comprehensive income. The Company’s leverage ratio and total risk-based capital ratios at September 30, 2022 were well in excess of the regulatory requirements.

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

Item 1A. Risk Factors.

As of September 30, 2022, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.9

Amended and Restated BancFirst Corporation Stock Option Plan. (filed as exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30 2022 and incorporated herein by reference)

10.10

Amended and Restated BancFirst Corporation Non-Employee Directors' Stock Option Plan. (filed as exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30 2022 and incorporated herein by reference)

10.11

BancFirst Corporation Employee Stock Ownership Plan Amendment to Implement Secure Act and Other Law Changes. (filed as exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30 2022 and incorporated herein by reference)

10.12

Adoption Agreement for McAfee & Taft Professional Corporation Non-Standardized Employee Stock Ownership Pre-Approved Plan. (filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30 2022 and incorporated herein by reference)

10.12*	BancFirst Corporation Thrift Plan Amended and Restated Adoption Agreement.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: November 4, 2022	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)