Form 10-K
period 2022-12-31
BANCFIRST CORP /OK/
filed 2023-02-24
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2022 was approximately $1,913,667,565.

As of January 31, 2023, there were 32,891,024 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders of the registrant (the “2023 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

BANCFIRST CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is a financial holding company headquartered in Oklahoma City, Oklahoma and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). It conducts a vast majority of its operating activities through its wholly-owned subsidiary, BancFirst (“BancFirst”), an Oklahoma state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also conducts operating activities through its wholly-owned subsidiaries, Pegasus Bank (“Pegasus”), a Texas state-chartered bank headquartered in Dallas, Texas and Worthington Bank ("Worthington"), a Texas state-chartered bank headquartered in Arlington, Texas. In addition, the Company owns 100% of the common securities of BFC Capital Trust II (a Delaware business trust), 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities and 100% of BancFirst Insurance Services, Inc., an Oklahoma business corporation operating as an independent insurance agency.

The Company was incorporated as United Community Corporation in July 1984 to become a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years, the Company acquired additional banks and bank holding companies, and in November 1988, the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. The Company currently has 106 banking locations serving 59 communities throughout Oklahoma, Pegasus has 3 banking locations in the Dallas Metroplex area and Worthington has 4 locations in the Dallas-Fort Worth Metroplex area.

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

BancFirst has the following 100% owned principal subsidiaries: BancFirst Agency, Inc., a credit life insurance agency, BFC-PNC, LLC and BF Brazito, LLC, both operating subsidiaries to hold other real estate owned, BFTower, LLC (which owns a 49% ownership interest in SFPG, LLC, a parking garage, and a 50% ownership interest in ParcFirst@Bricktown, LLC, a surface parking lot). All of these companies are Oklahoma entities.

Pegasus and Worthington's lending activities include private banking, commercial and residential real estate, commercial and industrial and energy loans. They each have a full complement of deposit products including sweep accounts and securities investment products. They provide a wide range of banking services to individual and corporate customers and are subject to competition from other local, regional, and national financial institutions.

Human Capital Resources

As of December 31, 2022, the Company employed 2,051 full time equivalent employees. None of its employees are represented by collective bargaining agreements. The Company views its employees as a differentiator, enabling the Company to meet customers’ needs through highly trained and motivated employees. The Company’s approach to human capital resources focuses on objectives that include, but are not limited to, providing fair and equitable compensation, training employees to reach heightened skill sets and standards of motivation, identifying and developing the proficiencies of all employees, and enhancing ongoing diversity, equity, and inclusion initiatives.

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

Management believes BancFirst is in an advantageous competitive position operating as a “super community bank.” Under this strategy, BancFirst provides a broad line of financial products and services for small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full-service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables BancFirst to develop long-term customer relationships, maintain high-quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and do not offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, BancFirst’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the Federal Deposit Insurance Corporation (“FDIC”), the Company’s market share of deposits within the state of Oklahoma was 7.19% as of June 30, 2022 and 6.92% as of June 30, 2021.

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

The banking environment in North Texas is one of the most competitive in the nation. Pegasus and Worthington's marketing avoids media campaigns and their growth is dependent on the experience, knowledge and contacts of their relationship officers and directors.

Operating Segments

The Company has six principal business units: BancFirst metropolitan banks, BancFirst community banks, Pegasus, Worthington, other financial services and executive operations and support. For more information on the Company’s Operating Segments, see Note (23), “Segment Information,” to the Company’s Consolidated Financial Statements.

Control of Company

Affiliates of the Company beneficially own approximately 38% of the outstanding shares of the Company’s common stock as of January 31, 2023. Under the Company’s Bylaws, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, while the Company’s affiliates do not have legal control, i.e., a majority of the outstanding shares of common stock, they have effective control of the Company.

Supervision and Regulation

Banking is a complex, highly regulated industry. The growth and earnings performance of the Company, BancFirst, Pegasus and Worthington can be affected by management decisions, general and local economic conditions, statutes, and the regulations and policies administered by various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Oklahoma State Banking Department and the Texas Department of Banking.

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

Regulatory Agencies

In the U.S., banking is regulated at both the federal and state level. Commercial banks in the United States are able to choose to organize as national banks with a charter issued by the Office of the Comptroller of the Currency (“OCC”) or as state banks with a charter issued by a state government. The choice of charter determines which agency will supervise the bank: the primary supervisor of nationally chartered banks is the OCC, whereas state-chartered banks are supervised jointly by their state chartering authority and either the FDIC or the Federal Reserve Board, depending upon whether the state-chartered bank is a member of the Federal Reserve System. BancFirst is chartered by the State of Oklahoma and at the state level is supervised and regulated by the Oklahoma State Banking Department under the Oklahoma Banking Code. Pegasus and Worthington are chartered by the State of Texas and at the state level are supervised and regulated by the Texas Department of Banking. BancFirst, Pegasus and Worthington have elected not to be members of the Federal Reserve System and, consequently, are supervised and regulated by the FDIC at the federal level. Their deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC to the extent provided by law.

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

Transactions with Affiliates

The Company, BancFirst, Pegasus and Worthington are deemed affiliates of each other within the meaning of the Federal Reserve Act, and covered transactions between affiliates are subject to certain restrictions, including compliance with Sections 23A and 23B of the Federal Reserve Act and their implementing regulations. These regulations limit the types and amounts of covered transactions engaged in by a financial institution and its affiliates, and generally require those transactions to be on an arm’s-length basis. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by a financial institution with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

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

Capital Requirements

The Company, BancFirst, Pegasus and Worthington are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to the Company, BancFirst, Pegasus and Worthington are based on the Basel III Capital Rules established by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

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

The Basel III Capital Rules also require a “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is 2.5%. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to the Company, BancFirst, Pegasus or Worthington. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Basel III Capital Rules require the Company, BancFirst, Pegasus and Worthington to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4%. For more information on the Company’s Capital Ratios, see Note (15), “Stockholders’ Equity,” to the Company’s Consolidated Financial Statements.

Liquidity Coverage Ratio

The liquidity framework under the Basel III Capital Rules (the "Basel III liquidity framework") applies a balance sheet perspective to establish quantitative standards designed to ensure that a banking organization is appropriately positioned to satisfy its short- and long-term funding needs. One test to address short-term liquidity risk is referred to as the liquidity coverage ratio ("LCR"), designed to calculate the ratio of a banking entities' ratio of high-quality liquid assets to its total net cash flows over a 30-day time horizon. The other test, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term asset funding by incenting banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt, as well as increase the use of long-term debt as a funding source. Rules applicable to certain large banking organizations have been implemented for LCR and for NSFR; however, based on our asset size, these rules do not currently apply to the Company, BancFirst, Pegasus or Worthington.

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

The Company believes that, as of December 31, 2022, BancFirst, Pegasus and Worthington were “well capitalized” based on the ratios provided in Note (15), “Stockholders’ Equity,” in the notes to consolidated financial statements included in Item 8.

Deposit Insurance Assessments

The deposits of BancFirst, Pegasus and Worthington are insured by the FDIC. This insurance is funded through assessments on insured depository institutions. The FDIC’s risk-based assessment system requires members to pay varying assessment rates into the DIF, depending upon the level of the institution’s capital and the degree of supervisory concern over the institution.

The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor, currently $250,000 per depositor for each account ownership category. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC’s deposit insurance premium assessment is based on an institution’s average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, BancFirst, Pegasus and Worthington may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on BancFirst’s, Pegasus’ and Worthington's and hence the Company’s, earnings. In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC's amended restoration plan.

The Company’s FDIC deposit insurance assessment expense totaled $4.7 million, $3.5 million and $2.1 million in 2022, 2021 and 2020, respectively.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions. It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The Company does not know of any practice, condition or violation that might lead to termination of deposit insurance for its banking subsidiaries.

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

During 2016, the U.S. financial regulators, including the Federal Reserve Board and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include the Company, BancFirst and Pegasus). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.” These additional requirements, in which federal regulators were reported still to be interested in 2019, would not be applicable to the Company, BancFirst, Pegasus or Worthington.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires the Company to adopt a clawback policy within 60 days after such listing standard becomes effective. The NASDAQ listing standards have not yet been finalized.

The scope, content and application of the U.S. banking regulators' policies on incentive compensation continue to evolve. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company, BancFirst, Pegasus and Worthington to hire, retain and motivate key employees.

Cybersecurity

Federal regulators have issued statements regarding cybersecurity. Financial institutions are expected to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures, to reliably authenticate customers accessing internet-based services of the financial institution. Management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Failure to observe the regulatory guidance could subject the Company, BancFirst, Pegasus and Worthington to various regulatory sanctions, including financial penalties.

In the ordinary course of business, the Company, BancFirst, Pegasus and Worthington rely on electronic communications and information systems to conduct operations and to store sensitive data. They employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Company, BancFirst, Pegasus and Worthington employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of their defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, the Company, BancFirst, Pegasus and Worthington have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, the Company, BancFirst, Pegasus and Worthington's systems and those of their customers and third-party service providers are under constant threat and it is possible that the Company, BancFirst, Pegasus and Worthington could experience a significant event in the future.

In November 2021, federal banking regulators, including the Federal Reserve Board and the FDIC, issued a final rule to improve the sharing of information about cyber incidents, compliance was required by May 1, 2022. Under the final rule a banking organization’s primary federal regulator must receive notification as soon as possible and no later than 36 hours after the banking organization determines that a significant computer-security incident, known as a “notification incident,” has occurred. Further, the final rule separately requires a bank service provider to notify each of its affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

In June 2023, the Federal Trade Commission's amendments to the Gramm-Leach-Bliley Act's Safeguards Rule will go into effect requiring financial institutions to: (i) appoint a qualified individual to oversee and implement their information security programs; (ii) implement additional criteria for information security risk assessments; (iii) implement safeguards identified by assessments, including access controls, data inventory, data disposal, change management, and monitoring, among other things; (iv) implement information system monitoring in the form of either "continuous monitoring" or "periodic penetration testing;" (v) implement additional controls including training for security personnel, periodic assessment of service providers, written incident response plans, and periodic reports from the qualified individual to the board of directors.

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

Durbin Amendment

The Durbin Amendment is part of the Dodd-Frank Act that limits transaction fees imposed upon merchants by debit card issuers. Interchange fees or "debit card swipe fees" are paid to banks by acquirers for the privilege of accepting payment cards. The Company exceeded $10 billion in total assets at December 31, 2022. Pursuant to the Durbin Amendment of the Dodd-Frank Act this will trigger a reduction of annual pretax income from debit card interchange fees beginning July 1, 2023. Additional information regarding the Durbin Amendment is presented in Item 1A. Risk Factors.

Anti-Money Laundering and the Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”) facilitates the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act imposes significant compliance and due diligence obligations, specifies crimes and penalties and establishes the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations, which apply various requirements of the Patriot Act to financial institutions such as BancFirst, Pegasus and Worthington. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing, and have significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account the CRA rating when considering approval of a proposed transaction. During its last examination in 2021, a rating of “satisfactory” was received by BancFirst. During its last examination in 2020, a rating of “satisfactory” was received by Pegasus. During its last examination in 2018, a rating of "outstanding" was received by Worthington. In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. The Company will continue to evaluate the impact of any changes to the regulations implementing the CRA.

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

Pegasus and Worthington are Texas-chartered state banks. Accordingly, their operations are subject to various requirements and restrictions of Texas state law relating to loans, lending limits, interest rates payable on deposits, investments, mergers and acquisitions, borrowings, dividends, capital adequacy and other matters. However, Texas banking law specifically empowers a state-chartered bank such as Pegasus and Worthington to exercise the same powers as are conferred upon national banks by the laws of the United States and the regulations and policies of the Office of the Comptroller of the Currency, unless otherwise prohibited or limited by the Texas Banking Commissioner or the Texas Finance Commission. Accordingly, unless a specific provision of Texas law otherwise provides, a state-chartered bank is empowered to conduct all activities that a national bank may conduct.

National banks are authorized by the GLB Act to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank’s capital outstanding investments in financial subsidiaries). The GLB Act provides that state nonmember banks, such as BancFirst, Pegasus and Worthington, may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law), subject to the same conditions that apply to national bank investments in financial subsidiaries.

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

As state nonmember banks, Pegasus and Worthington are subject to primary supervision, periodic examination and regulation by the Texas Department of Banking and the FDIC, and Texas law provides that Pegasus and Worthington must maintain reserves against deposits as required by the FDI Act. The Texas Department of Banking is authorized by statute to accept an FDIC examination in lieu of a state examination. In practice, the FDIC and the Texas Department of Banking alternate examinations. If, as a result of an examination of a bank, the Texas Department of Banking determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the management of the bank is violating or has violated any law or regulation, various remedies, including the remedy of injunction, are available to the Texas Department of Banking.

In addition to the provisions of the GLB Act that authorize state nonmember banks to invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) on the same conditions that apply to national banks, Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) provides that FDIC-insured state banks such as BancFirst, Pegasus and Worthington may engage directly or through a subsidiary in certain activities that are not permissible for a national bank, if the activity is authorized by applicable state law, the FDIC determines that the activity does not pose a significant risk to the DIF and the bank is in compliance with its applicable capital standards.

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

Recent years have been marked by significant volatility in market oil prices. As of December 31, 2022, the price per barrel of crude oil was approximately $78 up from $73 at December 31, 2021. If oil prices drop below the marginal cost of production for an extended period, we would expect to experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the energy producing economies and, in particular, the economies of states such as Oklahoma and Texas, where the energy industry is a significant driver of economic activity. Although as of December 31, 2022, oil and gas loans comprised 6.66% of our loan portfolio, the impact of lower oil prices could have an indirect impact on our other loan portfolio segments, for example, commercial real estate (“CRE”).

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate constitute a significant portion of our loan portfolio. At December 31, 2022, this percentage was approximately 67%. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for credit losses. In addition, because one to four family residential and commercial real estate loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

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

Our business is affected by conditions outside our control, including the rate of economic growth in general, the level of unemployment, increases in inflation and the level of interest rates. Economic conditions affect the level of demand for and the profitability of our products and services. A slowdown in the general economic activity, particularly in Oklahoma, could negatively impact our business. BancFirst operates exclusively within the State of Oklahoma and, unlike larger national or superregional banks that serve a broader and more diverse geographic region; BancFirst lending is also primarily concentrated in the State of Oklahoma. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in the State of Oklahoma. Our continued success is largely dependent upon the continued growth or stability of the communities we serve. A decline in the economies of these communities could negatively impact our net income and profitability. Additionally, declines in the economies of these communities and of the State of Oklahoma in general could affect our ability to generate new loans, receive repayments of existing loans and our ability to attract new deposits, adversely affecting our financial condition.

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

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Rapid, significant technological changes continue to confront the payments industry. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions for processing electronic payment transactions. These include developments in smart cards, e-commerce, mobile and radio frequency and proximity payment devices, such as contactless cards. Ongoing or increased competition in payment processing may restrict our ability to generate interchange revenue in the future. For the year ended December 31, 2022, debit card interchange revenue represented 26.6% of our noninterest income.

Consumer protection laws and the Durbin Amendment will reduce our noninterest income.

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge non-sufficient funds ("NSF") fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees, which represented 14.2% of our noninterest income for the year ended December 31, 2022. Violations of applicable consumer protection laws could result in enforcement actions and significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. In addition, we are subject to political pressures that could limit our ability to charge for NSF and overdraft fees.

In addition, the Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets and limits these banks on what they charge for debit card interchange fees. The Company exceeded $10 billion in total assets at December 31, 2022. Pursuant to the Durbin Amendment, based on current run rates, this will trigger a reduction of annual pretax income from debit card interchange fees of approximately $22 million beginning July 1, 2023.

We have businesses other than banking.

In addition to commercial banking services, we provide property and casualty and other insurance products, as well as other business and financial services. We may in the future develop or acquire other non-banking businesses. As a result of other such businesses, our earnings could be subject to risks and uncertainties that are different from those to which our commercial banking services are subject. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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

Our directors and executive officers, as a group, beneficially owned 33.75% of our outstanding common stock as of January 31, 2023. As a result of their ownership, the directors and executive officers have the ability for all practical purposes, by voting their shares in concert, to control the outcome of any matter submitted to our stockholders for approval, including the election of directors, which requires only a majority vote. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

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

Changes in accounting standards could impact our consolidated financial statements and reported earnings.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting. These requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. If our auditors or we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our consolidated financial statements and have an adverse effect on our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our historic growth and our expansion through acquisitions present challenges to maintaining the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions, our ability to recognize revenue could be impaired and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will continue to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal control over financial reporting is effective in future periods.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal offices of the Company are located at 100 North Broadway Ave., Oklahoma City, Oklahoma 73102.

The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank and 105 additional BancFirst branches in Oklahoma. The Company also owns properties in Oklahoma for future expansion. There are no significant encumbrances on any of these properties.

The Company’s wholly-owned subsidiary, Pegasus has three banking locations in Dallas, Texas. The main bank is located at 4515 W Mockingbird Ln, Dallas, TX 75209.

The Company’s wholly-owned subsidiary, Worthington has one banking location in Arlington, Texas, one in Colleyville, Texas and two in Fort Worth, Texas. The main bank is located at 200 W Main St, Arlington, TX 76010.

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

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

The Company’s Common Stock is listed on the NASDAQ Global Select Market System (“NASDAQ/GS”) and is traded under the symbol “BANF”. As of January 31, 2023, there were 244 holders of record of our Common Stock.

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company, BancFirst, Pegasus and Worthington, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate.

BancFirst Corporation is a legal entity separate and distinct from BancFirst, Pegasus and Worthington, and its ability to pay dividends is substantially dependent upon dividend payments received from BancFirst. Various laws, regulations and regulatory policies limit BancFirst’s ability to pay dividends to BancFirst Corporation, as well as BancFirst Corporation’s ability to pay dividends to its stockholders. See “Liquidity and Funding” and “Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1 - Business-Supervision and Regulation.” and Note (15) of the Notes to Consolidated Financial Statements for further information regarding limitations on the payment of dividends by BancFirst Corporation and BancFirst.

Stock Repurchases

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2022, up to 500,486 shares could be repurchased under the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

No purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2022.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2022 is presented in the table below. All of the Company’s stock-based compensation plans have been approved by the Company’s stockholders. Additional information regarding stock-based compensation plans is presented in Note (13) – Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,439,899	$50.92	106,288

Performance Graph

The Company’s performance graph is incorporated by reference from “Performance Graph” contained on the last page of this 10-K report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2022. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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
•
Rising interest rates.
•
The increased noninterest expense associated with greater Securities and Exchange Commission's requirements related to environmental, social and governance (ESG) issues, as well as climate disclosures.
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
•
The cost and expenses of the foregoing items.

Actual results may differ materially from forward-looking statements.

SUMMARY

The Company’s net income for 2022 was $193.1 million, or $5.77 per diluted share, compared to $167.6 million, or $5.03 per diluted share for 2021.

In 2022, net interest income increased to $373.7 million, compared to $315.7 million in 2021. Rising short-term interest rates and loan growth, along with net interest income related to the Worthington acquisition contributed to the increase in net interest income in 2022. The Company’s net interest margin increased to 3.29% for 2022, compared to 3.15% for 2021. The margin for 2021 included $36.4 million in Paycheck Protection Program (“PPP”) fees compared to only $2.1 million in 2022.

The Company recorded a provision for credit losses of $10.1 million in 2022 compared to a net benefit from reversal of provisions for credit losses of $8.7 million in 2021. The Company believes there is a modest probability of a mild to moderate economic downturn in Oklahoma and Texas and therefore considers the current CECL reserve as a percentage of loans is appropriate.

Noninterest income totaled $183.7 million in 2022 compared to $170.0 million in 2021. The increase in noninterest income in 2022 was mostly attributable to a $9.3 million increase in income from an equity interest received through restructuring a loan, along with a $9.0 million increase in sweep fees, a $3.3 million increase in income from service charges on deposits and increases in trust revenue and insurance commissions. The increase in non-interest income was partially offset by a loss of $4.0 million on bonds resulting from the sale of $226 million of low yielding debt securities, which were subsequently reinvested in higher yielding debt securities. In addition, noninterest income in 2022 had a decrease in the gain on sale of other assets and a decrease in income from sales of loans.

Noninterest expense was $309.9 million in 2022 compared to $286.0 million in 2021. The increase in noninterest expense in 2022 was due to the increase in salaries and employee benefits of $18.3 million, noninterest expenses (including salaries and employee benefits) related to the Worthington acquisition, and a $1.3 million increase in deposit insurance.

The Company’s effective tax rate in 2022 was 18.67% compared to 19.56% for 2021. The effective tax rates for both years were lower than the statutory tax rate due to the recognition of certain tax credits.

The Company’s assets at year-end 2022 totaled $12.4 billion, an increase of $3.0 billion from December 31, 2021. The growth in assets was driven by customer deposits that remained in the bank and that had previously been swept into off-balance sheet money market accounts at year-end 2021. Off-balance sheet sweep accounts totaled $3.7 billion at December 31, 2022 compared to $5.1 billion at December 31, 2021. Loans totaled $6.9 billion an increase of $755.6 million from year-end 2021. Loan growth during 2022, net of acquired loans and PPP loan payoffs, was $578.0 million or 8.6%. Total deposits were $11.0 billion at December 31, 2022 an increase of $2.9 billion from December 31, 2021. The Company’s total stockholders’ equity was $1.3 billion, an increase of $79.1 million over December 31, 2021.

Asset quality remained strong as nonaccrual loans declined to $15.3 million, representing 0.22% of total loans at December 31, 2022, down from 0.34% at December 31, 2021. The allowance for credit losses to total loans was 1.33% at December 31, 2022, down slightly from 1.36% at December 31, 2021. The allowance for credit losses to nonaccrual loans was 606.10% at December 31, 2022 compared to 401.76% at December 31, 2021. At December 31, 2022, the Company’s other real estate owned (OREO) decreased $2.7 million from December 31, 2021. The ratio of net charge-offs to average loans for 2022 was 0.02%, compared to 0.11% for 2021.

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

The allowance for credit losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The amount of the allowance for credit losses is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A loan is considered collateral-dependent when the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company's assessment as of the reporting date. For collateral dependent loans, the standard allows institutions to use, as a practical expedient, the fair value of the collateral to measure expected credit losses on collateral-dependent financial assets. This amount is included in the allowance for credit losses.

To estimate expected losses using historical loss information, the Company elected to utilize a methodology known as vintage loss analysis for BancFirst, Pegasus, and Worthington Bank. Vintage loss analysis measures impairment based on the age of the accounts and the historical performance of assets with similar risk characteristics. Vintage loss analysis determines expected losses by allowing the Company to calculate the cumulative loss rates of a given loan pool and, in so doing, determine the loan pool’s lifetime expected loss experience relative to the appropriate type of financial assets that share similar risk characteristics. Vintage loss analysis uses different “vintages” analyzed by year of origination through the weighted average maturity of each loan pool. The key quantitative inputs used in the Company’s estimate of the allowance for credit losses include 1) all available loan data tracked by year of origination, 2) total charge-offs for each specific loan pool recorded since year of origination, 3) recovery rate calculated by the average recovery over the previous seven years across all loan pools, and 4) a weighting factor biased to more recent loss experience. The quantitative expected credit loss is calculated by dividing each year’s net charge-offs by the original balance. The respective vintage’s original balance remains the denominator in each annual calculation, referencing the specific vintage’s initial balance. The loss experience of this original balance is tracked annually and summed over the life of the loan for each separate loan pool, leaving a cumulative life of credit loss rate based on historic averages weighted towards more recent loss experience. These key quantitative inputs change from period to period as new loans are originated, and charge-offs and recoveries are recognized. The recovery rate is revised on an annual basis, taking into consideration the most recent seven years. The weighting factor percentages remain static; however, the most recent year receives the highest weighting percentage.

The BancFirst Senior Loan Committee (“the SLC”) establishes BancFirst qualitative adjustments. In setting the qualitative adjustments, they consider several factors, including external economic information, peer bank comparisons, and experience with the loan portfolio. The SLC also considers a Moody’s Analytics dataset in which BancFirst selects a range from three probability scenarios from two economic forecasts. To determine the appropriate correlation to the loss experience, economic indicators are compared to the prior ten years of charge-off history to arrive at a correlation factor. BancFirst then applies the correlation factor to the change in the forecast of the aforementioned economic indicators over the next 18-24 months, which is driven by management’s judgment of a reasonable and supportable forecast period to arrive at a percentage range of qualitative loss adjustment attributable to economic forecasts. The SLC establishes a qualitative adjustment for each loan pool using these factors. For periods beyond which BancFirst can make or obtain reasonable and supportable forecasts of expected credit losses, BancFirst reverts to historical loss information.

Each quarter the SLC reviews aggregate allowance for BancFirst and adjusts the appropriateness of the allowance. In addition, annually or more frequently as needed, the SLC evaluates the qualitative adjustments used in the BancFirst allowance based on the information described above. To facilitate the SLC’s evaluation, the Asset Quality Department performs periodic reviews of business units and reports on the adequacy of management’s identification of collateral-dependent and adversely classified loans and their adherence to loan policies and procedures.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets, are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the consolidated statement of comprehensive income.

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

The evaluation of intangible assets and goodwill for the year ended December 31, 2022 and 2021 resulted in no impairments.

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

The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2022, 98% of the available for sale debt securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies compared to approximately 95% at December 31, 2021. The Company does not consider the unrealized position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material.

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

Future Application of Accounting Standards

See Note (1) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

Segment Information

See Note (23) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s operating business segments.

RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors that affected the Company's financial condition as of December 31, 2022 and 2021 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 25, 2022 (the “2021 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2021, which the Company incorporates by reference.

Certain reclassifications have been made to make prior periods comparable. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. From time to time, the Company has engaged in acquisitions. None of these acquisitions had a significant impact on the Company's consolidated financial statements. The Company accounts for acquisitions using the acquisition method, and as such, the results of operations of acquired companies are included from the date of acquisition forward.

Average Balances, Income Expenses and Rates

The following tables present, for the periods indicated, certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $24.1 million for the year ended December 31, 2022 compared to $55.5 million for the year ended December 31, 2021 and $33.5 million for the year ended December 31, 2020.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
Taxable Equivalent Basis
(Dollars in thousands)

	December 31, 2022			December 31, 2021			December 31, 2020
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$6,611,617	$336,739	5.09%	$6,220,192	$316,618	5.09%	$6,432,455	$312,514	4.85%
Debt securities – taxable	1,295,762	24,456	1.89	538,157	6,327	1.18	556,931	8,591	1.54
Debt securities – tax exempt	3,877	118	3.03	11,372	258	2.27	28,969	616	2.12
Federal funds sold and interest-bearing deposits with banks	3,450,093	58,931	1.71	3,268,443	4,366	0.13	1,562,383	6,049	0.39
Total earning assets	11,361,349	420,244	3.70	10,038,164	327,569	3.26	8,580,738	327,770	3.81
Nonearning assets:
Cash and due from banks	260,028			271,004			220,995
Interest receivable and other assets	865,744			694,191			611,966
Allowance for credit losses	(87,567)			(88,028)			(76,501)
Total nonearning assets	1,038,205			877,167			756,460
Total assets	$12,399,554			$10,915,331			$9,337,198
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$957,719	$2,049	0.21%	$848,535	$634	0.07%	$744,632	$940	0.13%
Savings deposits	4,280,052	35,598	0.83	3,736,901	4,055	0.11	3,273,903	9,385	0.29
Time deposits	672,179	4,318	0.64	654,801	3,543	0.54	695,637	8,147	1.17
Short-term borrowings	4,333	60	1.39	2,608	2	0.08	2,745	8	0.30
Long-term borrowings	—	—	—	—	—	—	1,107	—	—
Subordinated debt	86,013	4,122	4.79	56,793	3,130	5.51	26,804	1,966	7.31
Total interest-bearing liabilities	6,000,296	46,147	0.77	5,299,638	11,364	0.21	4,744,828	20,446	0.43
Interest-free funds:
Noninterest-bearing deposits	5,097,813			4,437,352			3,503,187
Interest payable and other liabilities	102,691			52,069			46,048
Stockholders’ equity	1,198,754			1,126,272			1,043,135
Total interest free funds	6,399,258			5,615,693			4,592,370
Total liabilities and stockholders’ equity	$12,399,554			$10,915,331			$9,337,198
Net interest income		$374,097			$316,205			$307,324
Net interest spread			2.93%			3.05%			3.38%
Effect of interest free funds			0.36%			0.10%			0.19%
Net interest margin			3.29%			3.15%			3.57%

The following table depicts, for the periods indicated, selected income statement data and other selected data:

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	At and for the Year Ended December 31,
	2022	2021	2020
Income Statement Data
Net interest income	$373,673	$315,657	$306,668
Provision for (benefit from) credit losses	10,076	(8,690)	62,648
Noninterest income	183,747	170,032	137,222
Noninterest expense	309,912	285,981	257,730
Net income	193,100	167,630	99,586
Per Common Share Data
Net income – basic	$5.89	$5.12	$3.05
Net income – diluted	5.77	5.03	3.00
Cash dividends	1.52	1.40	1.32
Selected Financial Ratios
Performance ratios:
Return on average assets	1.56%	1.54%	1.06%
Return on average stockholders’ equity	16.11	14.88	9.52
Cash dividends payout ratio	25.81	27.34	43.28
Net interest spread	2.93	3.05	3.38
Net interest margin	3.29	3.15	3.57
Efficiency ratio	55.60	58.88	58.06

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased in 2022 by $58.0 million, to a total of $373.7 million, compared to an increase of $9.0 million in 2021. Rising short-term interest rates and loan growth, along with net interest income related to the Worthington acquisition contributed to the increase in 2022. Net interest income increased in 2021 as a result of an increase of $20.9 million in fee income from PPP loan forgiveness and the drop in average interest rates on deposits, offset by average rates on loans.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin increased in 2022, compared to 2021, due to larger balances and higher average rates on interest-bearing deposits with banks during the year. The decrease in net interest margin in 2021 was due to larger balances and lower average rates on interest-bearing deposits with banks during the year. In addition, the margin for the year ended December 31, 2021 was positively impacted by higher PPP fees, which were $36.4 million compared to approximately $2.1 million for the year ended December 31, 2022.

During 2022, the Federal Reserve began raising interest rates to help slow inflation in the economy. The Company’s net interest income and net interest margin were impacted by the increases in interest rates. Our expectation is that interest rates will continue to increase in the near term.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2022 and 2021. See “Maturity and Rate Sensitivity of Loans” for additional discussion.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2022			Change in 2021
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$20,121	$2,524	$17,597	$4,104	$(7,641)	$11,745
Investments—taxable	18,129	9,474	8,655	(2,264)	(361)	(1,903)
Investments—tax exempt	(140)	(163)	23	(358)	(402)	44
Interest-bearing deposits with banks and federal funds sold	54,565	264	54,301	(1,683)	6,663	(8,346)
Total interest income	92,675	12,099	80,576	(201)	(1,741)	1,540
Interest Expense:
Transaction deposits	1,415	73	1,342	(306)	273	(579)
Savings deposits	31,543	537	31,006	(5,330)	1,025	(6,355)
Time deposits	775	136	639	(4,604)	(500)	(4,104)
Short-term borrowings	58	1	57	(6)	—	(6)
Subordinated debt	992	1,135	(143)	1,164	(1)	1,165
Total interest expense	34,783	1,882	32,901	(9,082)	797	(9,879)
Net interest income	$57,892	$10,217	$47,675	$8,881	$(2,538)	$11,419
(1) The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.
Provision for and Benefit from Credit Losses

As shown in the selected consolidated financial table above, the Company recorded a provision for credit losses for 2022, compared to a net benefit from reversal of provision for credit losses for 2021 and a provision for credit losses for 2020. Provisions for credit losses have stabilized in 2022 after the economic downturn and recovery from the effects of the COVID pandemic in prior years. Also, the addition of acquired loans and loan growth led to an increase in the provision in 2022. The Company’s reversal of provision for 2021 was based on improvements in economic conditions and the Company’s outlook for certain economic indicators. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $1.4 million for 2022 compared to $7.0 million for 2021 and $22.8 million for 2020. The net charge-offs equated to 0.02%, 0.11% and 0.35% of average loans for 2022, 2021 and 2020, respectively. Net charge-offs were higher in 2020 primarily due to three loans. The rate of net charge-offs to average total loans continues to be at a low level. A more detailed discussion of the allowance for credit losses is provided under “Loans.”

Noninterest Income

Noninterest income is shown in the selected consolidated financial table above. Total noninterest income increased in 2022. The increase in noninterest income was mostly attributable to $9.3 million of income from an equity interest received through restructuring a loan, along with $9.0 million in income from sweep fees, a $3.3 million increase in income from service charges on deposits primarily related to debit card interchange fees and non-sufficient funds ("NSF") and overdraft fees discussed below, a $3.1 million increase in insurance commissions and a $2.7 million increase in trust revenue. The increase in non-interest income was partially offset by a loss of $4.0 million on bonds resulting from the sale of $226 million of low yielding debt securities, which were subsequently reinvested in higher yielding debt securities. In addition, the increase in noninterest income in 2022 was partially offset by a decrease in the gain on sale of other assets and a decrease from income from the sale of loans discussed below. The Company’s operating noninterest income has generally increased due to enhanced product lines, acquisitions and internal deposit account growth.

The Company earned $4.5 million on the sale of loans in 2022 compared $7.3 million in 2021 and $6.1 million in 2020. The income from sales of loans in 2021 was higher due to the increase in the volume of mortgage loans originated because of record low mortgage rates. The Company expects the volume of mortgage loans originated to continue to decrease during 2023 due to higher mortgage interest rates.

The Company recognized a net gain of $2.2 million during 2022, a net gain of $1.0 million during 2021, and a net loss of $389,000 during 2020, due to transactions of equity securities. These losses and gains were primarily due to the Accounting Standard Update 2016-01, which requires the change in fair value of equity securities to be recognized through net income. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold debt securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost. As described above, due to the interest rate increases during 2022, the Company recognized a loss on the sale of debt securities of $4.0 million.

Noninterest income included NSF and overdraft fees totaling $26.0 million, $25.0 million and $26.6 million in 2022, 2021 and 2020, respectively. This represents 14.2%, 14.7%, and 19.4% of the Company’s noninterest income for the years 2022, 2021 and 2020, respectively. In addition, the Company had debit card interchange fees totaling $48.9 million, $46.0 million and $36.9 million for the years 2022, 2021 and 2020, respectively. This represents 26.6%, 27.1% and 26.9% of the Company’s noninterest income for the years 2022, 2021 and 2020, respectively. For 2022 compared to 2021, an increase in customer accounts and interchange volume activity resulted in higher debit card interchange fees.

The Company is subject to political pressures that could limit our ability to charge for NSF and overdraft fees. As of April 1, 2022, the Company lowered the rates charged on NSF and overdraft fees. To the extent that increased volume doesn’t overcome these rate changes, the Company could experience a decline in NSF and overdraft fees.

The Company exceeded $10 billion in total assets at December 31, 2022. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this will trigger a reduction of annual pretax income from debit card interchange fees of approximately $22 million beginning July 1, 2023.

Noninterest Expense

Total noninterest expense increased by $23.9 million, or 8.4% to $309.9 million for 2022. This compares to an increase of $28.3 million, or 11.0%, for 2021. The increase in noninterest expense in 2022 was due to the increase in salaries and employee benefits of $18.3 million, noninterest expenses (including salaries and employee benefits) related to the Worthington acquisition, and an increase in deposit insurance. In addition, net expense from other real estate owned increased $822,000, which was due to an increase of $3.2 million of write downs on other real estate owned and $1.3 million increase in the cost of holding other real estate owned, offset by an increase in gain on the sales of other real estate owned of $3.6 million. The increase in noninterest expense in 2021 was due to the increase in salaries and employee benefits of $2.0 million, $8.9 million related to other real estate property operating costs, $4.8 million in acquisition related expenses, $4.4 million in net occupancy and depreciation primarily from the Company’s move to its new corporate headquarters, $3.1 million amortization of investment in tax credits, $1.1 million incentive to customers that participated in the year-end sweep program and an increase in deposit insurance.

Noninterest expense included deposit insurance expense, which totaled $4.7 million for the year ended December 31, 2022, compared to $3.5 million for the year ended December 31, 2021 and $2.1 million for the year ended December 31, 2020.

Income Taxes

Income tax expense totaled $44.3 million in 2022, compared to $40.8 million in 2021 and $23.9 million in 2020. The effective tax rates for 2022, 2021 and 2020 were 18.7%, 19.6% and 19.4% respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

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

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)
	At and for the Year Ended December 31,
	2022	2021
Balance Sheet Data
Total assets	$12,387,863	$9,405,612
Debt securities	1,540,604	534,500
Total loans (net of unearned interest)	6,949,795	6,194,218
Allowance for credit losses	92,728	83,936
Deposits	10,974,228	8,091,914
Subordinated debt	86,044	85,987
Stockholders’ equity	1,250,836	1,171,734
Book value per share	38.05	35.94
Tangible book value per shares (non-GAAP)(1)	31.90	30.80
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders’ equity	$1,250,836	$1,171,734
Less goodwill	182,055	149,922
Less intangible assets, net	19,983	17,566
Tangible stockholders' equity (non-GAAP)	$1,048,798	$1,004,246
Common shares outstanding	32,875,560	32,603,118
Tangible book value per share (non-GAAP)	$31.90	$30.80
Selected Financial Ratios
Performance Ratios:
Return on average assets	1.56%	1.54%
Return on average stockholders' equity	16.11	14.88
Cash dividends payout ratio	25.81	27.34
Net interest spread	2.93	3.05
Net interest margin	3.29	3.15
Efficiency ratio	55.60	58.88
Balance Sheet Ratios:
Average loans to deposits	60.06%	64.27%
Average earning assets to total assets	91.63	91.96
Average stockholders’ equity to average assets	9.67	10.32
Asset Quality Ratios:
Nonaccrual loans to total loans	0.22%	0.34%
Nonperforming and restructured loans to total loans	0.35	0.48
Nonperforming and restructured assets to total assets	0.50	0.73
Allowance for credit losses to total loans	1.33	1.36
Allowance for credit losses to nonperforming and restructured loans	376.67	284.33
Allowance for credit losses to nonaccrual loans	606.10	401.76
Net charge-offs to average loans	0.02	0.11

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

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. The Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period, which increased during 2022 from 0.25% to 4.50%. The rate was 0.25% during all of 2021.

The amount of cash, federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. The aggregate of cash and due from banks and interest-bearing deposits with banks increased by $1.1 billion, or 54.7%, to $3.2 billion, from December 31, 2021 to December 31, 2022. The increase was primarily related to the return of deposits from off-balance sheet sweep accounts related to the Company’s year-end sweep program, which was partially off-set by the purchase of higher yielding bonds described below.

Securities

For the year ended December 31, 2022, total debt securities increased $1.0 billion, or 188.2%, to $1.5 billion. Debt securities available for sale represented 99.9% of the total debt securities portfolio at December 31, 2022, compared to 99.4% of total debt securities portfolio at December 31, 2021. Debt securities available for sale had a net unrealized loss of $93.7 million at December 31, 2022, compared to a net unrealized gain of $2.8 million at December 31, 2021. These unrealized (losses)/gains are included in the Company’s stockholders’ equity as accumulated other comprehensive (loss)/income, net of income tax, in the amounts of a loss of $71.6 million and a gain of $2.2 million for December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company had a loss of $4.0 million resulting from the sale of $226 million of debt securities with an average yield of 0.16%, which was subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. The Company also made two other purchases of debt securities in 2022. On January 10, 2022, the Company purchased United States Treasury Notes with $600 million par value at an average yield of 1.42% and an average maturity of 53 months. On August 25, 2022, the Company purchased United States Treasury Notes of $300 million par value with an average yield of 3.27% and an average maturity of 58 months.

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

Management has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, the Company also has the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. As of December 31, 2022, the Company had net unrealized losses largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decrease. Furthermore, as of December 31, 2022, management had no intent or requirement to sell before the recovery of the unrealized loss.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

WEIGHTED AVERAGE YIELD OF DEBT SECURITIES

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at December 31, 2022. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds. For the interest rate sensitivity of debt securities see the table in item 7A.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
Mortgage-backed securities	$8	7.24%	$5	5.46%	$—	—%	$—	—%	$13	6.56%
State and political subdivisions	1,185	1.22	685	3.22	—	—	—	—	1,870	1.96
Other securities	—	—	500	0.10	—	—	—	—	500	0.10
Total	$1,193	1.27	$1,190	1.92	$—	—	$—	—	$2,383	1.59
Percentage of total	50.1%		49.9%		—%		—%		100.0%
Available for Sale
U.S. Treasury, other federal agencies and mortgage-backed securities	$100,825	2.62%	$1,241,414	1.94%	$156,405	3.31%	$11,028	2.18%	$1,509,672	2.13%
State and political subdivisions	656	1.37	6,193	3.78	1,285	3.50	—	—	8,134	3.54
Asset backed securities	—	—	—	—	13,010	4.91	—	—	13,010	4.91
Other securities	—	—	158	3.16	7,247	4.92	—	—	7,405	4.88
Total	$101,481	2.61	$1,247,765	1.95	$177,947	3.50	$11,028	2.18	$1,538,221	2.17
Percentage of total	6.6%		81.1%		11.6%		0.7%		100.0%
Total debt securities	$102,674	2.60%	$1,248,955	1.95%	$177,947	3.50%	$11,028	2.18%	$1,540,604	2.17%
Percentage of total	6.6%		81.1%		11.6%		0.7%		100.0%
* Yield is on a taxable-equivalent basis using a 21% tax rate.

Loans

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans held for investment increased $774.1 million, or 12.6%, to $6.9 billion in 2022. Internal loan growth during 2022, net of acquired loans and PPP loans, was approximately $578.0 million, or 8.6%. The acquisition of Worthington also added $257 million in loans. At December 31, 2022, the balance of total PPP loans was $1.1 million, with no unamortized processing fees, compared to $80.4 million, net of unamortized processing fees of $2.0 million at December 31, 2021.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in real estate, light manufacturing, retail and service industries. Consumer non-real estate loans were comprised primarily of loans to individuals for automobiles.

LOANS HELD FOR INVESTMENT BY CATEGORY

	December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$906,461	13.05%	$775,554	12.57%
Commercial real estate non-owner occupied	1,385,307	19.95	1,095,324	17.75
Construction and development < 60 months	481,070	6.93	415,466	6.74
Construction residential real estate < 60 months	304,432	4.38	254,524	4.13
Residential real estate first lien	1,119,706	16.13	937,006	15.19
Residential real estate all other	199,005	2.87	161,018	2.61
Farmland	261,518	3.77	272,179	4.41
Commercial and agricultural non-real estate	1,376,375	19.82	1,416,093	22.95
Consumer non-real estate	447,039	6.44	413,370	6.70
Oil and gas	462,650	6.66	428,908	6.95
Total loans	$6,943,563	100.00%	$6,169,442	100.00%

See Note (1) and Note (5) of the Notes to Consolidated Financial Statements for additional disclosures regarding the Company’s loans.

LOANS BY MATURITY AND INTEREST RATE SENSITIVITY

The information relating to the maturity and interest rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

The following table presents the maturity distribution of loans held for investment at December 31, 2022. Many of the loans with maturities of one year or less are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 56% of loans had adjustable interest rates at December 31, 2022.

	Loans Maturing
	Within One Year (a)	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
December 31, 2022	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$43,648	$241,763	$440,777	$180,273	$906,461
Commercial real estate non-owner occupied	177,911	514,144	604,488	88,764	1,385,307
Construction and development < 60 months	198,110	201,096	63,656	18,208	481,070
Construction residential real estate < 60 months	285,316	9,977	4,050	5,089	304,432
Residential real estate first lien	72,291	112,933	433,114	501,368	1,119,706
Residential real estate all other	41,918	76,008	48,947	32,132	199,005
Farmland	38,027	22,529	91,735	109,227	261,518
Commercial and agricultural non-real estate	495,753	547,855	308,018	24,749	1,376,375
Consumer non-real estate	51,651	291,479	101,573	2,336	447,039
Oil and gas	247,938	194,671	16,292	3,749	462,650
Total loans	$1,652,563	$2,212,455	$2,112,650	$965,895	$6,943,563
Percentage of total	23.80%	31.86%	30.43%	13.91%	100.00%

The interest rate composition of loans with a maturity date over one year are presented below based on contractual terms.

	Loans Maturing after One Year
	Predetermined (Fixed) Interest Rate	Floating Interest Rate	Total
December 31, 2022	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$289,305	$573,508	$862,813
Commercial real estate non-owner occupied	655,185	552,211	1,207,396
Construction and development < 60 months	89,372	193,588	282,960
Construction residential real estate < 60 months	11,467	7,649	19,116
Residential real estate first lien	247,806	799,609	1,047,415
Residential real estate all other	38,520	118,567	157,087
Farmland	25,065	198,426	223,491
Commercial and agricultural non-real estate	486,546	394,076	880,622
Consumer non-real estate	382,558	12,830	395,388
Oil and gas	83,644	131,068	214,712
Total	$2,309,468	$2,981,532	$5,291,000

NONPERFORMING AND RESTRUCTURED ASSETS

The following table summarizes nonperforming and restructured assets.

	December 31,
	2022	2021
	(Dollars in thousands)
Past due 90 days or more and still accruing	$7,085	$4,964
Nonaccrual (1)	15,299	20,892
Restructured	2,234	3,665
Total nonperforming and restructured loans	24,618	29,521
Other real estate owned and repossessed assets	36,936	39,553
Total nonperforming and restructured assets	$61,554	$69,074

(1) Government agencies guarantee approximately $4.7 million of nonaccrual loans at December 31, 2022.

Nonperforming and Restructured Assets

During 2022, nonperforming and restructured assets decreased $7.5 million to $61.6 million. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.50% and 0.73% of total assets at December 31, 2022 and 2021, respectively.

Nonaccrual loans decreased $5.6 million in 2022 due to resolution of several loans. The Company’s nonaccrual loans are primarily commercial and agricultural non-real estate. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of $1.3 million for 2022, $2.2 million for 2021 and $2.8 million for 2020. Only a small amount of this interest is expected to be ultimately collected. Approximately $4.7 million of nonaccrual loans are guaranteed by government agencies as of December 31, 2022.

Restructured loans decreased $1.4 million in 2022 due primarily to the overall improvement in the asset quality of the loans. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered troubled debt restructurings whose terms were modified during the period were not considered material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections declines. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for credit losses. At December 31, 2022, the allowance for credit losses as a percentage of nonperforming and restructured loans was 376.67%, compared to 284.33%, at the end of 2021. The level of nonperforming loans and credit losses could rise over time as a result of adverse economic conditions.

Other real estate owned ("OREO") and repossessed assets decreased $2.6 million in 2022. OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense. The Company's write-downs in OREO totaled $3.7 million for 2022, $538,000 for 2021 and $558,000 for 2020.

OREO included a commercial real estate property recorded at $29.4 million at December 31, 2022 and $29.5 million at December 31, 2021. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	For the Year Ended December 31,
	2022	2021	2020
Rental income	$10,340	$9,975	$—
Operating expense	9,863	8,727	—

The Company's total rental income from OREO was $10.9 million in 2022 compared to $10.3 million in 2021 and $16,000 in 2020. In addition, the Company's total OREO holding expense was $10.5 million in 2022 compared to $9.2 million in 2021 and $313,000 in 2020.

Allowance for Credit Losses/Fair Value Adjustments on Acquired Loans

The Company determines its provision for credit losses and allowance for credit losses using the expected loss methodology that is referred to as the CECL model. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. At December 31, 2022, the allowance for credit losses to total loans represented 1.33% of total loans, compared to 1.36% at December 31, 2021. The increase in the allowance for credit losses during 2022 was related to the additional allowance for credit losses required for newly acquired loans and loan growth. The decrease in the allowance for credit losses during 2021 was driven by a reversal of a pandemic-related provision during 2021 based on sustained improvements in the economy, both nationally and in the Company's markets, which reduced the amount of expected credit losses within the loan portfolio. This reduction was partially offset by additional allowance for credit losses required for newly acquired loans.

The overall credit quality of the Company’s loan portfolio has remained strong. Net charge-offs were $1.3 million and $7.0 million for the years ended 2022 and 2021, respectively. The amount of net loan charge-offs is relatively low, equating to 0.02% and 0.11% of average total loans for the years ended December 31, 2022 and 2021, respectively. If unforeseen adverse changes occur in the national or local economy, or in the credit markets, it would be reasonable to expect that the allowance for credit losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

The following table is a break-out of the allowance for credit losses:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$6,412	$7,568
Commercial real estate non-owner occupied	30,192	16,987
Construction and development < 60 months	3,778	3,490
Construction residential real estate < 60 months	3,276	1,092
Residential real estate first lien	4,098	3,076
Residential real estate all other	1,845	2,104
Farmland	3,510	4,822
Commercial and agricultural non-real estate	27,311	28,085
Consumer non-real estate	4,135	3,734
Oil and gas	8,171	12,978
Total	$92,728	$83,936

The following table is a break-out of net charge-offs/(recoveries) and the break-out of the percent of average loans in each category:

	December 31,
	2022		2021
	Amount	% of Avg Loans	Amount	% of Avg Loans
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$(487)	0.00%	$(36)	0.00%
Commercial real estate non-owner occupied	—	—	736	0.01
Construction and development < 60 months	81	—	(12)	—
Construction residential real estate < 60 months	—	—	—	—
Residential real estate first lien	19	—	32	—
Residential real estate all other	(367)	—	469	0.01
Farmland	—	—	888	0.01
Commercial and agricultural non-real estate	1,534	0.02	4,424	0.07
Consumer non-real estate	575	—	538	0.01
Oil and gas	—	—	—	—
Total	$1,355	0.02%	$7,039	0.11%

The fair value adjustment on acquired loans can consist of a credit component and a rate component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was a $2.2 million discount at December 31, 2022 and a $1.1 million discount at December 31, 2021. The rate component was $738,000 at December 31 2022. These fair value adjustments will be accreted to income over the remaining life of the loans. The acquired loans outstanding were $263.5 million and $312.0 million, at December 31, 2022 and 2021, respectively.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $202.0 million and $167.5 million at December 31, 2022 and December 31, 2021, respectively.

The increase in goodwill and intangible assets in 2022 was due to the acquisition of Worthington Bank on February 8, 2022, which added $5.9 million of core deposit intangibles and $32.1 million of goodwill. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

Other assets includes the cash surrender value of key-man life insurance policies totaling $82.7 million at December 31, 2022 and $81.4 million at December 31, 2021.

Equity securities are reported in other assets on the balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $15.5 million at December 31, 2022 and $10.6 million at December 31, 2021. The Company reviews its portfolio of equity securities for impairment at least quarterly.

The balance of other assets included equity interests of previous borrowers in the oil and gas industry, which were received through bankruptcy proceedings, which totaled $21.4 million at December 31, 2022 and $16.4 million at December 31, 2021. Under the equity method, the carrying value of a bank’s investment in an investee is originally recorded at cost but is adjusted periodically to record as income the bank’s proportionate share of the investee’s earnings or losses and decreased by the amount of cash dividends or similar distributions received from the investee.

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

Historically, BancFirst has more liquidity than its peers do. This liquidity positions BancFirst to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from BancFirst and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by BancFirst and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2023, BancFirst had approximately $185.1 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2022, BancFirst declared four common stock dividends totaling $54.4 million, two preferred stock dividends totaling $1.9 million and two special dividends totaling $30.8 million. There are no near term plans for Pegasus or Worthington to pay dividends to BancFirst Corporation.

Deposits

Total deposits increased $2.9 billion to $11.0 billion, an increase of 35.6% in 2022. The increase in deposits during 2022 was predominantly driven by customer deposits that remained in the bank and that had previously been swept into off-balance sheet money market accounts at year-end 2021. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits was 98.1% at December 31, 2022 and 98.2% December 31, 2021. Noninterest-bearing deposits to total deposits were 45.1% at December 31, 2022, compared to 46.7% at December 31, 2021.

In addition, off-balance sheet sweep accounts totaled $3.7 billion at December 31, 2022, compared to $5.1 billion at December 31, 2021, which included a temporary sweep amount of $2.3 billion. Our sweep accounts affect the balances of our year-end assets and deposits.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Average Balances
Demand deposits	$5,097,813	$4,437,352
Interest-bearing transaction deposits	957,719	848,535
Savings deposits	4,280,052	3,736,901
Time deposits	672,179	654,801
Total deposits	$11,007,763	$9,677,589

PERCENTAGE OF TOTAL AVERAGE DEPOSITS AND AVERAGE RATES PAID

	Year Ended December 31,
	2022		2021
	% of Total	Rate	% of Total	Rate
Demand deposits	46.31%		45.85%
Interest-bearing transaction deposits	8.70	0.21%	8.77	0.07%
Savings deposits	38.88	0.83	38.61	0.11
Time deposits	6.11	0.64	6.77	0.54
Total deposits	100.00%		100.00%
Average rate paid on interest-bearing deposits		0.71%		0.16%

MATURITY OF TIME DEPOSITS

The following table shows the maturity of time deposits that are in excess of the Federal Deposit Insurance Corporation's insurance limit:

December 31, 2022
(Dollars in thousands)
Three months or less	$47,908
Over three months through six months	55,975
Over six months through twelve months	81,233
Over twelve months	29,401
Total	$214,517

At December 31, 2022, 86.3% of the Company’s time deposits greater than $250,000 mature in one year or less.

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

Capital Resources

Stockholders’ equity totaled $1.3 billion at December 31, 2022, compared to $1.2 billion at December 31, 2021. In addition to net income of $193.1 million, other changes in stockholders’ equity during the year ended December 31, 2022 included $7.6 million related to common stock issuances and $1.9 million related to stock-based compensation, that were partially offset by $49.9 million in dividends, and a $73.7 million decrease in other comprehensive income. The Company’s average stockholders’ equity to average assets for 2022 was 9.67% compared to 10.32% for 2021. The Company’s leverage ratio and total risk-based capital ratios at December 31, 2022 were well in excess of the regulatory requirements. Banking institutions are generally expected to maintain capital well above the minimum levels. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. The Company’s Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines.

See Note (15) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

See Note (11) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Subordinated Debt.

On August 31, 2022, the Company filed with the Securities and Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3, which became effective upon filing with the SEC. Under the shelf registration, the Company may offer and sell, from time to time, an indeterminate amount of its common stock in one or more future offerings.

The Company has had a Stock Repurchase Program (the “SRP”) since November 1999. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2022, up to 500,486 shares could be repurchased under the SRP. No shares were repurchased for the year ended December 31, 2022. For the year ended December 31, 2021, the Company repurchased 212,296 shares of its common stock for $11.7 million at an average price of $54.94 per share under the SRP. For the year ended December 31, 2020, the Company repurchased 59,284 shares of its common stock for $3.1 million at an average price of $52.26 per share under the SRP.

Future dividend payments will be determined by the Company’s Board of Directors considering the earnings, financial condition and capital needs of the Company, BancFirst, Pegasus, Worthington, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2023.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

Liquidity Risk and Off-Balance Sheet Arrangements

Liquidity is the ability to meet financial obligations through the maturity or sale of existing assets or the acquisition of additional funds. Various financial obligations, including contractual obligations and commercial commitments, may require future cash payments by the Company. Certain obligations are recognized on the Consolidated Balance Sheets, while others are off-balance sheet under U.S. generally accepted accounting principles. The Company currently has 7.20% Junior Subordinated Debentures, Subordinated Notes, operating lease payments, time deposit payments and low income housing partnership commitments. The Company’s time deposits require the majority of cash obligations in the next twelve months. The Company’s 7.20% Junior Subordinated Debentures mature on March 31, 2034. The Company's Subordinated Notes mature on June 30, 2036. The Company has consistently generated positive net income and the Company currently expects to have positive net income for 2023. Management does not currently know of any trends that would cause the Company to be unable to provide for current obligations in the next twelve months.

Refer to Notes 6, 8, 11, 19 and 20 to the consolidated financial statements for further information regarding these contractual obligations.

The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit, which involve elements of credit and interest-rate risk to varying degrees. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument’s contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the consolidated balance sheet. The Company had $2.6 billion and $2.1 billion in loan commitments at December 31, 2022 and 2021, respectively. The Company had $72.2 million and $82.8 million in stand-by letters of credit at December 31, 2022 and 2021, respectively. Loan commitments are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments generally have fixed expiration dates or other termination clauses. Since many of the instruments are expected to expire without being drawn upon, the total amounts do not necessarily represent commitments that will be funded in the future.

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

Interest rate risk on the Company’s consolidated balance sheet consists of repricing, option and basis risks. Repricing risk results from the differences in the maturity or repricing of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

The Company seeks to reduce volatility in its net interest margin and net interest income through periods of changing interest rates. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”). The ALCO establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of tools are used to evaluate the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships. The ALCO also utilizes an earnings simulation model as a quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income over the next 12 months. These simulations incorporate assumptions regarding changes in interest rates and the maturity and repricing of earning assets and interest-bearing liabilities. The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities. This analysis indicates that the Company’s position is asset-sensitive, with a positive gap of $327 million for the zero to 12-month interval at December 31, 2022, which was 2.64% of total assets, compared to a positive gap of $423 million for the zero to 12-month interval at December 31, 2021, which was 5.45% of total assets.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities. As of December 31, 2022, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 0.53% and 1.07%, respectively, relative to the base case over the next 12 months.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2022.

	Avg.	Expected Maturity / Principal Repayments at December 31,
	Rate	2023	2024	2025	2026	2027	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans held for investment	5.09%	$3,181,592	$869,118	$772,007	$751,506	$608,719	$760,621	$6,943,563	$6,656,483
Debt securities	1.89	102,793	347,853	337,402	306,594	326,220	213,412	1,634,274	1,540,604
Federal funds sold and interest-bearing deposits	1.71	2,912,711	—	—	—	—	—	2,912,711	2,912,711
Interest Sensitive Liabilities
Savings and transaction deposits	0.72	5,316,444	—	—	—	—	—	5,316,444	5,299,611
Time deposits	0.64	553,052	84,859	33,509	21,591	19,902	141	713,054	699,636
Short-term borrowings	1.39	300	—	—	—	—	—	300	300
Subordinated debt	4.79	—	—	—	—	—	86,044	86,044	82,385
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	4,598
Letters of credit		—	—	—	—	—	—	—	542

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: 1) relate to accounts or disclosures that are material to the financial statements and 2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Loans

Description of the Matter

As more fully described in Notes 1 and 5 to the financial statements, the allowance for credit losses – loans (ACL) estimates lifetime expected credit losses for loans. The estimate of ACL considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation.

The Company measures expected credit losses of loans on a pool basis when the loans share similar characteristics. Historical loss rates are analyzed and applied to their respective loan segments comprised of loans not subject to individual evaluation. The Company utilizes a methodology known as vintage loss analysis for substantially all its loan portfolio. Vintage loss analysis measures impairment based on the age of the accounts and the historical asset performance of assets with similar risk characteristics. Vintage loss analysis accounts for expected losses by calculating the cumulative loss rates of a given loan pool over the expected pool’s life. Historical loss rates are adjusted for significant factors that, in management’s judgment, reflect the impact of current conditions on loss recognition and certain known model limitations. Forecast factors are developed based on information obtained from external sources and consideration of other internal information. They are included in the ACL model for a reasonable and supportable forecast period, with loss factors reverting to historical loss rates. Management continually re-evaluates the other subjective and forecast factors in its ACL analysis.

We identified the valuation of the ACL as a critical audit matter. The primary reason for our determination that the ACL is a critical audit matter is that auditing the estimated ACL involved significant judgment and complex review. Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as segmentation, weighted average life calculations, assessment of economic conditions and other environmental factors, and assessment of forecast factors.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding of the Company’s process for establishing the ACL, which involves a high degree of subjectivity. We evaluated management’s process to assess economic conditions and other environmental factors, adequacy of specific allowances associated with individually evaluated loans, appropriateness of loan grades, and other data used to calculate and estimate the various components of the ACL.

Our primary audit procedures related to the ACL included the following, among others:

•
Testing the design and operating effectiveness of controls, including those related to technology, over the ACL, including data completeness and accuracy; classifications of loans by loan pool; verification of historical net loss data and calculated net loss rates; the establishment of qualitative and economic forecast adjustments, loan grades, and risk classification of loans; and establishment of specific allocations associated with individually evaluated loans;
•
Testing of completeness and accuracy of the data utilized in the ACL;
•
Testing the model’s computational accuracy;
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
•
Evaluated the accuracy and completeness of Topic 326 disclosures in the financial statements.

/s/ FORVIS, LLP

(Formerly, BKD, LLP)

We have served as the Company’s auditor since 2013.

Oklahoma City, Oklahoma

February 24, 2023

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2022	2021
ASSETS
Cash and due from banks	$259,049	$228,819
Interest-bearing deposits with banks	2,909,861	1,821,203
Federal funds sold	2,850	800
Debt securities held for investment (fair value: $2,383 and $2,978, respectively)	2,383	2,977
Debt securities available for sale at fair value	1,538,221	531,523
Loans held for sale	6,232	24,776
Loans held for investment (net of unearned interest)	6,943,563	6,169,442
Allowance for credit losses	(92,728)	(83,936)
Loans, net of allowance for credit losses	6,850,835	6,085,506
Premises and equipment, net	278,088	269,047
Other real estate owned	36,756	39,475
Intangible assets, net	19,983	17,566
Goodwill	182,055	149,922
Accrued interest receivable and other assets	301,550	233,998
Total assets	$12,387,863	$9,405,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,944,730	$3,775,387
Interest-bearing	6,029,498	4,316,527
Total deposits	10,974,228	8,091,914
Short-term borrowings	300	—
Accrued interest payable and other liabilities	76,455	55,977
Subordinated debt	86,044	85,987
Total liabilities	11,137,027	8,233,878
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,875,560 and 32,603,118, respectively	32,876	32,603
Capital surplus	169,231	159,914
Retained earnings	1,120,292	977,067
Accumulated other comprehensive (loss) income, net of income tax benefit/(expense) of $22,107 and $(684), respectively	(71,563)	2,150
Total stockholders' equity	1,250,836	1,171,734
Total liabilities and stockholders' equity	$12,387,863	$9,405,612

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
INTEREST INCOME
Loans, including fees	$336,340	$316,124	$311,987
Debt securities:
Taxable	24,456	6,327	8,591
Tax-exempt	93	204	487
Federal funds sold	83	—	—
Interest-bearing deposits with banks	58,848	4,366	6,049
Total interest income	419,820	327,021	327,114
INTEREST EXPENSE
Deposits	41,965	8,232	18,472
Short-term borrowings	60	2	8
Subordinated debt	4,122	3,130	1,966
Total interest expense	46,147	11,364	20,446
Net interest income	373,673	315,657	306,668
Provision for (benefit from) credit losses	10,076	(8,690)	62,648
Net interest income after provision for (benefit from) credit losses	363,597	324,347	244,020
NONINTEREST INCOME
Trust revenue	15,645	12,912	13,130
Service charges on deposits	86,757	83,425	74,438
Securities transactions (includes accumulated other comprehensive income reclassifications of $1,536, $0 and $0, respectively)	(1,833)	1,047	(389)
Income from sales of loans	4,548	7,282	6,067
Insurance commissions	26,883	23,745	20,996
Cash management	19,326	12,313	15,411
Gain on sale of other assets	448	2,762	130
Other	31,973	26,546	7,439
Total noninterest income	183,747	170,032	137,222
NONINTEREST EXPENSE
Salaries and employee benefits	184,976	166,723	164,727
Occupancy, net	19,326	18,483	16,421
Depreciation	18,600	16,925	14,609
Amortization of intangible assets	3,448	3,116	3,815
Data processing services	7,584	6,735	6,753
Net expense/(income) from other real estate owned	9,911	9,089	(1,531)
Marketing and business promotion	8,074	7,403	6,996
Deposit insurance	4,735	3,456	2,081
Other	53,258	54,051	43,859
Total noninterest expense	309,912	285,981	257,730
Income before taxes	237,432	208,398	123,512
Income tax expense	44,332	40,768	23,926
Net income	$193,100	$167,630	$99,586
NET INCOME PER COMMON SHARE
Basic	$5.89	$5.12	$3.05
Diluted	$5.77	$5.03	$3.00
OTHER COMPREHENSIVE (LOSS)/GAIN
Unrealized (losses)/gains on securities, net of tax benefit/(expense) of $23,160, $1,829 and $(1,326), respectively	$(74,880)	$(5,280)	$3,976
Reclassification adjustment for gains included in net income, net of tax expense of $(369), $0 and $0, respectively	1,167	—	—
Other comprehensive (loss)/gain, net of tax benefit/(expense) of $22,791, $1,829 and $(1,326), respectively	(73,713)	(5,280)	3,976
Comprehensive income	$119,387	$162,350	$103,562

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	32,603,118	$32,603	32,719,852	$32,720	32,694,268	$32,694
Shares issued for stock options	272,442	273	95,562	95	84,868	85
Shares acquired and canceled	—	—	(212,296)	(212)	(59,284)	(59)
Issued at end of period	32,875,560	$32,876	32,603,118	$32,603	32,719,852	$32,720
CAPITAL SURPLUS
Balance at beginning of period		$159,914		$156,574		$153,353
Common stock issued for stock options		7,376		2,165		1,705
Net cash settlement of options		—		(958)		—
Stock-based compensation arrangements		1,941		2,133		1,516
Balance at end of period		$169,231		$159,914		$156,574
RETAINED EARNINGS
Balance at beginning of period		$977,067		$871,161		$815,488
Net income		193,100		167,630		99,586
Cumulative effect of change in accounting principle, net of tax of $925 in 2020 (Note 15)		—		—		2,270
Dividends on common stock ($1.52, $1.40 and $1.32 per share, respectively)		(49,875)		(45,752)		(43,144)
Net cash settlement of options		—		(4,521)		—
Common stock acquired and canceled		—		(11,451)		(3,039)
Balance at end of period		$1,120,292		$977,067		$871,161
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains/(losses) on securities:
Balance at beginning of period		$2,150		$7,430		$3,454
Net change		(73,713)		(5,280)		3,976
Balance at end of period		$(71,563)		$2,150		$7,430
Total stockholders’ equity		$1,250,836		$1,171,734		$1,067,885

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$193,100	$167,630	$99,586
Adjustments to reconcile to net cash provided by operating activities:
Provision for (benefit from) credit losses	10,076	(8,690)	62,648
Depreciation and amortization	22,048	20,041	18,424
Net amortization of securities premiums and discounts	2,619	4,409	(94)
Realized securities losses (gains)	1,833	(1,047)	389
Gain on sales of loans	(4,548)	(7,282)	(6,067)
Cash receipts from the sale of loans originated for sale	246,499	369,301	415,589
Cash disbursements for loans originated for sale	(223,407)	(354,674)	(430,653)
Deferred income tax provision (benefit)	322	7,044	(9,491)
Gain on sale of other assets	(4,682)	(3,379)	(2,345)
(Increase)/decrease in interest receivable	(16,914)	4,214	(325)
Increase/(decrease) in interest payable	3,192	(617)	(1,641)
Stock-based compensation arrangements	1,941	2,133	1,516
Excess tax benefit from stock-based compensation arrangements	(3,325)	(1,932)	(500)
Other, net	(2,482)	6,783	7,818
Net cash provided by operating activities	226,272	203,934	154,854
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	121,099	12,599	18,397
Net cash paid from sale of assets and liabilities, net of cash received	—	(13,733)	—
Net decrease in federal funds sold	563	14,200	1,000
Purchases of held for investment debt securities	—	(845)	(1,395)
Purchases of available for sale debt securities	(1,881,784)	(462,304)	(605,069)
Proceeds from maturities, calls and paydowns of held for investment debt securities	74	831	561
Proceeds from maturities, calls and paydowns of available for sale debt securities	550,018	506,737	547,729
Proceeds from sales of available for sale debt securities	222,474	—	—
Purchase of equity securities	(4,309)	(904)	(811)
Proceeds from paydowns and sales of equity securities	1,620	1,459	445
Net change in loans	(521,220)	404,393	(798,024)
Net receipts (payments) on derivative asset contracts	7,294	(14,146)	(513)
Purchases of premises, equipment and computer software	(19,785)	(27,251)	(66,446)
Purchase of tax credits	(9,706)	(7,456)	(2,200)
Other, net	14,494	9,305	7,820
Net cash (used in) provided by investing activities	(1,519,168)	422,885	(898,506)
FINANCING ACTIVITIES
Net change in deposits	2,452,297	(191,737)	536,063
Net change in short-term borrowings	300	(1,100)	—
Proceeds from long-term borrowings	—	—	3,000
Paydown of long-term borrowings	—	—	(3,000)
Issuance of common stock in connection with stock options, net	7,649	2,260	1,790
Common stock acquired	—	(11,663)	(3,098)
Proceeds from issuance of subordinated notes, net of debt issuance costs	—	59,150	—
Net cash settlement of options	—	(5,479)	—
Cash dividends paid	(48,462)	(45,140)	(42,472)
Net cash provided by (used in) financing activities	2,411,784	(193,709)	492,283
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	1,118,888	433,110	(251,369)
Cash, due from banks and interest-bearing deposits at the beginning of the period	2,050,022	1,616,912	1,868,281
Cash, due from banks and interest-bearing deposits at the end of the period	$3,168,910	$2,050,022	$1,616,912
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$42,930	$11,993	$22,056
Cash paid during the period for income taxes	$34,640	$30,600	$26,525
Noncash investing and financing activities:
Cash consideration for acquisitions	$77,685	$21,000	$2,861
Fair value of assets acquired in acquisitions	$511,595	$283,711	$47,838
Liabilities assumed in acquisitions	$433,911	$257,915	$45,040
Unpaid common stock dividends declared	$13,150	$11,737	$11,125

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

Nature of Operations

BancFirst Corporation is an Oklahoma business corporation and a financial holding company under federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (“BancFirst”), an Oklahoma state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also conducts operating activities through its wholly-owned subsidiaries, Pegasus Bank (“Pegasus”), a Texas state-chartered bank headquartered in Dallas, Texas and Worthington Bank ("Worthington"), a Texas state-chartered bank headquartered in Arlington, Texas. BancFirst, Pegasus and Worthington provide a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individual and corporate customers. BancFirst also offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. BancFirst provides item processing, research and other correspondent banking services to financial institutions and governmental units. The Company’s wholly-owned subsidiary, BancFirst Insurance Services, Inc., an independent insurance agency, offers a variety of commercial and personal insurance products. In addition, the Company’s wholly-owned subsidiary, Council Oak Partners, LLC, an Oklahoma limited liability company, engages in investing activities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., Pegasus, Worthington and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are BFTower, LLC, BFC-PNC LLC, BF Brazito, LLC, and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts from 2021 and 2020 have been reclassified to conform to the 2022 presentation. These reclassifications were not material to the Company’s consolidated financial statements.

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

Securities

The Company invests in debt securities. Any sales of debt securities are for the purpose of executing the Company’s asset/liability management strategy, eliminating a perceived credit risk in a specific security or providing liquidity. Debt securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated fair value. Unrealized gains or losses on debt securities available for sale are reported as a component of stockholders’ equity, net of income tax. Gains or losses from sales of debt securities are based upon the book values of the specific debt securities sold. Debt securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method. The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the performance of any underlying collateral and adverse conditions specifically related to the security. The Company does not consider the unrealized position of its debt securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material. The Company does not engage in securities trading activities.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses because it writes off uncollectible accrued interest in a timely manner. Interest income is accrued on the unpaid principal balance using the simple-interest method on the daily balances of the principal amounts outstanding.

The Company writes off accrued interest once a loan enters non-accrual status. The Company debits interest income for the interest accrued. No interest will be accrued on loans, for which a default of principal or interest has existed for a period of at least 90 days unless the collateral margin or guarantor support are such that full collection of principal and interest are not in doubt and an orderly plan for collection is in process. The Company also suspends interest recognition on any other loan for which it is more likely than not that future contractual payments will not be collected.

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of interest accrued but not received for loans placed on nonaccrual and reversed against interest income was $147,000, $83,000 and $841,000 million for the years ended December 31, 2022, 2021 and 2020, respectively. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

An updated appraisal of the collateral is obtained when a loan is first identified as a problem loan. Appraisals are reviewed annually and are updated as needed or are updated more frequently if significant changes are believed to have occurred in the collateral or market conditions. Appraisals of other real estate owned are also reviewed and updated consistent with this policy.

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

Allowance for Credit Losses on Available-for-Sale Debt Securities

The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2022 and December 31, 2021 approximately 98% of the available for sale debt securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies.

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

PPP Fee Income Policy

The Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, provided that the Small Business Administration ("SBA") would pay processing fees of up to 5% to lenders based on the volume of the PPP loans disbursed. The fee was based on the balance of each PPP loan outstanding at the time of full disbursement. The Company received processing fees from the SBA of $23.8 million in 2021 and $30.2 million in 2020. The unamortized balance of these fees on each loan is reported on the Company's consolidated balance sheet as part of the loan balance to which it relates and is recognized over the remaining life of the loan as an adjustment of yield. The unamortized balances of these fees was $0 and $2.0 million for the year ended December 31, 2022 and 2021, respectively.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expense and is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred while improvements are capitalized. Premises and equipment is tested for impairment if events or changes in circumstances occur that indicate that the carrying amount of any premises and equipment may not be recoverable. Impairment losses are measured by comparing the fair values of the premises and equipment with their recorded amounts. Premises that are identified to be sold are transferred to other real estate owned at the lower of their carrying amounts or their fair values less estimated costs to sell. Any losses on premises identified to be sold are charged to operating expense. When premises and equipment are transferred to other real estate owned, sold, or otherwise retired, the cost and applicable accumulated depreciation are removed from the respective accounts and any resulting gains or losses are reported in the consolidated statement of comprehensive income. Construction in progress includes all the costs of construction associated with the building of fixed long-term assets and is included in premises and equipment, net as an asset. When construction is completed, the asset is reclassified as a building or a leasehold improvement and depreciated over its applicable useful life.

Leases

Certain operating leases are included as right of use lease assets in accrued interest receivable and other assets on the consolidated balance sheet and a related lease liability is included in accrued interest payable and other liabilities on the consolidated balance sheet. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right of use assets value is derived from the calculation of the lease liability. To calculate the discount rate for each lease, the Company uses the rate implicit in the lease if available, otherwise an appropriate Federal Home Loan Bank ("FHLB") advance borrowing rate is used that correlates with the term of the lease.

Other Real Estate Owned

Other real estate owned ("OREO") consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Losses arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on premises identified to be sold are charged to operating expense at the time of transfer from premises to OREO. Losses from declines in value of the properties subsequent to classification as OREO are charged to operating expense. Revenues and expenses for OREO property are included in the consolidated statement of comprehensive income for the period in which they occur. Gross rental income for OREO is included in other non-interest income. The expenses of operating or holding OREO property are included in noninterest expense.

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Goodwill is not amortized but is evaluated at a reporting unit level at least annually for impairment, or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the consolidated statement of comprehensive income.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2022 were $3.0 million. Advertising costs for the years ended December 31, 2021 and 2020 were $3.0 million and $3.3 million, respectively.

Stock-based Compensation

The Company recognizes stock-based compensation as compensation expense in the consolidated statement of comprehensive income based on the fair value of the Company’s stock options on the measurement date, which, for the Company, is the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

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

Service and transaction fees on depository accounts

Customers often pay certain fees to the bank to access the cash on deposit including certain non-transactional fees such as account maintenance or dormancy fees, and certain transaction-based fees such as non-sufficient funds fees, overdraft, ATM, wire transfer, or foreign exchange fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur, or in some cases, within 90 days of the service period.

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

Consolidated Statement of Cash Flows

For purposes of the consolidated statement of cash flows, the Company considers cash and due from banks and interest-bearing deposits with banks as cash equivalents.

Recent Accounting Pronouncements

Standards Not Yet Adopted:

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments – Credit Losses (Topic 326).” ASU 2022-02 eliminates the TDR recognition and measurement guidance and, instead, requires that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan. The Company has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings when adopted. In addition, the update requires that the Company disclose current-period write-offs by year of origination for financing receivables. The current-period write-off amendment should be applied prospectively. The amendments are effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. ASU 2022-02 will be effective for the Company on January 1, 2023. The adoption of ASU No. 2022-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On February 8, 2022, BancFirst Corporation acquired Worthington for an aggregate cash purchase price of $77.7 million. Worthington is chartered and regulated by the Texas State Banking Department with one banking location in Arlington, Texas, one in Colleyville, Texas and two in Fort Worth, Texas. At acquisition, Worthington had approximately $478 million in total assets, $257 million in loans and $430 million in deposits. Worthington will continue to operate under a separate charter and remain a separate subsidiary of BancFirst Corporation governed by its existing board of directors. BancFirst Corporation intends to provide an appropriate amount of capital or other support to increase Worthington’s ability to approve larger loans and allow Worthington to continue to grow earning assets. As a result of the acquisition, the Company recorded a core deposit intangible of $5.9 million and goodwill of $32.1 million. The Company did not incur a material amount of acquisition-related expenses. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. Pro forma information has not been presented because the acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of Worthington complements the Company by expanding its Texas presence in the Dallas-Fort Worth market.

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

On May 20, 2021, the Company purchased approximately $284 million in total assets, which included $195 million in loans, and assumed $256 million in deposits and certain other obligations, from The First National Bank and Trust Company of Vinita, Oklahoma for a purchase price of $21 million. The Company recorded a bargain purchase gain related to this purchase of $4.8 million, which is included in other noninterest income on the consolidated statement of comprehensive income and other operating activities on the consolidated statement of cash flow. The bargain purchase gain is a noncash item on the consolidated statement of cash flow. In addition, the Company recorded expenses related to this purchase of $4.8 million, which are included in noninterest expense. As a result of the purchase, the Company recorded a core deposit intangible of $1.7 million. The effect of this purchase was included in the consolidated financial statement of the Company from the date of purchase forward. The purchase did not have a material effect on the Company’s consolidated financial statements. The First National Bank and Trust Company of Vinita was a nationally chartered bank with two banking locations in Vinita and Grove, Oklahoma.

On January 22, 2021, the Company sold $21 million in loans and $38 million in deposits from its Hugo, Oklahoma branch to AmeriState Bank in Atoka, Oklahoma. The Company recorded a gain on the transaction of $2.5 million, which is included in noninterest income.

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell federal funds to certain of these institutions on an overnight basis. At December 31, 2022 and 2021, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and funds on deposit with the Federal Reserve Bank, which is included in the following table:

	December 31,
	2022	2021
	(Dollars in thousands)
Vault cash and funds on deposit with the Federal Reserve Bank	$2,942,665	$1,907,482

(4) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2022
Mortgage backed securities (1)	$13	$—	$—	$13
States and political subdivisions	1,870	—	—	1,870
Other securities	500	—	—	500
Total	$2,383	$—	$—	$2,383
December 31, 2021
Mortgage backed securities (1)	$32	$1	$—	$33
States and political subdivisions	2,445	—	—	2,445
Other securities	500	—	—	500
Total	$2,977	$1	$—	$2,978

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2022
U.S. treasuries	$1,568,563	$—	$(90,699)	$1,477,864
U.S. federal agencies	15,025	198	(1)	15,222
Mortgage backed securities (1)	18,449	21	(1,884)	16,586
States and political subdivisions	8,320	35	(221)	8,134
Asset backed securities	13,371	—	(361)	13,010
Other securities	8,163	—	(758)	7,405
Total	$1,631,891	$254	$(93,924)	$1,538,221
December 31, 2021
U.S. treasuries	$455,701	$3,693	$(1,766)	$457,628
U.S. federal agencies	21,609	335	(2)	21,942
Mortgage backed securities (1)	28,897	400	(14)	29,283
States and political subdivisions	6,128	194	(3)	6,319
Asset backed securities	13,354	3	—	13,357
Other securities	3,000	—	(6)	2,994
Total	$528,689	$4,625	$(1,791)	$531,523

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

	December 31,
	2022		2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,186	$1,186	$577	$577
After one year but within five years	1,195	1,195	2,396	2,397
After five years but within ten years	2	2	4	4
After ten years	—	—	—	—
Total	$2,383	$2,383	$2,977	$2,978
Available for Sale
Contractual maturity of debt securities:
Within one year	$101,607	$100,655	$58,478	$58,688
After one year but within five years	1,316,874	1,233,725	408,253	410,049
After five years but within ten years	170,513	163,101	10,851	11,011
After ten years	42,897	40,740	51,107	51,775
Total debt securities	$1,631,891	$1,538,221	$528,689	$531,523

The following is a detail of proceeds from sales and the realized losses on available for sale debt securities:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Proceeds	$222,474	$—	$—
Gross losses realized	3,990	—	—

In March 2022, the Company sold $226 million of debt securities with an average yield of 0.16%, the proceeds of which were subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. The Company used specific identification to reclassify the unrealized loss in other comprehensive income to a realized loss, as shown in the consolidated statements of comprehensive income. There were no sales of securities and therefore no proceeds from sales or realized securities losses on available for sale debt securities for the years ended December 31, 2021 and 2020, respectively.

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

The following table is a summary of the Company’s book value of debt securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	December 31,
	2022	2021
	(Dollars in thousands)
Book value of pledged securities	$573,952	$473,026

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2022 and 2021 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
December 31, 2022
Available for Sale
U.S. treasuries	74	$787,925	$27,078	$689,939	$63,621	$1,477,864	$90,699
U.S. federal agencies	1	—	—	349	1	349	1
Mortgage backed securities	92	10,001	1,239	5,055	645	15,056	1,884
States and political subdivisions	8	2,308	184	464	37	2,772	221
Asset backed securities	1	13,010	361	—	—	13,010	361
Other securities	3	4,871	291	2,534	467	7,405	758
Total	179	$818,115	$29,153	$698,341	$64,771	$1,516,456	$93,924
December 31, 2021
Available for Sale
U.S. treasuries	10	$298,080	$1,766	$—	$—	$298,080	$1,766
U.S. federal agencies	1	376	2	—	—	376	2
Mortgage backed securities	7	2,824	14	—	—	2,824	14
States and political subdivisions	2	505	3	—	—	505	3
Other securities	1	2,994	6	—	—	2,994	6
Total	21	$304,779	$1,791	$—	$—	$304,779	$1,791

Management has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of December 31, 2022 and 2021, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no significant impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(5) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans that were designated as Other and consisted mainly of Small Business Administration (“SBA”) loans were reclassified to their more descriptive portfolio segment during the year. Therefore, we no longer have an Other loan portfolio segment. Each loan segment is made up of loan categories possessing similar risk characteristics. Management believes this accurately represents the risk profile of each loan segment. The prior period amounts have been revised to conform to the current period presentation. These reclassifications did not have a significant impact on the allowance for credit losses.

Loans held for investment are summarized by portfolio segment as follows:

	December 31,
	2022	2021
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$906,461	$775,554
Commercial real estate non-owner occupied	1,385,307	1,095,324
Construction and development < 60 months	481,070	415,466
Construction residential real estate < 60 months	304,432	254,524
Residential real estate first lien	1,119,706	937,006
Residential real estate all other	199,005	161,018
Farmland	261,518	272,179
Commercial and agricultural non-real estate (2)	1,376,375	1,416,093
Consumer non-real estate	447,039	413,370
Oil and gas	462,650	428,908
Total loans (1)	$6,943,563	$6,169,442
(1) Excludes accrued interest receivable of $30.6 million at December 31, 2022 and $21.0 million at December 31, 2021, that is recorded in accrued interest receivable and other assets.

(2) Includes PPP loans held for investment of $1.1 million, net of unamortized processing fees of $0 at December 31, 2022 and $80.4 million, net of unamortized processing fees of $2.0 million at December 31, 2021.

In April 2020, the Company began originating loans to qualified small businesses under the Paycheck Protection Program (“PPP”) administered by the SBA. Since PPP loans are fully guaranteed by the SBA, there is no expected credit loss related to these loans. The Company had processing fees, which were recognized as interest income related to the PPP loans totaling $2.1 million and $36.4 million during the years ended December 31, 2022 and 2021, respectively.

The Company's loans are currently 82% held by BancFirst and 18% held by Pegasus and Worthington. In addition, approximately 67% of the Company's loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments, which includes the applicable weighted average remaining life, and measures the allowance for credit losses using the vintage loss analysis adjusted for qualitative factors:

Portfolio Segments	Life (in years)
Real estate:
Commercial real estate owner occupied	9
Commercial real estate non-owner occupied	6
Construction and development < 60 months	3
Construction residential real estate < 60 months	1
Residential real estate first lien	14
Residential real estate all other	7
Farmland	13
Commercial and agricultural non-real estate	3
Consumer non-real estate	4
Oil and gas	2

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

Oil and gas. Oil and gas loans represent loans for producing oil and gas properties and any other mineral interests that may be pumped, mined, quarried or otherwise extracted from the earth. These loans also include upstream and midstream energy loans, and loans to companies that provide ancillary services to the energy industry, such as transportation, wellsite preparation contractors and equipment manufacturers.

Troubled Debt Restructurings, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of troubled debt restructurings and other real estate owned and repossessed assets:

	December 31,
	2022	2021
	(Dollars in thousands)
Troubled debt restructurings	$2,234	$3,665
Other real estate owned and repossessed assets	$36,936	$39,553

The Company charges interest on principal balances outstanding on troubled debt restructurings during deferral periods. The current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings were not considered to be material.

Other real estate owned included a commercial real estate property recorded at $29.4 million at December 31, 2022 and $29.5 million at December 31, 2021. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in the noninterest expense section on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	For the Twelve Months Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Rental income	$10,340	$9,975	$—
Operating expense	$9,863	$8,727	$—

At December 31, 2021, other real estate owned also included $2.4 million related to the Company's previous headquarters. The previous headquarters was sold during the second quarter of 2022.

During 2022, the Company sold property held in other real estate owned for a total gain of $4.2 million compared to gains of $618,000 in 2021 and $2.4 million in 2020.

During 2022, the Company wrote down property held in other real estate owned for a total of $3.7 million compared to write downs of $538,000 in 2021 and $558,000 in 2020.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for any of the years ended December 31, 2022, 2021 or 2020. In addition, there were no nonaccrual loans for which there was no related allowance for credit losses at both December 31, 2022 and December 31, 2021. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of $1.3 million in 2022, $2.2 million in 2021 and $2.8 million in 2020.

Nonaccrual loans guaranteed by government agencies totaled $4.7 million at December 31, 2022 and $3.3 million at December 31, 2021.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$1,795	$3,220
Commercial real estate non-owner occupied	667	407
Construction and development < 60 months	93	80
Construction residential real estate < 60 months	430	—
Residential real estate first lien	1,947	2,763
Residential real estate all other	55	280
Farmland	1,462	4,224
Commercial and agricultural non-real estate	8,338	8,700
Consumer non-real estate	192	148
Oil and gas	320	1,070
Total	$15,299	$20,892

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of our loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
December 31, 2022
Real estate:
Commercial real estate owner occupied	$1,314	$1,524	$4,580	$7,418	$899,043	$906,461	$4,580
Commercial real estate non-owner occupied	6,237	—	42	6,279	1,379,028	1,385,307	43
Construction and development < 60 months	535	40	114	689	480,381	481,070	81
Construction residential real estate < 60 months	1,321	282	148	1,751	302,681	304,432	—
Residential real estate first lien	3,415	1,076	844	5,335	1,114,371	1,119,706	349
Residential real estate all other	265	37	185	487	198,518	199,005	166
Farmland	1,346	—	325	1,671	259,847	261,518	114
Commercial and agricultural non-real estate	3,500	2,176	4,712	10,388	1,365,987	1,376,375	1,285
Consumer non-real estate	2,591	648	585	3,824	443,215	447,039	467
Oil and gas	654	—	—	654	461,996	462,650	—
Total	$21,178	$5,783	$11,535	$38,496	$6,905,067	$6,943,563	$7,085

December 31, 2021
Real estate:
Commercial real estate owner occupied	$2,046	$223	$1,465	$3,734	$771,820	$775,554	$18
Commercial real estate non-owner occupied	7,244	—	—	7,244	1,088,080	1,095,324	—
Construction and development < 60 months	136	—	—	136	415,330	415,466	—
Construction residential real estate < 60 months	2,264	—	—	2,264	252,260	254,524	—
Residential real estate first lien	3,351	567	2,817	6,735	930,271	937,006	1,704
Residential real estate all other	293	30	451	774	160,244	161,018	431
Farmland	253	37	2,077	2,367	269,812	272,179	139
Commercial and agricultural non-real estate	2,506	546	7,118	10,170	1,405,923	1,416,093	2,418
Consumer non-real estate	1,873	321	272	2,466	410,904	413,370	254
Oil and gas	—	—	—	—	428,908	428,908	—
Total	$19,966	$1,724	$14,200	$35,890	$6,133,552	$6,169,442	$4,964

Due to the impacts of the COVID-19 pandemic, the Company had $47.6 million in modified loans as of December 31, 2022 and $53.9 million in modified loans as of December 31, 2021, most of which were secured by commercial real estate. These modifications were undertaken in response to Section 4013 of the CARES Act and the regulatory intent outlined in the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity. However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately be permanently impaired. These modified loans are included in Current Loans in the table above.

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

Grade 3 – Loans with Problem Potential - This category consists of performing loans which are considered to exhibit problem potential. Loans in this category would generally include, but not be limited to, borrowers with a weakened financial condition or poor performance history, past dues, loans restructured to reduce payments to an amount that is below market standards and/or loans with severe documentation problems. In general, these loans have no identifiable loss potential in the near future; however, the possibility of a loss developing is heightened.

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
The following tables summarize our gross loans held for investment by year of origination and internally assigned credit grades as of the period indicated:

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(Dollars in thousands)
December 31, 2022
Commercial real estate owner occupied
Grade 1	$171,615	$145,317	$106,803	$91,892	$44,086	$119,755	$53,026	$732,494
Grade 2	34,800	34,283	27,153	18,072	8,528	29,077	14,737	166,650
Grade 3	235	1,718	387	1,334	332	1,161	62	5,229
Grade 4	40	269	—	1,110	180	489	—	2,088
Total commercial real estate owner occupied	206,690	181,587	134,343	112,408	53,126	150,482	67,825	906,461
Commercial real estate non-owner occupied
Grade 1	350,425	239,477	170,415	108,095	23,754	66,564	45,172	1,003,902
Grade 2	115,372	50,573	29,031	46,904	24,877	70,686	31,928	369,371
Grade 3	7,677	—	153	2,733	64	1,318	—	11,945
Grade 4	—	—	—	—	42	47	—	89
Total commercial real estate non-owner occupied	473,474	290,050	199,599	157,732	48,737	138,615	77,100	1,385,307
Construction and development < 60 months
Grade 1	169,189	92,988	40,187	5,721	3,467	5,071	40,474	357,097
Grade 2	36,042	20,273	1,513	14,368	1,648	774	47,988	122,606
Grade 3	967	—	141	—	—	8	158	1,274
Grade 4	—	—	33	47	—	13	—	93
Total construction and development < 60 months	206,198	113,261	41,874	20,136	5,115	5,866	88,620	481,070
Construction residential real estate < 60 months
Grade 1	210,099	12,824	259	18	—	42	36,114	259,356
Grade 2	39,689	1,152	102	—	—	400	2,091	43,434
Grade 3	1,212	—	—	—	—	—	—	1,212
Grade 4	420	10	—	—	—	—	—	430
Total construction residential real estate < 60 months	251,420	13,986	361	18	—	442	38,205	304,432
Residential real estate first lien
Grade 1	304,206	205,277	141,807	85,850	56,028	137,254	4,100	934,522
Grade 2	46,433	36,877	25,623	13,414	11,725	37,242	—	171,314
Grade 3	1,940	1,903	1,065	1,689	497	3,889	—	10,983
Grade 4	55	311	175	386	144	1,816	—	2,887
Total residential real estate first lien	352,634	244,368	168,670	101,339	68,394	180,201	4,100	1,119,706
Residential real estate all other
Grade 1	31,762	11,012	10,696	5,458	3,607	11,198	42,629	116,362
Grade 2	5,657	1,887	1,744	1,589	1,237	2,574	64,231	78,919
Grade 3	381	186	71	50	201	786	1,828	3,503
Grade 4	—	18	28	32	39	53	51	221
Total residential real estate all other	37,800	13,103	12,539	7,129	5,084	14,611	108,739	199,005
Farmland
Grade 1	47,211	33,771	29,454	18,693	10,038	29,724	6,126	175,017
Grade 2	16,140	14,294	6,536	8,855	5,428	14,373	11,281	76,907
Grade 3	2,196	111	2,090	63	141	2,023	1,926	8,550
Grade 4	660	37	55	—	81	211	—	1,044
Total farmland	66,207	48,213	38,135	27,611	15,688	46,331	19,333	261,518
Commercial and agricultural non-real estate
Grade 1	303,340	215,247	72,246	53,808	15,410	42,842	316,942	1,019,835
Grade 2	100,010	54,656	20,423	12,914	16,187	3,832	126,503	334,525
Grade 3	6,332	826	1,682	816	1,745	797	5,070	17,268
Grade 4	240	599	1,099	825	410	1,111	199	4,483
Grade 5	—	—	—	264	—	—	—	264
Total commercial and agricultural non-real estate	409,922	271,328	95,450	68,627	33,752	48,582	448,714	1,376,375
Consumer non-real estate
Grade 1	203,335	104,409	39,822	21,076	6,589	2,187	26,263	403,681
Grade 2	21,078	10,542	3,978	1,541	822	1,351	816	40,128
Grade 3	827	671	405	282	134	63	4	2,386
Grade 4	229	351	54	141	56	13	—	844
Total consumer non-real estate	225,469	115,973	44,259	23,040	7,601	3,614	27,083	447,039
Oil and gas
Grade 1	24,938	125,209	16,482	682	1,678	246	199,610	368,845
Grade 2	7,610	10,668	766	23,040	3,167	327	45,240	90,818
Grade 3	2,117	47	5	—	—	—	498	2,667
Grade 4	—	320	—	—	—	—	—	320
Total oil and gas	34,665	136,244	17,253	23,722	4,845	573	245,348	462,650
Total loans held for investment	$2,264,479	$1,428,113	$752,483	$541,762	$242,342	$589,317	$1,125,067	$6,943,563

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(Dollars in thousands)
December 31, 2021
Commercial real estate owner occupied
Grade 1	$153,887	$130,835	$113,830	$59,163	$37,647	$102,438	$25,128	$622,928
Grade 2	35,475	33,198	21,570	8,397	9,936	29,191	9,152	146,919
Grade 3	—	275	605	261	465	1,071	62	2,739
Grade 4	337	600	890	445	—	371	325	2,968
Total commercial real estate owner occupied	189,699	164,908	136,895	68,266	48,048	133,071	34,667	775,554
Commercial real estate non-owner occupied
Grade 1	252,718	204,892	114,429	51,440	37,305	118,264	29,257	808,305
Grade 2	53,548	51,206	50,912	38,850	19,466	36,808	24,335	275,125
Grade 3	7,095	—	3,254	121	234	656	—	11,360
Grade 4	407	—	—	35	—	92	—	534
Total commercial real estate non-owner occupied	313,768	256,098	168,595	90,446	57,005	155,820	53,592	1,095,324
Construction and development < 60 months
Grade 1	173,384	34,351	57,729	9,276	1,953	4,181	32,294	313,168
Grade 2	37,275	7,511	13,161	4,526	803	510	37,153	100,939
Grade 3	1,273	—	—	6	—	—	—	1,279
Grade 4	—	—	56	6	18	—	—	80
Total construction and development < 60 months	211,932	41,862	70,946	13,814	2,774	4,691	69,447	415,466
Construction residential real estate < 60 months
Grade 1	193,311	7,786	41	—	18	29	16,247	217,432
Grade 2	28,170	2,564	—	—	—	425	5,455	36,614
Grade 3	478	—	—	—	—	—	—	478
Total construction residential real estate < 60 months	221,959	10,350	41	—	18	454	21,702	254,524
Residential real estate first lien
Grade 1	256,834	174,718	99,082	64,949	45,211	128,898	3,928	773,620
Grade 2	44,080	26,073	15,719	12,612	10,926	38,230	—	147,640
Grade 3	1,151	1,266	2,054	1,930	1,155	3,523	—	11,079
Grade 4	64	489	479	1,247	915	1,473	—	4,667
Grade 5	—	—	—	—	—	—	—	—
Total residential real estate first lien	302,129	202,546	117,334	80,738	58,207	172,124	3,928	937,006
Residential real estate all other
Grade 1	16,376	13,320	8,691	5,609	4,101	12,386	30,840	91,323
Grade 2	2,183	2,941	1,919	1,500	895	2,202	55,000	66,640
Grade 3	250	98	112	232	702	309	538	2,241
Grade 4	156	180	—	38	12	84	344	814
Total residential real estate all other	18,965	16,539	10,722	7,379	5,710	14,981	86,722	161,018
Farmland
Grade 1	47,485	39,216	23,627	15,180	12,579	29,457	6,946	174,490
Grade 2	16,063	8,702	23,688	5,488	4,159	10,848	10,455	79,403
Grade 3	3,587	4,021	1,514	74	1,293	1,316	3,386	15,191
Grade 4	1,109	379	—	1,121	109	145	232	3,095
Total farmland	68,244	52,318	48,829	21,863	18,140	41,766	21,019	272,179
Commercial and agricultural non-real estate
Grade 1	445,864	121,786	95,379	44,593	32,169	43,750	307,361	1,090,902
Grade 2	85,920	30,568	25,097	9,680	2,735	10,821	105,700	270,521
Grade 3	2,995	2,185	1,347	11,479	1,291	599	27,716	47,612
Grade 4	870	221	1,337	654	573	1,109	2,294	7,058
Total commercial and agricultural non-real estate	535,649	154,760	123,160	66,406	36,768	56,279	443,071	1,416,093
Consumer non-real estate
Grade 1	201,893	80,616	43,793	17,587	5,723	2,048	20,600	372,260
Grade 2	19,349	7,551	6,119	2,167	816	1,342	996	38,340
Grade 3	1,146	307	551	203	86	31	4	2,328
Grade 4	62	90	199	69	14	8	—	442
Total consumer non-real estate	222,450	88,564	50,662	20,026	6,639	3,429	21,600	413,370
Oil and gas
Grade 1	188,072	26,090	6,579	1,257	89	73	139,687	361,847
Grade 2	17,150	9,774	13,909	2,657	170	215	13,186	57,061
Grade 3	6,641	10	—	—	—	255	2,024	8,930
Grade 4	1,000	—	—	—	—	—	70	1,070
Total oil and gas	212,863	35,874	20,488	3,914	259	543	154,967	428,908
Total loans held for investment	$2,297,658	$1,023,819	$747,672	$372,852	$233,568	$583,158	$910,715	$6,169,442

Allowance for Credit Losses Methodology

The Company determines its provision for credit losses and allowance for credit losses using the expected loss methodology that is referred to as the CECL model. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.

The Company elected to utilize a methodology known as vintage loss analysis for BancFirst, Pegasus, and Worthington Bank. Vintage loss analysis measures impairment based on the age of the accounts and the historical asset performance of assets with similar risk characteristics. Vintage loss analysis determines expected losses by allowing the Company to calculate the cumulative loss rates of a given loan pool and in so doing, determine the loan pool’s lifetime expected loss experience relative to the appropriate type of financial assets that share similar risk characteristics. Vintage loss analysis uses different “vintages” analyzed by year of origination through the weighted average maturity of each loan pool. The key quantitative inputs used in the Company’s estimate of the allowance for credit losses include 1) all available loan data tracked by year of origination, 2) total charge-offs for each specific loan pool recorded since year of origination, 3) recovery rate calculated by the average recovery over the previous seven years across all loan pools, and 4) a weighting factor biased to more recent loss experience. The quantitative expected credit loss is calculated by dividing each year’s net charge-offs by the original balance. The respective vintage’s original balance remains the denominator in each annual calculation, as it references the specific vintage’s initial balance. The loss experience of this original balance is tracked annually and summed over the life of the loan for each separate loan pool, leaving a cumulative life of credit loss rate based on historic averages weighted towards more recent loss experience. These key quantitative inputs change from period to period as new loans are originated, and charge-offs and recoveries are recognized. The recovery rate is revised on an annual basis, taking into consideration the most recent seven years. The weighting factor percentages remain static, however, the most recent year receives the highest weighting percentage.

The BancFirst Senior Loan Committee (“the SLC”) sets BancFirst qualitative adjustments. In setting the qualitative adjustments, they consider several factors, including external economic information, peer bank comparisons and experience with the loan portfolio. The SLC also considers Moody’s Analytics dataset. From this dataset, BancFirst selects a range of 3 probability scenarios from two economic forecasts. To determine the appropriate correlation to our loss experience, BancFirst compares the economic indicators over the past ten years of charge-off history to arrive at a correlation factor. BancFirst then applies the correlation factor to the change in the forecast of the aforementioned economic indicators over the next 18-24 months, which is driven by management’s judgment of a reasonable and supportable forecast period to arrive at a percentage range of qualitative loss adjustment attributable to economic forecasts. The SLC establishes a qualitative adjustment for each loan pool using these factors. For periods beyond which BancFirst is able to make or obtain reasonable and supportable forecasts of expected credit losses, BancFirst reverts to historical loss information.

In some cases, management may determine a loan to be collateral dependent. A loan is considered collateral-dependent when the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company's assessment as of the reporting date. For collateral dependent loans, the standard allows institutions to use, as a practical expedient, the fair value of the collateral to measure expected credit losses on collateral-dependent financial assets. This amount is included in the allowance for credit losses.

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

	Allowance for Credit Losses
	Balance at beginning of period	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for credit losses on loans	Balance at end of period
	(Dollars in thousands)
Year ended December 31, 2022
Real estate:
Commercial real estate owner occupied	$7,568	$—	$(20)	$507	$487	$(1,643)	$6,412
Commercial real estate non-owner occupied	16,987	—	—	—	—	13,205	30,192
Construction and development < 60 months	3,490	—	(93)	12	(81)	369	3,778
Construction residential real estate < 60 months	1,092	—	—	—	—	2,184	3,276
Residential real estate first lien	3,076	2	(106)	87	(19)	1,039	4,098
Residential real estate all other	2,104	—	(38)	405	367	(626)	1,845
Farmland	4,822	—	—	—	—	(1,312)	3,510
Commercial and agricultural non-real estate	28,085	44	(1,756)	222	(1,534)	716	27,311
Consumer non-real estate	3,734	25	(768)	193	(575)	951	4,135
Oil and gas	12,978	—	—	—	—	(4,807)	8,171
Total	$83,936	$71	$(2,781)	$1,426	$(1,355)	$10,076	$92,728

Year ended December 31, 2021
Real estate:
Commercial real estate owner occupied	$8,470	$1,080	$(38)	$74	$36	$(2,018)	$7,568
Commercial real estate non-owner occupied	12,318	824	(803)	67	(736)	4,581	16,987
Construction and development < 60 months	2,723	173	—	12	12	582	3,490
Construction residential real estate < 60 months	726	—	—	—	—	366	1,092
Residential real estate first lien	2,822	126	(87)	55	(32)	160	3,076
Residential real estate all other	2,236	—	(521)	52	(469)	337	2,104
Farmland	3,153	395	(889)	1	(888)	2,162	4,822
Commercial and agricultural non-real estate	34,643	5,663	(4,643)	219	(4,424)	(7,797)	28,085
Consumer non-real estate	3,542	38	(864)	326	(538)	692	3,734
Oil and gas	20,733	—	—	—	—	(7,755)	12,978
Total	$91,366	$8,299	$(7,845)	$806	$(7,039)	$(8,690)	$83,936

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The purchased credit-deteriorated loans for the period are as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the year ended December 31, 2022
Purchase price of loans at acquisition	$668
Allowance for credit losses at acquisition	71
Par value of acquired loans at acquisition	$739

For the year ended December 31, 2021
Purchase price of loans at acquisition	$39,284
Allowance for credit losses at acquisition	8,299
Par value of acquired loans at acquisition	$47,583

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the years ended December 31, 2022 and 2021, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
As of December 31, 2022	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$2,213	$—	$—	$—	$2,213	$870
Commercial real estate non-owner occupied	1,263	—	—	—	1,263	333
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	420	—	—	—	420	45
Residential real estate first lien	481	—	—	—	481	207
Residential real estate all other	9	—	—	—	9	9
Farmland	3,447	—	—	—	3,447	831
Commercial and agricultural non-real estate	—	6,625	—	3,596	10,221	4,221
Consumer non-real estate	—	—	—	117	117	81
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$7,833	$6,625	$—	$3,713	$18,171	$6,597

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
As of December 31, 2021	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$1,952	$—	$—	$—	$1,952	$576
Commercial real estate non-owner occupied	1,404	—	—	—	1,404	263
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—
Residential real estate first lien	871	—	—	—	871	143
Residential real estate all other	199	—	—	—	199	178
Farmland	8,703	—	—	—	8,703	1,805
Commercial and agricultural non-real estate	—	6,472	—	5,202	11,674	4,938
Consumer non-real estate	—	—	—	54	54	20
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$13,129	$6,472	$—	$5,256	$24,857	$7,923

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned, repossessed assets, and other assets are non-cash transactions, and are not included in the consolidated statements of cash flow.

Transfers from loans and premises and equipment to other real estate owned, repossessed assets, and other assets during the periods presented are summarized as follows:

	Year ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Other real estate owned	$2,563	$12,651	$32,093
Repossessed assets	1,040	844	1,418
Other assets	1,943	—	11,105
Total	$5,546	$13,495	$44,616

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
	(Dollars in thousands)
2022	$28,292	$46,124	$(51,249)	$23,167
2021	22,057	31,574	(25,339)	28,292
2020	20,281	19,682	(17,906)	22,057

(6) PREMISES AND EQUIPMENT, NET AND OTHER ASSETS

The following is a summary of premises and equipment by classification:

		December 31,
	Estimated Useful Lives	2022	2021
		(Dollars in thousands)
Land		$47,856	$44,588
Buildings	10 to 40 years	266,660	256,738
Furniture, fixtures and equipment	3 to 15 years	91,340	89,058
Construction in progress		16,613	12,335
Accumulated depreciation		(144,381)	(133,672)
Premises and equipment, net		$278,088	$269,047

Non-cash items in Premises and Equipment, Net

The Company had $1.1 million and $1.0 million in construction in progress for retainage payable at December 31, 2022 and 2021, respectively. Retainage payable is not remitted to the vendor until completion of the project and is therefore not included in the consolidated statement of cash flow.

Construction in Progress

Construction in progress included in the table above is primarily related to the renovation of BancFirst Tower, which began in 2018. When renovations on the building are completed, the asset is reclassified as buildings and depreciated over its applicable useful life.

Other Assets

Other assets includes the cash surrender value of key-man life insurance policies totaling $82.7 million at December 31, 2022 and $81.4 million at December 31, 2021.

Equity securities are reported in other assets on the consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $15.5 million at December 31, 2022 and $10.6 million at December 31, 2021.

The balance of other assets included equity interests of previous borrowers in the oil and gas industry, which were received through bankruptcy proceedings, which totaled $21.4 million at December 31, 2022 and $16.4 million at December 31, 2021. Under the equity method, the carrying value of a bank’s investment in an investee is originally recorded at cost but is adjusted periodically to record as income the bank’s proportionate share of the investee’s earnings or losses and decreased by the amount of cash dividends or similar distributions received from the investee.

Low Income Housing Tax Credit Investments

The Company invests in affordable housing projects that qualify for the low-income housing tax credit (LIHTC), which is designed to promote private development of low-income housing. These investments generate a return primarily through realization of federal tax credits, and also through a tax deduction generated by operating losses of the investments. The investments are amortized through tax expense using the proportional amortization method as related tax credits are utilized. The Company is periodically required to provide additional contributions at the discretion of the project sponsors. Although in some cases the Company’s investment may exceed 50% of the equity interest in an entity, the Company does not consolidate these structures as variable interest entities due to the project sponsor’s ability to manage the projects, which is indicative of power over them.

Total LIHTC investments were $24.7 million and $20.1 million at December 31, 2022 and 2021, respectively and are included in other assets on the consolidated balance sheet. The Company recognized tax credits and other tax benefits of $6.4 million, $6.5 million and $5.6 million in 2022, 2021 and 2020, respectively and amortization expense of $5.1 million, $5.5 million and $4.6 million in 2022, 2021 and 2020, respectively resulting from LIHTC investments. Additional contributions are committed during the investment periods through the year 2034. Unfunded commitments to these investments as of December 31, 2022 totaled $22.3 million.

New Market Tax Credit Investments

The Company also invests in active low-income community businesses that qualify for New Market Tax Credits (NMTC). NMTC investments are made through Community Development Entities (CDE) and such entities are qualified through the US Department of the Treasury. NMTCs are earned for a qualified entity investment made by a taxpayer in CDEs if substantially all of the investment is used by the CDE to make qualified investments. It is through its equity contributions into the CDE entities that the Company is able to receive the benefits of the NMTCs. The amount of the NMTC is equal to 39% of the qualified investment taken over a seven year period. The investments are amortized through other noninterest expense using the effective yield method as related tax credits are utilized. The Company does not consolidate these CDEs as variable interest entities due to the control the allocatee of the tax credits has over the entity.

Total NMTC investments were $11.3 million and $15.2 million at December 31, 2022 and 2021, respectively and are included in other assets on the consolidated balance sheet. The Company recognized tax credits of $4.7 million, $4.0 million and $4.0 million in 2022, 2021 and 2020, respectively and amortization expense of $3.9 million, $3.3 million, and $3.3 million in 2022, 2021 and 2020, respectively resulting from NMTC investments. NMTC investments are funded in full in the year they begin. There are no unfunded commitments.

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2022
Core deposit intangibles	$33,298	$(13,615)	$19,683
Customer relationship intangibles	3,350	(3,050)	300
Total	$36,648	$(16,665)	$19,983
As of December 31, 2021
Core deposit intangibles	$27,433	$(10,311)	$17,122
Customer relationship intangibles	3,350	(2,906)	444
Total	$30,783	$(13,217)	$17,566

Estimated amortization of intangible assets for the next five years, as of December 31, 2022, is as follows (dollars in thousands):

Estimated Amortization
2023	$3,449
2024	3,449
2025	3,223
2026	2,620
2027	2,616

At December 31, 2022, the weighted-average remaining life of all intangible assets was approximately 6.6 years, which consisted of customer relationship intangibles with a weighted-average life of 2.6 years and core deposit intangibles with a weighted-average life of 6.7 years.

The following is a summary of goodwill by business segment:

					Other	Executive,
	Metropolitan	Community			Financial	Operations
	Banks	Banks	Pegasus	Worthington	Services	& Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2022
Balance at beginning of period	$13,767	$61,212	$68,855	$—	$5,464	$624	$149,922
Acquisitions	—	—	—	32,133	—	—	32,133
Balance at end of period	$13,767	$61,212	$68,855	$32,133	$5,464	$624	$182,055

Year Ended December 31, 2021
Balance at beginning and end of period	$13,767	$61,212	$68,855	$—	$5,464	$624	$149,922

The Company acquired Worthington on February 8, 2022, which added core deposit intangibles and goodwill shown in the tables above. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

(8) TIME DEPOSITS

Time deposits include certificates of deposit and individual retirement accounts.

At December 31, 2022, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2023	$553,052
2024	84,859
2025	33,509
2026	21,591
2027	19,902
Thereafter	141
Total	$713,054

The following table is a summary of time deposits that meet or exceed the current Federal Deposit Insurance Corporation ("FDIC") insurance limit for the periods presented:

	December 31,
	2022	2021
	(Dollars in thousands)
Time deposits of $250,000 or more	$224,517	$150,393

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2022	2021
	(Dollars in thousands)
Federal funds purchased	$300	$—
Weighted average interest rate	1.39%	0.08%
End of period interest rate	4.30%	0.10%

Federal funds purchased represent borrowings of overnight funds from other financial institutions.

(10) LINES OF CREDIT

BancFirst has a line of credit from the FHLB of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. BancFirst's assets, including residential first mortgages of $938.8 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2022, BancFirst had the ability to draw up to $741.8 million on the FHLB line of credit based on FHLB stock holdings of $655,500 with no advances outstanding. In addition, BancFirst has a $25.0 million line of credit with another financial institution that is an overnight federal funds facility. As of December 31, 2022, BancFirst had no advances outstanding under either line of credit. Pegasus has a $20.0 million line of credit with another financial institution that is an overnight federal funds facility. As of December 31, 2022, Pegasus had no advances outstanding under its line of credit. Worthington has a $3.0 million line of credit and a $5.5 million line of credit from two other financial institutions. Both serve as overnight federal funds facilities. Worthington also has a line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term fixed rate loans. Worthington had no advances outstanding as of December 31, 2022 under either line of credit.

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

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Subordinated Notes”) to various institutional accredited investors. The sale of the Subordinated Notes was pursuant to a Subordinated Note Purchase Agreement entered into with each of the investors. The Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines. The net proceeds to the Company from the sale of the Subordinated Notes were $59.15 million after deducting commissions and offering expenses of $850,000. The Company used the proceeds from the sale of the Subordinated Notes for general corporate purposes. The Subordinated Notes will initially bear interest at a fixed rate of 3.50% per annum, from and including June 17, 2021 to but excluding June 30, 2031, payable semi-annually in arrears on June 30 and December 31 of each year, commencing December 31, 2021. Then, from and including June 30, 2031, to but excluding the maturity date, the Subordinated Notes will bear interest at a floating rate equal to the benchmark (initially, three-month term SOFR), reset quarterly, plus a spread of 229 basis points, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Subordinated Notes mature on June 30, 2036.

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

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Current taxes:
Federal	$39,197	$28,359	$25,974
State	4,813	5,365	7,443
Deferred taxes	322	7,044	(9,491)
Total income taxes	$44,332	$40,768	$23,926

Income tax (benefit) expense applicable to securities transactions approximated $453,000, $220,000 and $(82,000) for the years ended December 31, 2022, 2021 and 2020, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table. The federal statutory tax rate was 21% in 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Tax expense at the federal statutory tax rate	$49,861	$43,764	$25,937
Increase (decrease) in tax expense from:
Tax-exempt income, net	(337)	(436)	(507)
Modified endowment life contracts	(487)	(501)	(508)
Share based compensation excess tax benefit	(2,905)	(1,643)	(412)
Tax deductible dividends paid on ESOP	(481)	(490)	(453)
State tax expense, net of federal tax benefit	3,788	4,779	5,606
Bargain purchase gain	—	(1,007)	—
Utilization of tax credits:
New markets tax credits, net of tax expense	(3,745)	(3,192)	(3,121)
Low-income housing tax credits, net of amortization	(1,024)	(1,533)	(1,273)
Other tax credits	(91)	(379)	(320)
Other, net	(247)	1,406	(1,023)
Total tax expense	$44,332	$40,768	$23,926

The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2022	2021
	(Dollars in thousands)
Unrealized net losses on securities	$22,107	$—
Provision for credit losses	20,988	17,654
Write-downs of other real estate owned	938	255
Deferred compensation	2,142	2,320
Stock-based compensation	1,643	1,575
Investments in partnership interests	6,056	3,840
Other	1,123	901
Gross deferred tax assets	54,997	26,545
Unrealized net gains on securities	—	(684)
Premium on securities of banks acquired	(98)	(120)
Intangibles	(6,346)	(5,756)
Basis difference related to tax credits	(4,118)	(2,979)
Depreciation	(20,360)	(14,545)
Prepaid expense deducted	(1,139)	(1,120)
Other	(185)	(169)
Gross deferred tax liabilities	(32,246)	(25,373)
Net deferred tax asset	$22,751	$1,172

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2022, 2021 and 2020, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination, which includes tax return years 2019 to 2021. In addition, the 2018 return was amended and therefore will remain open through 2023. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

The Company has had a nonqualified incentive stock option plan, the BancFirst Corporation Stock Option Plan (the “Employee Plan”), since May 1986. At December 31, 2022, there were 35,000 shares available for future grants. The Employee Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company has had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) since June 1999. Each non-employee director is granted an option for 10,000 shares. At December 31, 2022, there were 45,000 shares available for future grants. The Non-Employee Directors’ Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options in cash on a limited basis at the discretion of the Company. During the year ended December 31, 2022, the Company did no

t settle any options for cash. During the year ended December 31, 2021, the Company had cash settlements for 121,330 shares for a total net cash settlement of options of $5.5 million that did not increase the outstanding shares of the Company.

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Year Ended December 31, 2022
Outstanding at December 31, 2021	1,303,250	$40.90
Options granted	278,500	87.13
Options exercised	(241,460)	28.06
Options canceled, forfeited, or expired	(30,000)	66.31
Outstanding at December 31, 2022	1,310,290	52.51	8.73Yrs	$46,741
Exercisable at December 31, 2022	489,540	30.82	6.80Yrs	$28,082

Year Ended December 31, 2021
Outstanding at December 31, 2020	1,343,080	$35.28
Options granted	179,500	62.13
Options exercised	(214,330)	23.40
Options canceled, forfeited, or expired	(5,000)	44.23
Outstanding at December 31, 2021	1,303,250	40.90	8.40Yrs	$38,656
Exercisable at December 31, 2021	614,875	28.03	7.15Yrs	$26,153

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Total intrinsic value of options exercised	$14,837	$9,264	$2,315
Cash received from options exercised	6,776	5,015	1,574
Tax benefit realized from options exercised	3,567	2,360	590

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Stock-based compensation expense	$1,941	$2,133	$1,516
Tax benefit	467	513	386
Stock-based compensation expense, net of tax	$1,474	$1,620	$1,130

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

December 31, 2022
(Dollars in thousands)
Unearned stock-based compensation expense	$13,200

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Year Ended December 31,
	2022	2021	2020
Weighted average grant-date fair value per share of options granted	$31.90	$21.16	$10.85
Risk-free interest rate	1.75 to 4.17%	1.30 to 1.74%	0.64 to 1.13%
Dividend yield	2.00%	2.00%	2.00%
Stock price volatility	34.61 to 35.60%	35.55 to 36.39%	22.84 to 36.1%
Expected term	10 Yrs	10 Yrs	10 Yrs

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

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of December 31, 2022, there are 26,288 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 30,982 and 5,400 shares of common stock distributed from the Deferred Stock Compensation Plan during the years ended December 31, 2022 and 2021, respectively.

A summary of the accumulated stock units is as follows:

	December 31,
	2022	2021
Accumulated stock units	129,609	152,754
Average price	$34.91	$30.86

(14) RETIREMENT PLANS

Since January 1, 2009, the Company has had two separate retirement plans. The Thrift Plan (“401(k)”) and Employee Stock Ownership Plan (“ESOP”) cover all eligible employees, as defined in the plans, of the Company and its subsidiaries. The 401(k) allows employees to defer up to the maximum legal limit of their compensation, of which the Company may match up to 3% of their compensation. In addition, the Company may make discretionary contributions based on employee contributions or eligible compensation to the ESOP, as determined by the Company’s Board of Directors. The ESOP sponsor purchases shares from the open market. These shares are included in the calculation of the basic earnings per share. Dividends issued on these shares are reinvested into the ESOP. The ESOP is not leveraged. The aggregate amounts of contributions by the Company to the 401(k) and ESOP are shown in the following table:

	December 31,
	2022	2021	2020
	(Dollars in thousands)
401(k) contributions	$3,011	$2,856	$2,986
ESOP contributions	4,807	4,317	3,689
Total contributions	$7,818	$7,173	$6,675

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2022, 2021 and 2020 the Company’s authorized and outstanding preferred and common stock was as follows:

		No. of Shares Outstanding at December 31,
Class of Stock	No. of Shares Authorized at December 31, 2022	2022	2021	2020	Par Value Per Share	Dividends	Voting Rights
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	5.00	As declared	Non-voting
Common	40,000,000	32,875,560	32,603,118	32,719,852	1.00	As declared	Voting

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

(c) Common stock: At December 31, 2022, 2021 and 2020 the shares issued equaled shares outstanding.

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

The following table is a summary of the shares under the program:

	Year Ended December 31,
	2022	2021	2020
Number of shares repurchased	—	212,296	59,284
Average price of shares repurchased	$—	$54.94	$52.26
Shares remaining to be repurchased	500,486	500,486	62,782

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2023, approximately $185.1 million of the equity of BancFirst was available for dividend payments to the Company. During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of BancFirst Corporation’s, BancFirst’s, Pegasus’s and Worthington's assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of December 31, 2022, BancFirst Corporation, BancFirst, Pegasus and Worthington met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

	Actual		Required For Capital Adequacy Purposes		With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2022:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,298,329	16.61%	$625,387	8.00%	$820,821	10.50%	N/A	N/A
BancFirst	1,092,098	16.68%	523,932	8.00%	687,661	10.50%	$654,916	10.00%
Pegasus	117,445	12.91%	77,802	8.00%	95,553	10.50%	91,003	10.00%
Worthington	47,554	14.09%	27,006	8.00%	35,446	10.50%	33,758	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,120,361	14.33%	$351,780	4.50%	$547,214	7.00%	N/A	N/A
BancFirst	991,050	15.13%	294,712	4.50%	458,441	7.00%	$425,695	6.50%
Pegasus	108,437	11.92%	40,951	4.50%	63,702	7.00%	59,152	6.50%
Worthington	44,207	13.10%	15,191	4.50%	23,631	7.00%	21,943	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,146,361	14.66%	$469,041	6.00%	$664,474	8.50%	N/A	N/A
BancFirst	1,011,050	15.44%	392,949	6.00%	556,678	8.50%	$523,932	8.00%
Pegasus	108,437	11.92%	54,602	6.00%	77,352	8.50%	72,802	8.00%
Worthington	44,207	13.10%	20,255	6.00%	28,694	8.50%	27,006	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$1,146,361	9.30%	$493,191	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,011,050	9.72%	416,004	4.00%	N/A	N/A	$520,005	5.00%
Pegasus	108,437	8.00%	54,238	4.00%	N/A	N/A	67,798	5.00%
Worthington	44,207	8.53%	20,738	4.00%	N/A	N/A	25,922	5.00%
As of December 31, 2021:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,171,215	17.30%	$541,493	8.00%	$710,709	10.50%	N/A	N/A
BancFirst	1,004,835	16.75%	479,883	8.00%	629,847	10.50%	$599,854	10.00%
Pegasus	88,224	11.62%	60,765	8.00%	79,754	10.50%	75,956	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,002,096	14.80%	$304,590	4.50%	$473,806	7.00%	N/A	N/A
BancFirst	909,817	15.17%	269,934	4.50%	419,898	7.00%	$389,905	6.50%
Pegasus	82,056	10.80%	34,180	4.50%	53,170	7.00%	49,372	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,028,096	15.19%	$406,120	6.00%	$575,336	8.50%	N/A	N/A
BancFirst	929,817	15.50%	359,913	6.00%	509,876	8.50%	$479,883	8.00%
Pegasus	82,056	10.80%	45,574	6.00%	64,563	8.50%	60,765	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$1,028,096	9.14%	$449,847	4.00%	N/A	N/A	N/A	N/A
BancFirst	929,817	9.22%	403,460	4.00%	N/A	N/A	$504,325	5.00%
Pegasus	82,056	6.98%	47,054	4.00%	N/A	N/A	58,817	5.00%

As of December 31, 2022, the most recent notifications from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst, Pegasus and Worthington as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications to BancFirst Corporation, BancFirst, Pegasus and Worthington of their capital category that management believes would materially change their category under capital requirements existing as of the report date.

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of Subordinated Notes. The Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines.

In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility are included. The PPP loans the Company originated in 2021 and 2020 are included in the calculation of the Company’s leverage ratio as of December 31, 2022 and December 31, 2021 as the Company did not utilize the PPP Facility for funding purposes.

In connection with the adoption of ASC 326, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $2.3 million in 2020. In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintained the three-year transition option of the 2019 CECL Rule and also provided banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected not to adopt the five-year transition option.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Year Ended December 31, 2022
Basic
Income available to common stockholders	$193,100	32,778,355	$5.89
Dilutive effect of stock options	—	661,141
Diluted
Income available to common stockholders plus assumed exercises of stock options	$193,100	33,439,496	$5.77
Year Ended December 31, 2021
Basic
Income available to common stockholders	$167,630	32,716,099	$5.12
Dilutive effect of stock options	—	598,047
Diluted
Income available to common stockholders plus assumed exercises of stock options	$167,630	33,314,146	$5.03
Year Ended December 31, 2020
Basic
Income available to common stockholders	$99,586	32,672,522	$3.05
Dilutive effect of stock options	—	538,430
Diluted
Income available to common stockholders plus assumed exercises of stock options	$99,586	33,210,952	$3.00

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options were anti-dilutive for the period.

	Shares	Average Exercise Price
December 31, 2022	155,316	$83.79
December 31, 2021	189,780	60.33
December 31, 2020	402,575	52.72

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2022	2021
	(Dollars in thousands)
ASSETS
Cash	$17,806	$62,007
Investments in subsidiaries	1,206,246	1,117,622
Goodwill	101,611	69,478
Core deposit premium	12,009	7,627
Dividends receivable	15,682	13,426
Other assets	1,731	1,515
Total assets	$1,355,085	$1,271,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$18,205	$13,954
Subordinated debt	86,044	85,987
Stockholders’ equity	1,250,836	1,171,734
Total liabilities and stockholders’ equity	$1,355,085	$1,271,675

STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$93,139	$54,480	$50,872
Interest on interest-bearing deposits	94	41	1
Other	1,338	1,071	886
Total operating income	94,571	55,592	51,759
OPERATING EXPENSE
Interest	4,122	3,130	1,965
Other	7,190	3,340	3,317
Total operating expense	11,312	6,470	5,282
Income before taxes and equity in undistributed earnings of subsidiaries	83,259	49,122	46,477
Allocated income tax benefit	5,857	4,191	2,610
Income before equity in undistributed earnings of subsidiaries	89,116	53,313	49,087
Equity in undistributed earnings of subsidiaries	105,817	116,365	51,955
Amortization of stock-based compensation arrangements of subsidiaries	(1,833)	(2,048)	(1,456)
Net income	$193,100	$167,630	$99,586

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$193,100	$167,630	$99,586
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(105,817)	(116,365)	(51,955)
Amortization of stock-based compensation arrangements of subsidiaries	1,833	2,048	1,456
Other, net	3,815	5,056	188
Net cash provided by operating activities	92,931	58,369	49,275
INVESTING ACTIVITIES
Payments for investments in subsidiaries	(94,967)	(9,000)	(1,000)
Other, net	(1,352)	4,429	(1,175)
Net cash used in investing activities	(96,319)	(4,571)	(2,175)
FINANCING ACTIVITIES
Issuance of common stock	7,649	2,260	1,790
Common stock acquired	—	(11,663)	(3,098)
Net cash settlement of options	—	(5,479)	—
Cash dividends paid	(48,462)	(45,140)	(42,472)
Proceeds from the issuance of subordinated notes, net of debt issuance costs	—	59,150	—
Net cash used in financing activities	(40,813)	(872)	(43,780)
Net (decrease) increase in cash and due from banks	(44,201)	52,926	3,320
Cash and due from banks at the beginning of the period	62,007	9,081	5,761
Cash and due from banks at the end of the period	$17,806	$62,007	$9,081
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$4,122	$3,130	$1,966
Cash received during the period for income taxes, net	$6,667	$4,411	$2,812

(18) RELATED PARTY TRANSACTIONS

Refer to Note (5) for information regarding loan transactions with related parties.

(19) COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit, which involve elements of credit and interest rate risk to varying degrees. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument’s contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the consolidated balance sheet. The amounts of financial instruments with off-balance-sheet risk are as follows:

	December 31,
	2022	2021
	(Dollars in thousands)
Loan commitments	$2,627,552	$2,084,706
Stand-by letters of credit	72,237	82,841

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

The Company is a defendant in legal actions arising from normal business activities. Management believes that all legal actions against the Company are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s consolidated financial statements.

(20) LEASES

Lessee

The Company has operating leases, which primarily consist of office space in buildings, ATM locations, storage facilities, parking lots, equipment and land on which it owns certain buildings.

Rental expense on all operating leases, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2022	$1,865
2021	1,560
2020	1,894

A right of use lease asset included in accrued interest receivable and other assets on the consolidated balance sheet totaled $5.6 million at December 31, 2022 compared to $5.0 million at December 31, 2021, and a related lease liability included in accrued interest payable and other liabilities on the consolidated balance sheet totaled $5.4 million at December 31, 2022 compared to $4.9 million at December 31, 2021. As of December 31, 2022, our operating leases have a weighted-average remaining lease term of 3.6 years and a weighted-average discount rate of 2.3 percent.

Maturity of Operating Lease Liabilities

The following table presents minimum future commitments by year for the Company’s operating leases. Such commitments are reflected as undiscounted values and are reconciled to the discounted present value recognized on the consolidated balance sheet.

December 31, 2022
(Dollars in thousands)
2023	$1,716
2024	1,358
2025	1,097
2026	696
2027	341
Thereafter	1,011
Total lease payments	6,219
Less imputed interest	(794)
Operating lease liability	$5,425

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the consolidated balance sheet as premises and equipment. The Company had operating lease revenue of $5.4 million, $4.9 million and $5.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Lease revenue is included in occupancy, net on the consolidated statement of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have operating leases that extend beyond 2031. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

December 31, 2022
(Dollars in thousands)
2023	$3,137
2024	2,874
2025	2,154
2026	1,778
2027	1,350
2028-2031	2,197
Total future minimum lease payments	$13,490

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2022
Debt securities available for sale:
U.S. Treasury	$1,477,864	$—	$—	$1,477,864
U.S. federal agencies	—	15,222	—	15,222
Mortgage-backed securities	—	16,586	—	16,586
States and political subdivisions	—	7,680	454	8,134
Asset backed securities	—	13,010	—	13,010
Other debt securities	—	7,405	—	7,405
Derivative assets	—	20,745	—	20,745
Derivative liabilities	—	19,683	—	19,683

December 31, 2021
Debt securities available for sale:
U.S. Treasury	$457,628	$—	$—	$457,628
U.S. federal agencies	—	21,942	—	21,942
Mortgage-backed securities	—	29,283	—	29,283
States and political subdivisions	—	5,999	320	6,319
Asset backed securities	—	13,357	—	13,357
Other debt securities	—	2,994	—	2,994
Derivative assets	—	8,946	—	8,946
Derivative liabilities	—	8,237	—	8,237

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Twelve Months Ended December 31,
	2022	2021
	(Dollars in thousands)
Balance at the beginning of the year	$320	$12,869
Transfers to level 2	—	(12,714)
Purchases	255	240
Settlements	(110)	(75)
Total unrealized losses	(11)	—
Balance at the end of the period	$454	$320

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the year ended December 31, 2022, the Company did not transfer any debt securities. During the year ended December 31, 2021, the Company transferred debt securities from Level 3 to Level 2 due to a review of the pricing models that determined some asset backed debt securities to be Level 2.

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

The following table summarizes assets measured at fair value on a nonrecurring basis during the period presented. These nonrecurring fair values do not represent all assets, only those assets that have been adjusted during the reporting period:

Total Fair Value Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended December 31, 2022
Equity securities	$15,512
Collateral dependent loans	1,618
Repossessed assets	180
Other real estate owned	34,999

As of and for the Year-to-date Period Ended December 31, 2021
Equity securities	$10,590
Collateral dependent loans	13,195
Repossessed assets	78
Other real estate owned	7,496

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31,
	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$3,168,910	$3,168,910	$2,050,022	$2,050,022
Federal funds sold	2,850	2,850	800	800
Debt securities held for investment	13	13	32	33
Loans held for sale	6,232	6,232	24,776	24,776
Level 3 inputs:
Debt securities held for investment	2,370	2,370	2,945	2,945
Loans held for investment, net of allowance for credit losses	6,850,835	6,563,755	6,085,506	6,059,716
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	10,974,228	10,614,840	8,091,914	8,161,553
Short-term borrowings	300	300	—	—
Subordinated debt	86,044	82,385	85,987	90,391
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,598		3,648
Letters of credit		542		621

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment, of which there was none as of December 31, 2022 or 2021. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at December 31, 2022 or 2021.

(22) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. These margins are included in other assets totaling $6.6 million at December 31, 2022 and $14.3 million at December 31, 2021.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		December 31,
		2022		2021
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	2,698	$8,868	2,585	$6,563
Derivative liabilities	Barrels	(2,698)	(8,259)	(2,585)	(6,129)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	25,059	11,877	19,752	2,383
Derivative liabilities	MMBTUs/Gallons	(25,059)	(11,424)	(19,752)	(2,108)

Total Fair Value	Included in
Derivative assets	Other assets		20,745		8,946
Derivative liabilities	Other liabilities		(19,683)		(8,237)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Derivative income	$416	$266	$50

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	December 31,
	2022	2021
	(Dollars in thousands)
Credit exposure	$6,560	$—

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

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2022
Net interest income	$97,728	$208,728	$46,439	$14,919	$8,065	$(2,226)	$20	$373,673
Provision for/(benefit from) credit losses	2,186	2,451	2,840	(43)	(161)	2,803	—	10,076
Noninterest income	32,756	72,385	1,026	1,034	50,643	223,844	(197,941)	183,747
Depreciation and amortization	2,821	10,453	789	398	519	7,068	—	22,048
Other expenses	42,583	117,248	19,013	9,280	36,271	64,325	(856)	287,864
Income before taxes	$82,894	$150,961	$24,823	$6,318	$22,079	$147,422	$(197,065)	$237,432
Total assets	$3,412,369	$6,886,066	$1,404,033	$541,002	$171,679	$1,473,443	$(1,500,729)	$12,387,863
Capital expenditures	$2,026	$10,146	$311	$262	$67	$6,973	$—	$19,785
December 31, 2021
Net interest income	$77,840	$180,925	$24,222	$—	$35,244	$(3,295)	$721	$315,657
(Benefit from)/provision for credit losses	(5,474)	(4,694)	1,395	—	109	(26)	—	(8,690)
Noninterest income	23,257	65,600	1,448	—	47,124	203,005	(170,402)	170,032
Depreciation and amortization	2,593	10,483	782	—	557	5,626	—	20,041
Other expenses	39,356	110,574	15,317	—	60,435	41,199	(941)	265,940
Income before taxes	$64,622	$130,162	$8,176	$—	$21,267	$152,911	$(168,740)	$208,398
Total assets	$2,627,874	$5,821,220	$1,045,699	$—	$71,694	$1,201,974	$(1,362,849)	$9,405,612
Capital expenditures	$1,612	$7,390	$363	$—	$400	$17,486	$—	$27,251
December 31, 2020
Net interest income	$85,464	$175,757	$21,360	$—	$23,500	$79	$508	$306,668
Provision for credit losses	30,202	29,827	1,916	—	562	141	—	62,648
Noninterest income	18,664	60,386	1,071	—	41,549	118,491	(102,939)	137,222
Depreciation and amortization	2,639	10,603	760	—	500	3,922	—	18,424
Other expenses	36,746	111,341	13,831	—	44,918	33,588	(1,118)	239,306
Income before taxes	$34,541	$84,372	$5,924	$—	$19,069	$80,919	$(101,313)	$123,512
Total assets	$2,729,886	$5,527,611	$919,572	$—	$137,122	$1,073,507	$(1,175,341)	$9,212,357
Capital expenditures	$1,087	$9,946	$1,775	$—	$450	$53,188	$—	$66,446

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2022.

Item 9A. Controls and Procedures.

Pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s Chief Executive Officer, Chief Financial Officer and its Disclosure Committee, which includes the Company’s Executive Chairman, Chief Risk Officer, Chief Internal Auditor, Chief Asset Quality Officer, Controller, General Counsel and Senior Vice President of Corporate Finance, have evaluated, as of the last day of the period covered by this Annual Report on Form 10-K, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective as of the end of the period covered by this Annual Report on Form 10-K.

No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter of 2022 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2022.

As disclosed in Note (2) to its consolidated financial statements, BancFirst Corporation acquired Worthington Bank on February 8, 2022. The acquisition did not have a material effect on the Company’s consolidated financial statements. Due to the timing of the acquisition, Worthington Bank’s internal controls were excluded from management’s assessment of the Company’s internal control over financial reporting as of December 31, 2022.

FORVIS LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

February 24, 2023

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

Stockholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Internal Control over Financial Reporting

We have audited BancFirst Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and our report dated February 24, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022 has excluded Worthington Bank, acquired on February 8, 2022. We have also excluded Worthington Bank from the scope of our audit of internal control over financial reporting. Worthington Bank represented 2.86% of consolidated revenues for the year ended December 31, 2022 and 4.37% of consolidated total assets as of December 31, 2022.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP

(Formerly, BKD, LLP)

Oklahoma City, Oklahoma

February 24, 2023

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Equity Compensation Plan Information” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end. Our independent registered public accounting firm is FORVIS, LLP (formerly BKD, LLP) Oklahoma City, OK PCAOB ID: 686

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
(1)
Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flow for the three years ended December 31, 2022, 2021 and 2020

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

10.2	Amendment Number One to the BancFirst Corporation Thrift Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2018 and incorporated herein by reference).

10.3	2019 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.4	2020 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K for dated December 17, 2020 and incorporated herein by reference).

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

10.8	Subordinated Note Purchase Agreement (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated June 17, 2021 and incorporated herein by reference).

10.9

Amended and Restated BancFirst Corporation Stock Option Plan (filed as exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2022 and incorporated herein by reference).

10.10

Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2022 and incorporated herein by reference).

10.11

BancFirst Corporation Employee Stock Ownership Plan Amendment to Implement Secure Act and Other Law Changes. (filed as exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2022, and incorporated herein by reference)

10.12

Adoption Agreement for McAfee & Taft Professional Corporation Non-Standardized Employee Stock Ownership Pre-Approved Plan. (filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30 2022 and incorporated herein by reference)

10.13

BancFirst Corporation Thrift Plan Amended and Restated Adoption Agreement. (filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2022 and incorporated herein by reference)

10.14*	2023 First Amendment to the BancFirst Corporation Thrift Plan.

10.15*	2023 First Amendment to the BancFirst Corporation Employee Stock Ownership Plan.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer's Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer's Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s and CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2023	BANCFIRST CORPORATION

/s/ David Harlow
David Harlow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2023.

/s/ David E. Rainbolt	/s/ David R. Harlow
David E. Rainbolt	David R. Harlow
Executive Chairman	President and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis L. Brand	/s/ F. Ford Drummond
Dennis L. Brand	F. Ford Drummond
Director	Director

/s/ Joseph Ford	/s/ Joe R. Goyne
Joseph Ford	Joe R. Goyne
Director	Director

William O. Johnstone	Mautra Staley Jones
Vice Chairman of the Board	Director

/s/ Frank Keating
Frank Keating	Bill G. Lance
Director	Director

/s/ Dave R. Lopez	/s/ William Scott Martin
Dave R. Lopez	William Scott Martin
Director	Director

/s/ Tom H. McCasland, III	/s/ H. E. Rainbolt
Tom H. McCasland, III	H. E. Rainbolt
Director	Chairman Emeritus

/s/ Robin Roberson	/s/ Darryl W. Schmidt
Robin Roberson	Darryl W. Schmidt
Director	Chief Executive Officer, BancFirst and Director

/s/ Natalie Shirley	/s/ Michael K. Wallace
Natalie Shirley	Michael K. Wallace
Director	Director

/s/ G. Rainey Williams, Jr
Gregory G. Wedel	G. Rainey Williams, Jr
Director	Director

/s/ Kevin Lawrence	/s/ Randy Foraker
Kevin Lawrence	Randy Foraker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Risk Officer (Principal Accounting Officer)

PERFORMANCE GRAPH

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The graph assumes an investment on December 31, 2017 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The performance graph represents past performance and should not be considered an indication of future performance.

325
300
275
250
225
200
175
150
125
100
75
50
INDEX
12/17
12/18
12/19
12/20
12/21
12/22
DATE
BancFirst Corporation
NASDAQ Bank Stocks (U.S.)
NASDAQ Composite Stock Market (U.S.)

	As of December 31,
	2017	2018	2019	2020	2021	2022

BancFirst Corporation (BANF)	$100.00	$99.37	$127.11	$123.35	$151.44	$192.50
NASDAQ Bank Stocks (U.S.)	100.00	83.83	104.26	96.44	137.82	115.38
NASDAQ Composite Stock Market (U.S)	100.00	97.18	132.88	192.73	235.54	158.96