Form 10-Q
period 2023-03-31
BANCFIRST CORP /OK/
filed 2023-05-09
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023 there were 32,899,898 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2023	2022
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$212,826	$259,049
Interest-bearing deposits with banks	2,623,565	2,909,861
Federal funds sold	1,084	2,850
Debt securities held for investment (fair value: $2,321 and $2,383, respectively)	2,320	2,383
Debt securities available for sale at fair value	1,615,913	1,538,221
Loans held for sale	6,223	6,232
Loans held for investment (net of unearned interest)	7,118,608	6,943,563
Allowance for credit losses	(94,760)	(92,728)
Loans, net of allowance for credit losses	7,023,848	6,850,835
Premises and equipment, net	279,461	278,088
Other real estate owned	38,587	36,756
Intangible assets, net	19,103	19,983
Goodwill	182,055	182,055
Accrued interest receivable and other assets	327,120	301,550
Total assets	$12,332,105	$12,387,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,540,363	$4,944,730
Interest-bearing	6,069,740	6,029,498
Total deposits	10,610,103	10,974,228
Short-term borrowings	203,494	300
Accrued interest payable and other liabilities	121,568	76,455
Subordinated debt	86,058	86,044
Total liabilities	11,021,223	11,137,027

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,899,493 and 32,875,560, respectively	32,900	32,876
Capital surplus	170,231	169,231
Retained earnings	1,164,665	1,120,292
Accumulated other comprehensive loss, net of tax benefit of $17,603 and $22,107, respectively	(56,914)	(71,563)
Total stockholders' equity	1,310,882	1,250,836
Total liabilities and stockholders' equity	$12,332,105	$12,387,863

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
INTEREST INCOME
Loans, including fees	$104,396	$72,954
Debt securities:
Taxable	8,991	3,781
Tax-exempt	7	26
Federal funds sold	32	1
Interest-bearing deposits with banks	32,020	1,757
Total interest income	145,446	78,519
INTEREST EXPENSE
Deposits	35,177	1,981
Short-term borrowings	83	1
Subordinated debt	1,030	1,030
Total interest expense	36,290	3,012
Net interest income	109,156	75,507
Provision for credit losses	2,322	2,936
Net interest income after provision for credit losses	106,834	72,571
NONINTEREST INCOME
Trust revenue	4,222	3,506
Service charges on deposits	21,231	21,375
Securities transactions (includes accumulated other comprehensive loss reclassifications of $0 and $1,536, respectively)	(213)	(3,915)
Income from sales of loans	604	1,666
Insurance commissions	8,741	7,427
Cash management	6,734	3,131
Gain on sale of other assets	479	45
Other	6,030	10,415
Total noninterest income	47,828	43,650
NONINTEREST EXPENSE
Salaries and employee benefits	49,252	43,932
Occupancy, net	4,983	4,403
Depreciation	4,643	4,775
Amortization of intangible assets	880	831
Data processing services	2,107	1,805
Net expense from other real estate owned	2,459	1,794
Marketing and business promotion	2,527	2,073
Deposit insurance	1,613	1,128
Other	11,853	11,771
Total noninterest expense	80,317	72,512
Income before taxes	74,345	43,709
Income tax expense	16,812	7,794
Net income	$57,533	$35,915
NET INCOME PER COMMON SHARE
Basic	$1.75	$1.10
Diluted	$1.72	$1.08
OTHER COMPREHENSIVE (LOSS)/GAIN
Unrealized income/(losses) on debt securities, net of tax (expense)/benefit of $(4,504) and $10,219, respectively	14,649	(32,833)
Reclassification adjustment for losses included in net income, net of tax expense of $0 and $369, respectively	—	1,167
Other comprehensive income/(loss), net of tax (expense)/benefit of $(4,504) and $9,850, respectively	14,649	(31,666)
Comprehensive income	$72,182	$4,249

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
COMMON STOCK
Issued at beginning of period	$32,876	$32,603
Shares issued for stock options	24	123
Issued at end of period	$32,900	$32,726
CAPITAL SURPLUS
Balance at beginning of period	$169,231	$159,914
Common stock issued for stock options	618	3,020
Stock-based compensation arrangements	382	458
Balance at end of period	$170,231	$163,392
RETAINED EARNINGS
Balance at beginning of period	$1,120,292	$977,067
Net income	57,533	35,915
Dividends on common stock ($0.40 and $0.36 per share, respectively)	(13,160)	(11,782)
Balance at end of period	$1,164,665	$1,001,200
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(71,563)	$2,150
Net change	14,649	(31,666)
Balance at end of period	$(56,914)	$(29,516)
Total stockholders’ equity	$1,310,882	$1,167,802

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,533	$35,915
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	2,322	2,936
Depreciation and amortization	5,523	5,606
Net amortization of securities premiums and discounts	(273)	1,921
Realized securities losses	213	3,915
Gain on sales of loans	(604)	(1,666)
Cash receipts from the sale of loans originated for sale	34,246	83,749
Cash disbursements for loans originated for sale	(33,634)	(67,444)
Deferred income tax benefit	(778)	(968)
Gain on sale of other assets	(578)	(771)
Increase in interest receivable	(1,390)	(4,714)
Increase in interest payable	2,264	485
Amortization of stock-based compensation arrangements	382	458
Excess tax benefit from stock-based compensation arrangements	(324)	(1,024)
Other, net	4,602	5,209
Net cash provided by operating activities	69,504	63,607
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	—	121,099
Net decrease/(increase) in federal funds sold	1,766	(76)
Purchases of available for sale debt securities	(91,312)	(966,818)
Proceeds from maturities, calls and paydowns of held for investment debt securities	170	61
Proceeds from maturities, calls and paydowns of available for sale debt securities	32,940	19,689
Proceeds from sales of available for sale securities	—	222,473
Purchase of equity securities	(195)	(144)
Proceeds from paydowns and sales of equity securities	485	697
Net change in loans	(176,739)	(67,669)
Net receipts/(payments) on derivative asset contracts	11,141	(70,694)
Purchases of premises, equipment and computer software	(7,962)	(6,896)
Purchase of tax credits	(536)	(770)
Other, net	1,658	3,078
Net cash used in investing activities	(228,584)	(745,970)
FINANCING ACTIVITIES
Net change in deposits	(364,125)	2,729,040
Net change in short-term borrowings	203,194	3,300
Issuance of common stock in connection with stock options, net	642	3,143
Cash dividends paid	(13,150)	(11,738)
Net cash (used in) provided by financing activities	(173,439)	2,723,745
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(332,519)	2,041,382
Cash, due from banks and interest-bearing deposits at the beginning of the period	3,168,910	2,050,022
Cash, due from banks and interest-bearing deposits at the end of the period	$2,836,391	$4,091,404
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$34,026	$2,503
Cash paid during the period for income taxes	$1,880	$—
Noncash investing and financing activities:
Cash consideration for acquisitions	$—	$77,685
Fair value of assets acquired in acquisitions	$—	$510,888
Liabilities assumed in acquisitions	$—	$433,203
Unpaid common stock dividends declared	$13,160	$11,781

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., Pegasus Bank ("Pegasus"), Worthington Bank ("Worthington") and BancFirst and its subsidiaries ("BancFirst"). The principal operating subsidiaries of BancFirst are BFTower, LLC, BFC-PNC LLC, and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with U.S. GAAP for interim financial information and the instructions for Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). The information contained in the consolidated financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Recent Accounting Pronouncements

Standards Adopted During the Current Period:

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminated the Troubled Debt Restructurings (“TDR”) recognition and measurement guidance and, instead, required that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan when a borrower is experiencing financial difficulty. In addition, the update required that the Company disclose current-period charge-offs by year of origination for financing receivables. The current-period charge-off amendment was applied prospectively. The amendments were effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. The Company adopted ASU 2022-02 on January 1, 2023. ASU No. 2022-02 did not have a significant impact on the Company’s consolidated financial statements.

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323)." ASU 2023-02 permits the election of accounting for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, if certain conditions are met. Using the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). The amendments are effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted for all entities in any interim period. The Company adopted the amendment as of January 1, 2023 using the modified retrospective transition. The Company has investments in New Markets Tax Credits (NMTC) and Low-Income Housing Tax Credits (LIHTC) that will be affected by ASU 2023-02. Upon adoption of ASU No. 2023-02, the Company recorded $21.8 million in other assets and other liabilities on the consolidated balance sheet for unfunded LIHTC commitments and amortized $977,000 of NMTC investments to income tax expense during the period that would have previously been recorded to other expense. ASU No. 2023-02 did not have a significant impact on the Company’s consolidated financial statements.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On March 30, 2023, the Company took an advance of $200.0 million on its line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas, which was paid off on April 3, 2023.

On February 8, 2022, the Company acquired Worthington for an aggregate cash purchase price of $77.7 million. Worthington is chartered and regulated by the Texas State Banking Department with one banking location in Arlington, Texas, one in Colleyville, Texas and two in Fort Worth, Texas. At acquisition, Worthington had approximately $478 million in total assets, $257 million in loans and $430 million in deposits. Worthington will continue to operate under a separate charter and remain a separate subsidiary of the Company governed by its existing board of directors. The Company intends to provide an appropriate amount of capital or other support to increase Worthington’s ability to approve larger loans and allow Worthington to continue to grow earning assets. As a result of the acquisition, the Company recorded a core deposit intangible of $5.9 million and goodwill of $32.1 million. The Company did not incur a material amount of acquisition-related expenses. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. Pro forma information has not been presented because the acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of Worthington complements the Company by expanding its Texas presence in the Dallas-Fort Worth market.

(3) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023	(Dollars in thousands)
Mortgage backed securities (1)	$10	$1	$—	$11
States and political subdivisions	1,810	—	—	1,810
Other securities	500	—	—	500
Total	$2,320	$1	$—	$2,321
December 31, 2022
Mortgage backed securities (1)	$13	$—	$—	$13
States and political subdivisions	1,870	—	—	1,870
Other securities	500	—	—	500
Total	$2,383	$—	$—	$2,383

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023	(Dollars in thousands)
U.S. treasuries	$1,629,245	$1,341	$(72,992)	$1,557,594
U.S. federal agencies	14,072	183	(1)	14,254
Mortgage backed securities (1)	17,934	26	(1,773)	16,187
States and political subdivisions	8,236	33	(114)	8,155
Asset backed securities	12,780	—	(417)	12,363
Other securities	8,163	—	(803)	7,360
Total	$1,690,430	$1,583	$(76,100)	$1,615,913
December 31, 2022
U.S. treasuries	$1,568,563	$—	$(90,699)	$1,477,864
U.S. federal agencies	15,025	198	(1)	15,222
Mortgage backed securities (1)	18,449	21	(1,884)	16,586
States and political subdivisions	8,320	35	(221)	8,134
Asset backed securities	13,371	—	(361)	13,010
Other securities	8,163	—	(758)	7,405
Total	$1,631,891	$254	$(93,924)	$1,538,221

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

	March 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,186	$1,186	$1,186	$1,186
After one year but within five years	1,132	1,133	1,195	1,195
After five years but within ten years	2	2	2	2
After ten years	—	—	—	—
Total	$2,320	$2,321	$2,383	$2,383
Available for Sale
Contractual maturity of debt securities:
Within one year	$105,557	$104,164	$101,607	$100,655
After one year but within five years	1,336,179	1,267,384	1,316,874	1,233,725
After five years but within ten years	207,450	205,173	170,513	163,101
After ten years	41,244	39,192	42,897	40,740
Total debt securities	$1,690,430	$1,615,913	$1,631,891	$1,538,221

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Book value of pledged securities	$580,946	$573,952

The following is a detail of proceeds from sales and the realized losses on available for sale debt securities:

	March 31, 2023	March 31, 2022
	(Dollars in thousands)
Proceeds	$—	$222,473
Gross losses realized	—	3,990

There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company sold $226 million of debt securities with an average yield of 0.16%, the proceeds of which were subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. The Company used specific identification to reclassify the unrealized loss in other comprehensive income to a realized loss, as shown in the consolidated statements of comprehensive income.

Realized gains/losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at March 31, 2023 and December 31, 2022 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
March 31, 2023
Available for Sale
U.S. treasuries	71	$501,386	$9,684	$958,843	$63,308	$1,460,229	$72,992
U.S. federal agencies	1	344	1	—	—	344	1
Mortgage backed securities	95	302	3	14,364	1,770	14,666	1,773
States and political subdivisions	8	1,486	14	1,311	100	2,797	114
Asset backed securities	1	—	—	12,363	417	12,363	417
Other securities	3	4,793	370	2,567	433	7,360	803
Total	179	$508,311	$10,072	$989,448	$66,028	$1,497,759	$76,100
December 31, 2022
Available for Sale
U.S. treasuries	74	$787,925	$27,078	$689,939	$63,621	$1,477,864	$90,699
U.S. federal agencies	1	—	—	349	1	349	1
Mortgage backed securities	92	10,001	1,239	5,055	645	15,056	1,884
States and political subdivisions	8	2,308	184	464	37	2,772	221
Asset backed securities	1	13,010	361	—	—	13,010	361
Other securities	3	4,871	291	2,534	467	7,405	758
Total	179	$818,115	$29,153	$698,341	$64,771	$1,516,456	$93,924

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of March 31, 2023 and December 31, 2022, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Certain loan segments were reclassified during the quarter. Each loan segment is made up of loan categories possessing similar risk characteristics. The Company’s re-alignment of the segments primarily consisted of reclassifying farmland and agriculture related loans that were previously included in consumer-related and commercial-related loans to the agriculture category. Management believes this accurately represents the risk profile of each loan segment. The prior period amounts have been revised to conform to the current period presentation. These reclassifications did not have a significant impact on the allowance for credit losses.

Loans held for investment are summarized by portfolio segment as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	920,104	908,494
Commercial real estate non-owner occupied	1,396,400	1,383,150
Construction and development < 60 months	534,847	475,236
Construction residential real estate < 60 months	304,766	303,305
Residential real estate first lien	1,147,800	1,117,899
Residential real estate all other	206,402	196,198
Agriculture	422,488	408,037
Commercial non-real estate	1,262,737	1,241,454
Consumer non-real estate	441,497	446,756
Oil and gas	481,567	463,034
Total (1)	$7,118,608	$6,943,563
(1) Excludes accrued interest receivable of $30.9 million at March 31, 2023 and $30.6 million at December 31, 2022, that is recorded in accrued interest receivable and other assets.

The Company's loans are currently 83% held by BancFirst and 17% held by Pegasus and Worthington. In addition, approximately 69% of the Company's loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

The Company's portfolio segment descriptions and the weighted average remaining life of portfolio segments are disclosed in Note (5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Loan Modifications, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of other real estate owned and repossessed assets:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Other real estate owned and repossessed assets	$38,874	$36,936

As of both March 31, 2023 and December 31, 2022, other real estate owned included a commercial real estate property recorded at approximately $30.1 million and $29.4 million, respectively. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Rental income	$2,690	$2,670
Operating expense	2,381	2,439

During the three months ended March 31, 2023, the Company sold property held in other real estate owned for a total gain of $98,000, compared to a total gain of $726,000 in the three months ended March 31, 2022.

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either the three months ended March 31, 2023 or 2022. In addition, there were no nonaccrual loans for which there is no related allowance for credit losses at both March 31, 2023 and December 31, 2022. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $358,000 for the three months ended March 31, 2023 and approximately $376,000 for the three months ended March 31, 2022.

Nonaccrual loans guaranteed by government agencies totaled approximately $6.4 million at March 31, 2023 and approximately $4.7 million at December 31, 2022.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$4,408	$1,795
Commercial real estate non-owner occupied	707	667
Construction and development < 60 months	114	93
Construction residential real estate < 60 months	388	430
Residential real estate first lien	2,646	1,947
Residential real estate all other	748	55
Agriculture	2,688	2,734
Commercial non-real estate	5,695	7,066
Consumer non-real estate	255	192
Oil and gas	—	320
Total	$17,649	$15,299

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2023
Real estate:
Commercial real estate owner occupied	$3,454	$41	$7,051	$10,546	$909,558	$920,104	$4,358
Commercial real estate non-owner occupied	6,257	1,079	242	7,578	1,388,822	1,396,400	201
Construction and development < 60 months	1,206	783	217	2,206	532,641	534,847	103
Construction residential real estate < 60 months	1,175	—	824	1,999	302,767	304,766	824
Residential real estate first lien	4,505	996	1,452	6,953	1,140,847	1,147,800	690
Residential real estate all other	789	860	130	1,779	204,623	206,402	113
Agriculture	4,372	596	1,350	6,318	416,170	422,488	22
Commercial non-real estate	2,709	2,264	3,802	8,775	1,253,962	1,262,737	415
Consumer non-real estate	2,668	724	616	4,008	437,489	441,497	449
Oil and gas	175	202	83	460	481,107	481,567	83
Total	$27,310	$7,545	$15,767	$50,622	$7,067,986	$7,118,608	$7,258

As of December 31, 2022
Real estate:
Commercial real estate owner occupied	$1,314	$1,524	$4,580	$7,418	$901,076	$908,494	$4,580
Commercial real estate non-owner occupied	6,237	—	42	6,279	1,376,871	1,383,150	43
Construction and development < 60 months	535	40	114	689	474,547	475,236	81
Construction residential real estate < 60 months	1,320	282	148	1,750	301,555	303,305	—
Residential real estate first lien	3,415	1,076	844	5,335	1,112,564	1,117,899	349
Residential real estate all other	265	37	185	487	195,711	196,198	166
Agriculture	2,357	34	2,265	4,656	403,381	408,037	1,054
Commercial non-real estate	2,490	2,142	2,772	7,404	1,234,050	1,241,454	345
Consumer non-real estate	2,591	648	585	3,824	442,932	446,756	467
Oil and gas	654	—	—	654	462,380	463,034	—
Total	$21,178	$5,783	$11,535	$38,496	$6,905,067	$6,943,563	$7,085

Credit Quality Indicators

The Company considers credit quality indicators to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical credit loss experience and economic conditions. These indicators are reviewed and updated regularly throughout the year. An internal risk grading system is used to indicate the credit risk of loans. The loan grades used by the Company are for internal risk identification purposes and do not directly correlate to regulatory classification categories or any financial reporting definitions. The general characteristics of the risk grades and the table summarizing the Company’s gross loans held for investment by year of origination and internally assigned credit grades as of December 31, 2022, are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades along with the gross charge-offs by year of origination:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
As of March 31, 2023
Commercial real estate owner occupied
Grade 1	$26,840	$171,896	$136,273	$98,471	$87,267	$158,659	$50,504	$729,910
Grade 2	15,333	37,268	33,356	25,810	20,013	32,197	19,018	182,995
Grade 3	18	6	1,694	75	1,277	1,469	62	4,601
Grade 4	—	252	250	311	798	648	—	2,259
Grade 5	—	—	—	—	339	—	—	339
Total commercial real estate owner occupied	42,191	209,422	171,573	124,667	109,694	192,973	69,584	920,104
Current-period gross charge-offs	—	7	1	22	18	—	—	48
Commercial real estate non-owner occupied
Grade 1	$40,007	$333,790	$239,906	$164,977	$106,365	$86,491	$44,389	$1,015,925
Grade 2	13,477	122,684	48,822	28,644	36,980	79,557	31,249	361,413
Grade 3	—	6,996	—	152	9,864	1,343	—	18,355
Grade 4	45	620	—	—	—	42	—	707
Total commercial real estate non-owner occupied	53,529	464,090	288,728	193,773	153,209	167,433	75,638	1,396,400
Current-period gross charge-offs	—	—	—	—	—	3	—	3
Construction and development < 60 months
Grade 1	$44,459	$152,820	$80,373	$39,720	$5,063	$6,975	$51,743	$381,153
Grade 2	3,757	50,735	16,826	7,203	14,085	2,372	54,929	149,907
Grade 3	2,525	886	—	99	—	7	156	3,673
Grade 4	—	81	—	33	—	—	—	114
Total construction and development < 60 months	50,741	204,522	97,199	47,055	19,148	9,354	106,828	534,847
Current-period gross charge-offs	—	2	—	—	—	—	—	2
Construction residential real estate < 60 months
Grade 1	$59,006	$156,832	$4,707	$258	$13	$39	$35,474	$256,329
Grade 2	8,841	35,304	43	46	—	394	2,156	46,784
Grade 3	—	1,265	—	—	—	—	—	1,265
Grade 4	388	—	—	—	—	—	—	388
Total construction residential real estate < 60 months	68,235	193,401	4,750	304	13	433	37,630	304,766
Residential real estate first lien
Grade 1	$77,619	$281,309	$197,623	$135,722	$82,252	$180,597	$5,693	$960,815
Grade 2	8,715	43,684	35,764	25,194	13,434	46,291	—	173,082
Grade 3	428	1,910	1,254	905	1,587	3,937	—	10,021
Grade 4	66	110	1,155	369	245	1,937	—	3,882
Total residential real estate first lien	86,828	327,013	235,796	162,190	97,518	232,762	5,693	1,147,800
Current-period gross charge-offs	—	—	—	—	—	2	—	2
Residential real estate all other
Grade 1	$8,382	$30,718	$9,868	$9,884	$5,061	$14,304	$41,871	$120,088
Grade 2	987	5,712	2,002	1,729	1,500	3,624	66,883	82,437
Grade 3	172	224	139	48	122	1,113	1,242	3,060
Grade 4	—	—	—	27	—	18	772	817
Total residential real estate all other	9,541	36,654	12,009	11,688	6,683	19,059	110,768	206,402
Current-period gross charge-offs	—	2	19	—	1	4	—	26
Agriculture
Grade 1	$16,685	$69,811	$42,014	$34,467	$20,604	$39,693	$49,791	$273,065
Grade 2	10,701	24,320	21,468	9,205	10,223	19,584	32,697	128,198
Grade 3	592	6,337	977	3,356	112	3,290	4,896	19,560
Grade 4	59	646	98	477	50	305	30	1,665
Total Agriculture	28,037	101,114	64,557	47,505	30,989	62,872	87,414	422,488
Current-period gross charge-offs	—	4	—	16	13	2	—	35
Commercial non-real estate
Grade 1	$108,823	$212,982	$189,496	$58,782	$45,803	$47,346	$305,503	$968,735
Grade 2	22,343	73,851	42,567	15,526	12,546	21,578	94,656	283,067
Grade 3	952	2,000	392	308	675	1,773	2,035	8,135
Grade 4	20	308	351	741	608	305	203	2,536
Grade 5	—	—	—	—	264	—	—	264
Total commercial non-real estate	132,138	289,141	232,806	75,357	59,896	71,002	402,397	1,262,737
Current-period gross charge-offs	—	67	62	—	—	47	—	176
Consumer non-real estate
Grade 1	$56,874	$174,237	$89,897	$33,413	$17,326	$6,763	$19,788	$398,298
Grade 2	3,455	19,044	9,375	3,409	1,301	1,961	1,156	39,701
Grade 3	101	831	738	372	152	149	170	2,513
Grade 4	—	339	382	44	160	60	—	985
Total consumer non-real estate	60,430	194,451	100,392	37,238	18,939	8,933	21,114	441,497
Current-period gross charge-offs	—	76	32	15	9	6	2	140
Oil and gas
Grade 1	$81,777	$21,451	$110,461	$12,661	$3,861	$2,469	$167,211	$399,891
Grade 2	1,080	5,968	3,504	729	21,421	15,971	29,233	77,906
Grade 3	—	2,080	247	4	—	—	1,439	3,770
Total oil and gas	82,857	29,499	114,212	13,394	25,282	18,440	197,883	481,567
Total loans held for investment	$614,527	$2,049,307	$1,322,022	$713,171	$521,371	$783,261	$1,114,949	$7,118,608
Total current-period gross charge-offs	$—	$158	$114	$53	$41	$64	$2	$432

Allowance for Credit Losses Methodology

The Company determines its provision for credit losses and allowance for credit losses using the current expected credit loss methodology that is referred to as the CECL model. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.

The following table details activity in the allowance for credit losses on loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2023
Real estate:
Commercial real estate owner occupied	$6,416	$(48)	$49	$1	$130	$6,547
Commercial real estate non-owner occupied	30,190	(3)	—	(3)	1,933	32,120
Construction and development < 60 months	3,778	(2)	3	1	(171)	3,608
Construction residential real estate < 60 months	3,275	—	—	—	(49)	3,226
Residential real estate first lien	4,092	(2)	3	1	361	4,454
Residential real estate all other	1,418	(26)	2	(24)	50	1,444
Agriculture	6,217	(35)	6	(29)	80	6,268
Commercial non-real estate	25,106	(176)	22	(154)	127	25,079
Consumer non-real estate	4,132	(140)	57	(83)	183	4,232
Oil and gas	8,104	—	—	—	(322)	7,782
Total	$92,728	$(432)	$142	$(290)	$2,322	$94,760

	Allowance for Credit Losses
	Balance at beginning of period	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2022
Real estate:
Commercial real estate owner occupied	$7,550	$—	$(16)	$48	$32	$680	$8,262
Commercial real estate non-owner occupied	16,807	—	—	—	—	(459)	16,348
Construction and development < 60 months	3,454	—	—	3	3	(185)	3,272
Construction residential real estate < 60 months	1,051	—	—	—	—	52	1,103
Residential real estate first lien	3,048	2	(44)	7	(37)	381	3,394
Residential real estate all other	1,567	—	—	402	402	(409)	1,560
Agriculture	8,392	—	(125)	3	(122)	(252)	8,018
Commercial non-real estate	25,565	48	(57)	110	53	(503)	25,163
Consumer non-real estate	3,694	28	(80)	38	(42)	50	3,730
Oil and gas	12,808	—	—	—	—	3,581	16,389
Total	$83,936	$78	$(322)	$611	$289	$2,936	$87,239

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the three month period ended March 31, 2023. The credit-deteriorated loans purchased during the three months ended March 31, 2022 were as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the period ended March 31, 2022
Purchase price of loans at acquisition	$661
Allowance for credit losses at acquisition	78
Par value of acquired loans at acquisition	$739

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended March 31, 2023 and 2022, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of March 31, 2023
Real estate:
Commercial real estate owner occupied	$2,154	$—	$—	$—	$2,154	$863
Commercial real estate non-owner occupied	1,248	—	—	—	1,248	333
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	388	—	—	—	388	45
Residential real estate first lien	387	—	—	—	387	118
Residential real estate all other	8	—	—	—	8	9
Agriculture	3,439	689	—	3,447	7,575	3,027
Commercial non-real estate	—	5,190	—	—	5,190	1,823
Consumer non-real estate	—	—	—	183	183	95
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$7,624	$5,879	$—	$3,630	$17,133	$6,313

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2022
Real estate:
Commercial real estate owner occupied	$2,213	$—	$—	$—	$2,213	$870
Commercial real estate non-owner occupied	1,263	—	—	—	1,263	333
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	420	—	—	—	420	45
Residential real estate first lien	481	—	—	—	481	207
Residential real estate all other	9	—	—	—	9	9
Agriculture	3,447	701	—	3,592	7,740	3,114
Commercial non-real estate	—	5,924	—	4	5,928	1,938
Consumer non-real estate	—	—	—	117	117	81
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$7,833	$6,625	$—	$3,713	$18,171	$6,597

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned and repossessed assets are non-cash transactions, and are not included in the consolidated statements of cash flow.

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Other real estate owned	$565	$2,153
Repossessed assets	395	277
Total	$960	$2,430

(5) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
March 31, 2023
Core deposit intangibles	$33,298	$(14,465)	$18,833
Customer relationship intangibles	3,350	(3,080)	270
Total	$36,648	$(17,545)	$19,103
December 31, 2022
Core deposit intangibles	$33,298	$(13,615)	$19,683
Customer relationship intangibles	3,350	(3,050)	300
Total	$36,648	$(16,665)	$19,983

The following is a summary of goodwill by business segment:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Three months ended March 31, 2023
Balance at beginning and end of period	$13,767	$61,212	$68,855	$32,133	$5,464	$624	$182,055

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(6) SUBORDINATED DEBT

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

(7) STOCK-BASED COMPENSATION

The Company has had a nonqualified incentive stock option plan, the BancFirst Corporation Stock Option Plan (the “Employee Plan”), since May 1986. At March 31, 2023, there were 42,500 shares available for future grants. The Employee Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company has had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) since June 1999. Each non-employee director is granted an option for 10,000 shares. At March 31, 2023, there were 45,000 shares available for future grants. The Non-Employee Directors’ Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the three months ended March 31, 2023 or March 31, 2022.

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Three Months Ended March 31, 2023
Outstanding at December 31, 2022	1,310,290	$52.51
Options exercised	(6,541)	33.72
Options canceled, forfeited, or expired	(7,500)	87.62
Outstanding at March 31, 2023	1,296,249	52.40	10.37 Yrs.	$39,796
Exercisable at March 31, 2023	500,499	31.48	6.69 Yrs.	$25,833

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Total intrinsic value of options exercised	$352	$5,964
Cash received from options exercised	221	2,989
Tax benefit realized from options exercised	85	1,434

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Stock-based compensation expense	$382	$458
Tax benefit	92	110
Stock-based compensation expense, net of tax	$290	$348

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

March 31, 2023
(Dollars in thousands)
Unearned stock-based compensation expense	$12,318

No stock options were granted during the three months ended March 31, 2023. The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Three Months Ended March 31,
	2023	2022
Weighted average grant-date fair value per share of options granted	$—	$26.21
Risk-free interest rate	—	1.75 to 2.14%
Dividend yield	—	2.00%
Stock price volatility	—	34.61 to 34.69%
Expected term	—	10 Yrs

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

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of March 31, 2023, there are 24,435 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 17,392 and 6,177 shares of common stock distributed from the Deferred Stock Compensation Plan during the three months ended March 31, 2023 and 2022, respectively.

A summary of the accumulated stock units is as follows:

	March 31,	December 31,
	2023	2022
Accumulated stock units	114,070	129,609
Average price	$37.40	$34.91

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

The following table is a summary of the shares under the program:

	Three Months Ended March 31,
	2023	2022
Shares remaining to be repurchased	500,486	500,486

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of BancFirst Corporation’s, BancFirst’s, Pegasus’s and Worthington's assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of March 31, 2023, BancFirst Corporation, BancFirst, Pegasus and Worthington met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2023:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,346,652	16.70%	$645,076	8.00%	$846,662	10.50%	N/A	N/A
BancFirst	1,125,839	16.62%	541,939	8.00%	711,294	10.50%	$677,423	10.00%
Pegasus	131,647	14.55%	72,377	8.00%	94,995	10.50%	90,472	10.00%
Worthington	49,123	13.18%	29,812	8.00%	39,129	10.50%	37,265	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,166,638	14.47%	$362,855	4.50%	$564,441	7.00%	N/A	N/A
BancFirst	1,023,399	15.11%	304,840	4.50%	474,196	7.00%	$440,325	6.50%
Pegasus	122,244	13.51%	40,712	4.50%	63,330	7.00%	58,807	6.50%
Worthington	45,556	12.22%	16,769	4.50%	26,086	7.00%	24,222	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,192,638	14.79%	$483,807	6.00%	$685,393	8.50%	N/A	N/A
BancFirst	1,043,399	15.40%	406,454	6.00%	575,810	8.50%	$541,939	8.00%
Pegasus	122,244	13.51%	54,283	6.00%	76,901	8.50%	72,377	8.00%
Worthington	45,556	12.22%	22,359	6.00%	31,675	8.50%	29,812	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$1,192,638	9.78%	$487,729	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,043,399	10.11%	412,824	4.00%	N/A	N/A	$516,030	5.00%
Pegasus	122,244	9.07%	53,935	4.00%	N/A	N/A	67,419	5.00%
Worthington	45,556	9.08%	20,062	4.00%	N/A	N/A	25,077	5.00%

As of March 31, 2023, the most recent notifications from the Federal Reserve Bank of Kansas City, the FDIC and the Comptroller of the Currency, categorized BancFirst, Pegasus and Worthington as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications to BancFirst Corporation, BancFirst, Pegasus and Worthington of their capital category that management believes would materially change their category under capital requirements existing as of the report date.

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of Subordinated Notes. The Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines.

(9) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2023
Basic
Income available to common stockholders	$57,533	32,892,857	$1.75
Dilutive effect of stock options	—	569,882
Diluted
Income available to common stockholders plus assumed exercises of stock options	$57,533	33,462,739	$1.72
Three Months Ended March 31, 2022
Basic
Income available to common stockholders	$35,915	32,666,916	$1.10
Dilutive effect of stock options	—	648,417
Diluted
Income available to common stockholders plus assumed exercises of stock options	$35,915	33,315,333	$1.08

The following table shows the number of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended March 31, 2023	309,833
Three Months Ended March 31, 2022	105,278

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2023
Debt securities available for sale:
U.S. Treasury	$1,557,594	$—	$—	$1,557,594
U.S. federal agencies	—	14,254	—	14,254
Mortgage-backed securities	—	16,187	—	16,187
States and political subdivisions	—	7,697	458	8,155
Asset backed securities	—	12,363	—	12,363
Other debt securities	—	7,360	—	7,360
Derivative assets	—	25,970	—	25,970
Derivative liabilities	—	24,955	—	24,955

December 31, 2022
Debt securities available for sale:
U.S. Treasury	$1,477,864	$—	$—	$1,477,864
U.S. federal agencies	—	15,222	—	15,222
Mortgage-backed securities	—	16,586	—	16,586
States and political subdivisions	—	7,680	454	8,134
Asset backed securities	—	13,010	—	13,010
Other debt securities		7,405		7,405
Derivative assets	—	20,745	—	20,745
Derivative liabilities	—	19,683	—	19,683

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at the beginning of the year	$454	$320
Transfers to level 2	—	—
Purchases	—	255
Settlements	—	(110)
Total unrealized gain	4	(11)
Balance at the end of the period	$458	$454

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2023, the Company did not transfer any debt securities. In addition, during the year ended December 31, 2022, the Company did not transfer any debt securities.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended March 31, 2023
Equity securities	$15,009
Collateral dependent loans	168
Repossessed assets	235
Other real estate owned	2,032
As of and for the Year-to-date Period Ended December 31, 2022
Equity securities	$15,512
Collateral dependent loans	1,618
Repossessed assets	180
Other real estate owned	34,999

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31,		December 31,
	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$2,836,391	$2,836,391	$3,168,910	$3,168,910
Federal funds sold	1,084	1,084	2,850	2,850
Debt securities held for investment	10	11	13	13
Loans held for sale	6,223	6,223	6,232	6,232
Level 3 inputs:
Debt securities held for investment	2,310	2,310	2,370	2,370
Loans, net of allowance for credit losses	7,023,848	6,711,575	6,850,835	6,563,755
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	10,610,103	10,188,895	10,974,228	10,614,840
Short-term borrowings	203,494	203,534	300	300
Subordinated debt	86,058	80,540	86,044	82,385
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,691		4,598
Letters of credit		532		542

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at March 31, 2023 or December 31, 2022.

(11) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. At March 31, 2023, the Company had a margin liability included in other liabilities in the amount of $4.6 million. At December 31, 2022, the Company had a margin asset included in other assets in the amount of $6.6 million.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		March 31, 2023		December 31, 2022
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	2,229	$9,965	2,698	$8,868
Derivative liabilities	Barrels	(2,229)	(9,456)	(2,698)	(8,259)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	20,923	16,005	25,059	11,877
Derivative liabilities	MMBTUs/Gallons	(20,923)	(15,499)	(25,059)	(11,424)

Total Fair Value	Included in
Derivative assets	Other assets		25,970		20,745
Derivative liabilities	Other liabilities		(24,955)		(19,683)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Derivative income	$89	$159

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

The following table is a summary of the Company's net credit exposure relating to oil and gas swaps and options with bank counterparties:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Credit exposure	$—	$6,560

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

(12) SEGMENT INFORMATION

The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The six principal business units are BancFirst metropolitan banks, BancFirst community banks, Pegasus, Worthington, other financial services and executive, operations and support. BancFirst metropolitan banks, BancFirst community banks, Pegasus and Worthington offer traditional banking products such as commercial and retail lending and a full line of deposit accounts. BancFirst metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. BancFirst community banks consist of banking locations in communities in Oklahoma outside the Oklahoma City and Tulsa metropolitan areas. Pegasus consists of banking locations in the Dallas metropolitan area. Worthington consists of banking locations in the Dallas and Fort Worth metropolitan areas. Other financial services are specialty product business units including guaranteed small business lending, residential mortgage lending, trust services, securities brokerage, electronic banking and insurance. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units.

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2023
Net interest income	$30,739	$57,685	$15,151	$4,624	$942	$15	$—	$109,156
Noninterest income	6,087	19,532	214	279	14,172	66,143	(58,599)	47,828
Income before taxes	23,310	43,599	9,644	1,630	6,164	48,417	(58,419)	74,345

Three Months Ended March 31, 2022
Net interest income	$19,608	$44,568	$7,620	$1,694	$2,913	$(907)	$11	$75,507
Noninterest income	9,773	16,845	191	133	12,983	42,574	(38,849)	43,650
Income before taxes	18,171	31,339	2,827	385	6,045	23,648	(38,706)	43,709

Total Assets:
March 31, 2023	$3,413,494	$6,817,850	$1,390,459	$516,112	$147,971	$1,491,908	$(1,445,689)	$12,332,105
December 31, 2022	3,412,369	6,886,066	1,404,033	541,002	171,679	1,473,443	(1,500,729)	12,387,863

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2023 and December 31, 2022 and results of operations for the three months ended March 31, 2023 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2022, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2022 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•
The impact of the Durbin Amendment on noninterest income beginning July 1, 2023.
•
Potential impacts of the recent adverse developments in the banking industry driven by high-profile bank failures, including impacts on customer confidence, demand deposit outflows and the regulatory response thereto.
•
Recent deterioration in the market for commercial office property could have an adverse effect on the value of the Company's other real estate owned as well as the collateral for the Company's commercial real estate loans.
•
Political pressures could further limit our ability to charge for NSF and overdraft fees.
•
Rising interest rates.
•
The increased time, effort and non-interest expense related to ongoing and increased regulations from the Federal Reserve, Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau and the Securities and Exchange Commission (requirements related to environmental, social and governance (ESG) issues and climate disclosure).
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

SUMMARY

The Company’s net income for the first quarter of 2023 was $57.5 million, compared to $35.9 million for the first quarter of 2022. Diluted net income per common share was $1.72 and $1.08 for the first quarter of 2023 and 2022, respectively. The Company’s net interest income for the first quarter of 2023 increased to $109.2 million, compared to $75.5 million for the first quarter of 2022. Rising short-term interest rates and loan growth drove the increase. The net interest margin for the first quarter was 3.89%, compared to 2.78% a year ago. For the first quarter of 2023, the Company recorded a provision for credit losses of $2.3 million, compared to a provision for credit losses of $2.9 million for the first quarter of 2022.

Noninterest income for the first quarter of 2023 totaled $47.8 million, compared to $43.7 million for the first quarter of 2022. The increase in noninterest income was mostly attributable to an increase in sweep account fees due to rising interest rates and higher volume, along with a $1.3 million increase in insurance commissions. Noninterest income for the first quarter of 2023 included $327,000 of income from an equity interest received from a prior loan settlement compared to $4.9 million of income from the same source in the first quarter of 2022. In addition, the first quarter of 2022 included a loss of $4.0 million on the sale of $226 million of low yielding debt securities, which were subsequently reinvested at higher yielding debt securities.

Noninterest expense for the first quarter of 2023 increased to $80.3 million compared to $72.5 million for the first quarter of 2022. The increase in noninterest expense was primarily related to an increase in salaries and employee benefits of approximately $5.3 million. The first quarter of 2022 included a gain on sale of OREO which reduced noninterest expense by $726,000. The Company’s effective tax rate was 22.6% for the first quarter of 2023 compared to 17.8% for the first quarter of 2022. During the quarter, the Company adopted Accounting Standard Update ("ASU") 2023-02 and amortized $977,000 of New Market Tax Credits ("NMTC") to income tax expense during the period that would have previously been recorded to other expense. Exercises of stock options and a lower state tax rate contributed to the lower effective tax rate in 2022.

At March 31, 2023, the Company’s total assets were $12.3 billion, a decrease of $55.8 million from December 31, 2022. Debt securities of $1.6 billion were up $77.6 million from December 31, 2022. Loans totaled $7.1 billion, an increase of $175.0 million from December 31, 2022. Deposits totaled $10.6 billion, a decrease of $364.1 million from December 31, 2022 as demand deposits moved into the Company's off balance sheet sweep product. Sweep accounts totaled $4.1 billion at March 31, 2023 up $394.9 million from December 31, 2022. The Company’s total stockholders’ equity at March 31, 2023 was $1.3 billion, an increase of $60.0 million over December 31, 2022.

At March 31, 2023, the Company’s nonaccrual loans were $17.6 million compared to $15.3 million at year-end 2022. Nonaccrual loans represented 0.25% of total loans at March 31, 2023, compared to 0.22% at December 31, 2022. The allowance for credit losses to total loans was 1.33% at both March 31, 2023 and December 31, 2022. Net charge-offs were minimal for both the first quarter of 2023 and 2022.

See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note (1) of the Notes to the Consolidated Financial Statements for disclosures regarding recently issued accounting pronouncements since December 31, 2022, the date of its most recent annual report to stockholders.

SEGMENT INFORMATION

See Note (12) of the Notes to the Consolidated Financial Statements for disclosures regarding business segments.

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following table presents, for the periods indicated, certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $5.6 million for the three months ended March 31, 2023 compared to $7.3 million for the three months ended March 31, 2022.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended March 31,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$7,005,731	$104,481	6.05%	$6,359,795	$73,066	4.66%
Debt securities – taxable	1,572,278	8,991	2.32	1,105,222	3,781	1.39
Debt securities – tax exempt	3,481	9	1.07	4,774	34	2.93
Federal funds sold and interest-bearing deposits with banks	2,799,540	32,052	4.64	3,548,875	1,758	0.20
Total earning assets	11,381,030	145,533	5.19	11,018,666	78,639	2.89
Nonearning assets:
Cash and due from banks	218,164			269,015
Interest receivable and other assets	795,316			785,248
Allowance for credit losses	(93,316)			(85,228)
Total nonearning assets	920,164			969,035
Total assets	$12,301,194			$11,987,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$927,265	$1,632	0.71%	$942,178	$191	0.08%
Savings deposits	4,424,063	30,491	2.80	4,170,503	1,141	0.11
Time deposits	705,787	3,054	1.76	654,091	649	0.40
Short-term borrowings	6,844	83	4.94	2,459	1	0.12
Subordinated debt	86,049	1,030	4.86	85,992	1,030	4.86
Total interest-bearing liabilities	6,150,008	36,290	2.39	5,855,223	3,012	0.21
Interest-free funds:
Noninterest-bearing deposits	4,797,014			4,883,050
Interest payable and other liabilities	79,735			67,688
Stockholders’ equity	1,274,437			1,181,740
Total interest free funds	6,151,186			6,132,478
Total liabilities and stockholders’ equity	$12,301,194			$11,987,701
Net interest income		$109,243			$75,627
Net interest spread			2.80%			2.68%
Effect of interest free funds			1.09%			0.10%
Net interest margin			3.89%			2.78%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Income Statement Data
Net interest income	$109,156	$75,507
Provision for credit losses	2,322	2,936
Securities transactions	(213)	(3,915)
Total noninterest income	47,828	43,650
Salaries and employee benefits	49,252	43,932
Total noninterest expense	80,317	72,512
Net income	57,533	35,915
Per Common Share Data
Net income – basic	$1.75	$1.10
Net income – diluted	1.72	1.08
Cash dividends	0.40	0.36
Performance Data
Return on average assets	1.90%	1.22%
Return on average stockholders’ equity	18.31	12.33
Cash dividend payout ratio	22.86	32.73
Net interest spread	2.80	2.68
Net interest margin	3.89	2.78
Efficiency ratio	51.16	60.85
Net charge-offs to average loans	0.00	0.00

Net Interest Income

For the three months ended March 31, 2023, net interest income, which is the Company’s principal source of operating revenue, increased $33.6 million or 44.6% compared to the three months ended March 31, 2022. The increase was due to rising short-term interest rates and loan growth. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin for the first quarter of 2023 increased compared to the first quarter of 2022.

During 2022, the Federal Reserve began raising interest rates to help slow inflation in the economy. The Company’s net interest income and net interest margin were impacted by the increases in interest rates. Our expectation is that interest rates will continue to increase in the near term.

Provision for Credit Losses

The provision for credit losses is presented in the preceding table. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $290,000 for the first quarter of 2023, compared to net loan recoveries of $289,000 for the first quarter of 2022. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a low level.

Noninterest Income

Noninterest income, as presented in the preceding table, increased by $4.2 million for the first quarter of 2023 compared to the first quarter of 2022. The increase in noninterest income was mostly attributable to an increase in sweep account fees due to rising interest rates and higher volume, along with a $1.3 million increase in insurance commissions. Noninterest income for the first quarter of 2023 included $327,000 of income from an equity interest received from a prior loan settlement compared to $4.9 million of income from the same source in the first quarter of 2022. In addition, the first quarter of 2022 included a loss of $4.0 million on the sale of $226 million of low yielding debt securities, which were subsequently reinvested at higher yielding debt securities.

Noninterest income included non-sufficient funds ("NSF") and overdraft fees totaling $6.4 million and $6.5 million for the three months ended March 31, 2023 and 2022, respectively. This represents 13.5% and 15.0% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $12.0 million and $11.7 million during the three months ended March 31, 2023 and 2022, respectively. This represents 25.2% and 26.7% of the Company’s noninterest income for the respective periods.

The Company is subject to political pressures that could limit our ability to charge for NSF and overdraft fees. As of April 1, 2022, the Company lowered the rates charged on NSF and overdraft fees. The Company exceeded $10 billion in total assets at December 31, 2022. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this will cause a reduction of annual pretax income from debit card interchange fees of approximately $22 million beginning July 1, 2023.

Noninterest Expense

Noninterest expense, as presented in the preceding table, increased by $7.8 million for first quarter of 2023 compared to the first quarter of 2022. The increase in noninterest expenses was primarily related to an increase in salaries and employee benefits of $5.3 million. The first quarter of 2022 included a gain on sale of OREO which reduced noninterest expense by $726,000.

Income Taxes

The Company’s effective tax rate was 22.6% for the first quarter of 2023, compared to 17.8% for the first quarter of 2022. During the quarter, the Company adopted ASU 2023-02 and amortized $977,000 of NMTC to income tax expense during the period that would have previously been recorded to other expense, which increased the effective tax rate by 1.31%. Exercises of stock options and a lower state tax rate contributed to the lower effective tax rate in 2022. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Balance Sheet Data
Total assets	$12,332,105	$12,387,863
Total loans (net of unearned interest)	7,124,831	6,949,795
Allowance for credit losses	94,760	92,728
Debt securities	1,618,233	1,540,604
Deposits	10,610,103	10,974,228
Stockholders' equity	1,310,882	1,250,836
Book value per share	39.85	38.05
Tangible book value per share (non-GAAP)(1)	33.73	31.90
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,310,882	$1,250,836
Less goodwill	182,055	182,055
Less intangible assets, net	19,103	19,983
Tangible stockholders' equity (non-GAAP)	$1,109,724	$1,048,798
Common shares outstanding	32,899,493	32,875,560
Tangible book value per share (non-GAAP)	$33.73	$31.90
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	64.54%	60.06%
Average earning assets to total assets (year-to-date)	92.52	91.63
Average stockholders’ equity to average assets (year-to-date)	10.36	9.67
Asset Quality Data
Loans past due 90 days and still accruing	$7,258	$7,085
Nonaccrual loans (3)	17,649	15,299
Other real estate owned and repossessed assets	38,874	36,936
Asset Quality Ratios:
Nonaccrual loans to total loans	0.25%	0.22%
Allowance for credit losses to total loans	1.33	1.33
Allowance for credit losses to nonaccrual loans	536.93	606.10
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

(3) Government agencies guarantee approximately $6.4 million of nonaccrual loans at March 31, 2023.

Cash and Due from Banks, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks decreased by $334.3 million or 10.5% to $2.8 billion, from December 31, 2022 to March 31, 2023. The decrease was related to demand deposits that were moved into the Company's off-balance sheet sweep product. Sweep accounts were $4.1 billion at March 31, 2023, up $394.9 million from December 31, 2022.

Securities

At March 31, 2023, total debt securities increased $77.6 million, or 5.0% compared to December 31, 2022. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $74.5 million at March 31, 2023, compared to a net unrealized loss of $93.7 million at December 31, 2022. These unrealized losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a loss of $56.9 million at March 31, 2023 and a loss of $71.6 million at December 31, 2022. During the quarter ended March 31, 2023, the Company purchased debt securities as shown in the consolidated statements of cash flow. The Company did not have any sales of debt securities during the quarter ended March 31, 2023. During the quarter ended March 31, 2022, the Company had a loss of $4.0 million on bonds resulting from the sale of $226 million of debt securities with an average yield of 0.16%, the proceeds of which were subsequently reinvested in $220 million of debt securities with an average yield of 1.86%.

On January 10, 2022, the Company purchased United States Treasury Notes of $600 million par value with an average yield of 1.42% and an average maturity of 53 months.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

Loans

At March 31, 2023, total loans increased $175.0 million or 2.5% compared to December 31, 2022, as a result of internal loan growth. The increase of internal loan growth was 62% from the Company's Oklahoma subsidiary BancFirst and 38% from the Company's Texas subsidiaries Pegasus and Worthington.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s loan portfolio segments.

Allowance for Credit Losses

The allowance for credit losses to total loans was 1.33% at both March 31, 2023 and December 31, 2022. The overall credit quality of the Company's loan portfolio has remained strong. If unforeseen adverse changes occur in the national or local economy, or in the credit markets, it would be reasonable to expect that the allowance for credit losses would increase in future periods.

Nonaccrual Loans

Nonaccrual loans totaled $17.6 million at March 31, 2023, compared to $15.3 million at December 31, 2022. The Company’s nonaccrual loans are primarily commercial real estate and commercial non-real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $358,000 for the three months ended March 31, 2023 and $376,000 for the three months ended March 31, 2022. Only a small amount of this interest is expected to be ultimately collected. Approximately $6.4 million of nonaccrual loans were guaranteed by government agencies at March 31, 2023.

The classification of a loan as nonaccrual does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections declines. The above normal risk associated with nonaccrual loans has been considered in the determination of the allowance for credit losses. The level of nonaccrual loans and credit losses could rise over time as a result of adverse economic conditions. The allowance for credit losses as a percentage of nonaccrual loans is shown in the table above.

Modified Loans

As of January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2022-02, which eliminates the Troubled Debt Restructurings (“TDR”) recognition and measurement guidance and, instead, requires that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan when a borrower is experiencing financial difficulty. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material.

Other Real Estate Owned and Repossessed Assets

Other real estate owned (OREO) and repossessed assets totaled $38.9 million at March 31, 2023, compared to $36.9 million at December 31, 2022. OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense.

OREO included a commercial real estate property recorded at $30.1 million at March 31, 2023 and $29.4 million at December 31, 2022. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Rental income	$2,690	$2,670
Operating expense	2,381	2,439

The Company's total rental income from OREO was approximately $2.8 million for the three months ended March 31, 2023 and for the three months ended March 31, 2022. In addition, the Company's total OREO holding expense was approximately $2.6 million for the three months ended March 31, 2023 compared to approximately $2.5 million for the three months ended March 31, 2022.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $201.2 million and $202.0 million at March 31, 2023 and December 31, 2022, respectively.

Other assets includes the cash surrender value of key-man life insurance policies totaling $83.3 million at March 31, 2023 and $82.7 million at December 31, 2022.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $26.0 million at March 31, 2023 and $20.7 million at December 31, 2022. These derivative financial instruments have increased due to the increase in oil and gas prices and customer activity. They require a daily margin to be posted, which fluctuates with oil and gas prices and customer activity. At March 31, 2023, the Company had a margin liability included in other liabilities in the amount of $4.6 million. At December 31, 2022, the Company had a margin asset included in other assets in the amount of $6.6 million. See Note (11) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $15.0 million at March 31, 2023 and $15.5 million at December 31, 2022. The Company reviews its portfolio of equity securities for impairment at least quarterly.

The balance of other assets included equity interests of previous borrowers in the oil and gas industry that were received through bankruptcy proceedings, which totaled $20.3 million at March 31, 2023 and $21.4 million at December 31, 2022. Under the equity method, the carrying value of a bank’s investment in an investee is originally recorded at cost but is adjusted periodically to record as income the bank’s proportionate share of the investee’s earnings or losses and decreased by the amount of cash dividends or similar distributions received from the investee.

Low Income Housing and New Market Tax Credit Investments

During 2023, there have not been any material changes in the Company’s low income housing tax credit ("LIHTC") investments and NMTC investments, which are included in other assets on the Company’s consolidated balance sheet. During the quarter the Company adopted ASU 2023-02 and recorded $21.8 million in other assets and other liabilities on the consolidated balance sheet for unfunded LIHTC commitments and amortized $977,000 of NMTC investments to income tax expense during the period that would have previously been recorded to other expense. See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. The Company is highly liquid with 23% of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Deposits

At March 31, 2023, deposits totaled $10.6 billion, a decrease of $364.1 million from December 31, 2022 as demand deposits moved into the Company's off balance sheet sweep product. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 97.8% at March 31, 2023 and 98.1% at December 31, 2022. Noninterest-bearing deposits to total deposits were 42.8% at March 31, 2023, compared to 45.1% at December 31, 2022.

Off-balance sheet sweep accounts totaled $4.1 billion at March 31, 2023 compared to $3.7 billion at December 31, 2022. The Company's sweep accounts affected the balances of both assets and deposits.

Subordinated Debt

See Note (6) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Short-Term Borrowings and Lines of Credit

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $203.5 million at March 31, 2023, compared to $300,000 at December 31, 2022. The increase in short-term borrowings was due to BancFirst taking a $200.0 million advance on its line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas, which was paid off on April 3, 2023. The Company has several lines of credit it can use. At March 31, 2023, BancFirst had $560.3 million available on its line of credit from the FHLB of Topeka, Kansas and a $25.0 million line of credit with another financial institution that is an overnight federal funds facility. Pegasus has a federal funds line of credit with BancFirst for $50.0 million. Worthington has a $25.0 million federal funds line of credit with BancFirst, a $10.5 million line of credit with another financial institution that is an overnight federal funds facility, a federal reserve discount window capacity of $28.2 million and a $69.9 million line of credit from the FHLB of Dallas, Texas.

Capital Resources

Stockholders’ equity totaled $1.3 billion at March 31, 2023 an increase of $60.0 million from December 31, 2022. In addition to net income of $57.5 million, other changes in stockholders’ equity during the three months ended March 31, 2023 included $642,000 related to common stock issuances for stock option exercises, $382,000 related to stock-based compensation and a $14.6 million increase in accumulated other comprehensive income that were partially offset by $13.2 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at March 31, 2023, were well in excess of the regulatory requirements.

See Note (8) of the Notes to Consolidated Financial Statements for a discussion of capital ratios and requirements.

Liquidity Risk and Off-Balance Sheet Arrangements

There have not been any material changes in the Company’s liquidity risk and off-balance sheet arrangements included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Company’s disclosures regarding market risk since December 31, 2022, the date of its most recent annual report to stockholders.

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

Item 1A. Risk Factors.

The following represents a material change in our risk factors from those disclosed in Part I – “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent negative developments in the banking industry could adversely affect our financial condition and results of operations.

The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional, as well as community banks like the Company. These developments have negatively impacted customer confidence in regional and community banks that are not considered too big to fail, which could prompt customers to move uninsured deposits to banks that are perceived as too big to fail. Further, competition for deposits has recently increased and available yields have similarly increased, causing non-interest bearing deposits to move to interest bearing deposits and sweeps. If such movement is permanent, it will reduce our net interest margin going forward. The financial impact on the Company of ongoing market volatility, continued high inflation and rising interest rates will depend on future developments which are highly uncertain and difficult to predict.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit
3.1*	Amended and Restated By-Laws of BancFirst Corporation.

3.2	Restated Certificate of Incorporation of BancFirst Corporation dated August 5, 2021. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32**	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)

* Filed herewith.

** This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: May 9, 2023	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)