Form 10-Q
period 2023-06-30
BANCFIRST CORP /OK/
filed 2023-08-04
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023 there were 32,941,756 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2023	2022
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$221,138	$259,049
Interest-bearing deposits with banks	2,188,004	2,909,861
Federal funds sold	4,481	2,850
Debt securities held for investment (fair value: $1,193 and $2,383, respectively)	1,193	2,383
Debt securities available for sale at fair value	1,569,427	1,538,221
Loans held for sale	8,783	6,232
Loans held for investment (net of unearned interest)	7,298,692	6,943,563
Allowance for credit losses	(96,920)	(92,728)
Loans, net of allowance for credit losses	7,201,772	6,850,835
Premises and equipment, net	279,758	278,088
Other real estate owned	41,270	36,756
Intangible assets, net	18,223	19,983
Goodwill	182,055	182,055
Accrued interest receivable and other assets	304,161	301,550
Total assets	$12,020,265	$12,387,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,285,620	$4,944,730
Interest-bearing	6,189,560	6,029,498
Total deposits	10,475,180	10,974,228
Short-term borrowings	3,893	300
Accrued interest payable and other liabilities	114,329	76,455
Subordinated debt	86,072	86,044
Total liabilities	10,679,474	11,137,027

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,939,256 and 32,875,560, respectively	32,939	32,876
Capital surplus	172,358	169,231
Retained earnings	1,206,499	1,120,292
Accumulated other comprehensive loss, net of tax benefit of $21,953 and $22,107, respectively	(71,005)	(71,563)
Total stockholders' equity	1,340,791	1,250,836
Total liabilities and stockholders' equity	$12,020,265	$12,387,863

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans, including fees	$114,612	$78,726	$219,008	$151,680
Debt securities:
Taxable	9,408	5,142	18,399	8,923
Tax-exempt	23	23	30	49
Federal funds sold	81	5	113	6
Interest-bearing deposits with banks	26,694	7,600	58,714	9,357
Total interest income	150,818	91,496	296,264	170,015
INTEREST EXPENSE
Deposits	43,732	3,586	78,909	5,567
Short-term borrowings	129	12	212	13
Subordinated debt	1,031	1,031	2,061	2,061
Total interest expense	44,892	4,629	81,182	7,641
Net interest income	105,926	86,867	215,082	162,374
Provision for credit losses	2,824	501	5,146	3,437
Net interest income after provision for credit losses	103,102	86,366	209,936	158,937
NONINTEREST INCOME
Trust revenue	4,590	3,949	8,812	7,455
Service charges on deposits	22,268	21,618	43,499	42,993
Securities transactions (includes accumulated other comprehensive loss reclassifications of $0, $0, $0 and $1,536, respectively)	110	—	(103)	(3,915)
Income from sales of loans	757	1,256	1,361	2,922
Insurance commissions	6,225	5,302	14,966	12,729
Cash management	7,927	4,447	14,661	7,578
Gain on sale of other assets	315	118	794	163
Other	5,782	5,908	11,812	16,323
Total noninterest income	47,974	42,598	95,802	86,248
NONINTEREST EXPENSE
Salaries and employee benefits	49,803	45,284	99,055	89,216
Occupancy, net	5,118	4,734	10,101	9,137
Depreciation	4,769	4,647	9,412	9,422
Amortization of intangible assets	880	857	1,760	1,688
Data processing services	2,217	1,975	4,324	3,780
Net expense from other real estate owned	2,889	(510)	5,348	1,284
Marketing and business promotion	1,900	1,591	4,427	3,664
Deposit insurance	1,463	1,196	3,076	2,324
Other	12,071	13,943	23,924	25,714
Total noninterest expense	81,110	73,717	161,427	146,229
Income before taxes	69,966	55,247	144,311	98,956
Income tax expense	14,956	10,540	31,768	18,334
Net income	$55,010	$44,707	$112,543	$80,622
NET INCOME PER COMMON SHARE
Basic	$1.67	$1.36	$3.42	$2.46
Diluted	$1.64	$1.34	$3.36	$2.42
OTHER COMPREHENSIVE (LOSS)/GAIN
Unrealized (loss)/income on debt securities, net of tax benefit/(expense) of $4,350, $5,240, $(154) and $15,459, respectively	(14,091)	(16,972)	558	(49,805)
Reclassification adjustment for loss included in net income, net of tax expense of $0, $0, $0 and $369, respectively	—	—	—	1,167
Other comprehensive (loss)/income, net of tax benefit/(expense) of $4,350, $5,240, $(154) and $15,090, respectively	(14,091)	(16,972)	558	(48,638)
Comprehensive income	$40,919	$27,735	$113,101	$31,984

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
COMMON STOCK
Issued at beginning of period	$32,900	$32,726	$32,876	$32,603
Shares issued for stock options	39	55	63	178
Issued at end of period	$32,939	$32,781	$32,939	$32,781
CAPITAL SURPLUS
Balance at beginning of period	$170,231	$163,392	$169,231	$159,914
Common stock issued for stock options	1,296	1,443	1,914	4,463
Stock-based compensation arrangements	831	460	1,213	918
Balance at end of period	$172,358	$165,295	$172,358	$165,295
RETAINED EARNINGS
Balance at beginning of period	$1,164,665	$1,001,200	$1,120,292	$977,067
Net income	55,010	44,707	112,543	80,622
Dividends on common stock ($0.40, $0.36, $0.80 and $0.72 per share, respectively)	(13,176)	(11,800)	(26,336)	(23,582)
Balance at end of period	$1,206,499	$1,034,107	$1,206,499	$1,034,107
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(56,914)	$(29,516)	$(71,563)	$2,150
Net change	(14,091)	(16,972)	558	(48,638)
Balance at end of period	$(71,005)	$(46,488)	$(71,005)	$(46,488)
Total stockholders’ equity	$1,340,791	$1,185,695	$1,340,791	$1,185,695

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,543	$80,622
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	5,146	3,437
Depreciation and amortization	11,172	11,110
Net amortization of securities premiums and discounts	(577)	2,773
Realized securities losses	103	3,915
Gain on sales of loans	(1,361)	(2,922)
Cash receipts from the sale of loans originated for sale	77,758	155,075
Cash disbursements for loans originated for sale	(78,948)	(134,737)
Deferred income tax benefit	(1,489)	(1,806)
Gain on sale of other assets	(1,061)	(3,996)
Increase in interest receivable	(3,387)	(5,065)
Increase in interest payable	3,005	160
Amortization of stock-based compensation arrangements	1,213	918
Excess tax benefit from stock-based compensation arrangements	(734)	(1,771)
Other, net	5,797	12,127
Net cash provided by operating activities	129,180	119,840
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	—	121,099
Net (increase)/decrease in federal funds sold	(1,631)	1,888
Purchases of available for sale debt securities	(94,112)	(1,009,340)
Proceeds from maturities, calls and paydowns of held for investment debt securities	1,349	66
Proceeds from maturities, calls and paydowns of available for sale debt securities	64,036	44,915
Proceeds from sales of available for sale securities	—	222,473
Purchase of equity securities	(294)	(208)
Proceeds from paydowns and sales of equity securities	531	699
Net change in loans	(357,140)	(190,135)
Net receipts/(payments) on derivative asset contracts	11,628	(84,932)
Purchases of premises, equipment and computer software	(13,016)	(11,869)
Purchase of tax credits	(3,813)	(3,676)
Other, net	23,302	10,519
Net cash used in investing activities	(369,160)	(898,501)
FINANCING ACTIVITIES
Net change in deposits	(499,048)	2,620,757
Net change in short-term borrowings	3,593	6,100
Issuance of common stock in connection with stock options, net	1,977	4,641
Cash dividends paid	(26,310)	(23,518)
Net cash (used in) provided by financing activities	(519,788)	2,607,980
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(759,768)	1,829,319
Cash, due from banks and interest-bearing deposits at the beginning of the period	3,168,910	2,050,022
Cash, due from banks and interest-bearing deposits at the end of the period	$2,409,142	$3,879,341
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$78,176	$7,456
Cash paid during the period for income taxes	$31,180	$14,080
Noncash investing and financing activities:
Cash consideration for acquisitions	$—	$77,685
Fair value of assets acquired in acquisitions	$—	$511,466
Liabilities assumed in acquisitions	$—	$433,782
Unpaid common stock dividends declared	$13,176	$11,801

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

Reclassifications

Certain loan segments from 2022 have been reclassified to conform to the 2023 presentation. Such reclassifications had no effect on previously reported balance sheets, cash flows, stockholders’ equity or comprehensive income.

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

In March 2023, the FASB issued ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323)." ASU 2023-02 permits the election of accounting for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, if certain conditions are met. Using the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). The amendments are effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted for all entities in any interim period. The Company adopted the amendment as of January 1, 2023 using the modified retrospective transition. The Company has investments in New Markets Tax Credits ("NMTC") and Low-Income Housing Tax Credits ("LIHTC") that will be affected by ASU 2023-02. Upon adoption of ASU No. 2023-02, the Company recorded $21.8 million in other assets and other liabilities on the consolidated balance sheet for unfunded LIHTC commitments and amortized $977,000 of NMTC investments to income tax expense during the period that would have previously been recorded to other expense. ASU No. 2023-02 did not have a significant impact on the Company’s consolidated financial statements.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On July 28, 2023, the Company's wholly-owned subsidiary BancFirst applied to become a Federal Reserve System member bank, which would change its primary regulator from the Federal Deposit Insurance Corporation (“FDIC”) to the Federal Reserve System. The Company expects its other wholly-owned subsidiaries Pegasus and Worthington will also apply for Federal Reserve System membership. The BancFirst application is pending approval from the Federal Reserve System.

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

(3) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023	(Dollars in thousands)
Mortgage backed securities (1)	$8	$—	$—	$8
States and political subdivisions	685	—	—	685
Other securities	500	—	—	500
Total	$1,193	$—	$—	$1,193
December 31, 2022
Mortgage backed securities (1)	$13	$—	$—	$13
States and political subdivisions	1,870	—	—	1,870
Other securities	500	—	—	500
Total	$2,383	$—	$—	$2,383

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023	(Dollars in thousands)
U.S. treasuries	$1,599,593	$—	$(89,527)	$1,510,066
U.S. federal agencies	13,368	170	(2)	13,536
Mortgage backed securities (1)	17,479	10	(1,869)	15,620
States and political subdivisions	10,998	21	(133)	10,886
Asset backed securities	12,784	—	(349)	12,435
Other securities	8,163	—	(1,279)	6,884
Total	$1,662,385	$201	$(93,159)	$1,569,427
December 31, 2022
U.S. treasuries	$1,568,563	$—	$(90,699)	$1,477,864
U.S. federal agencies	15,025	198	(1)	15,222
Mortgage backed securities (1)	18,449	21	(1,884)	16,586
States and political subdivisions	8,320	35	(221)	8,134
Asset backed securities	13,371	—	(361)	13,010
Other securities	8,163	—	(758)	7,405
Total	$1,631,891	$254	$(93,924)	$1,538,221

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

	June 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$350	$350	$1,186	$1,186
After one year but within five years	842	842	1,195	1,195
After five years but within ten years	1	1	2	2
After ten years	—	—	—	—
Total	$1,193	$1,193	$2,383	$2,383
Available for Sale
Contractual maturity of debt securities:
Within one year	$150,837	$147,496	$101,607	$100,655
After one year but within five years	1,269,157	1,187,686	1,316,874	1,233,725
After five years but within ten years	202,889	196,755	170,513	163,101
After ten years	39,502	37,490	42,897	40,740
Total debt securities	$1,662,385	$1,569,427	$1,631,891	$1,538,221

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Book value of pledged securities	$593,260	$573,952

The following is a detail of proceeds from sales and the realized losses on available for sale debt securities:

	For the Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Proceeds	$—	$222,473
Gross losses realized	—	3,990

There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company sold $226 million of debt securities with an average yield of 0.16%, the proceeds of which were subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. The Company used specific identification to reclassify the unrealized loss in other comprehensive income to a realized loss, as shown in the consolidated statements of comprehensive income.

Realized gains/losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at June 30, 2023 and December 31, 2022 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
June 30, 2023
Available for Sale
U.S. treasuries	73	$414,002	$13,360	$1,096,064	$76,167	$1,510,066	$89,527
U.S. federal agencies	3	1,305	2	—	—	1,305	2
Mortgage backed securities	91	1,452	5	13,899	1,864	15,351	1,869
States and political subdivisions	10	2,029	22	1,251	111	3,280	133
Asset backed securities	1	—	—	12,435	349	12,435	349
Other securities	3	4,476	687	2,408	592	6,884	1,279
Total	181	$423,264	$14,076	$1,126,057	$79,083	$1,549,321	$93,159
December 31, 2022
Available for Sale
U.S. treasuries	74	$787,925	$27,078	$689,939	$63,621	$1,477,864	$90,699
U.S. federal agencies	1	—	—	349	1	349	1
Mortgage backed securities	92	10,001	1,239	5,055	645	15,056	1,884
States and political subdivisions	8	2,308	184	464	37	2,772	221
Asset backed securities	1	13,010	361	—	—	13,010	361
Other securities	3	4,871	291	2,534	467	7,405	758
Total	179	$818,115	$29,153	$698,341	$64,771	$1,516,456	$93,924

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of June 30, 2023 and December 31, 2022, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Certain loan segments from 2022 have been reclassified to conform to the 2023 presentation. Each loan segment is made up of loan categories possessing similar risk characteristics. The Company’s re-alignment of the segments primarily consisted of reclassifying farmland and agriculture related loans that were previously included in consumer-related and commercial-related loans to the agriculture category. Management believes this accurately represents the risk profile of each loan segment. These reclassifications did not have a significant impact on the allowance for credit losses.

Loans held for investment are summarized by portfolio segment as follows:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	969,914	908,494
Commercial real estate non-owner occupied	1,412,476	1,383,150
Construction and development < 60 months	549,068	475,236
Construction residential real estate < 60 months	276,726	303,305
Residential real estate first lien	1,189,944	1,117,899
Residential real estate all other	219,752	196,198
Agriculture	422,327	408,037
Commercial non-real estate	1,349,789	1,241,454
Consumer non-real estate	457,897	446,756
Oil and gas	450,799	463,034
Total (1)	$7,298,692	$6,943,563
(1) Excludes accrued interest receivable of $34.3 million at June 30, 2023 and $30.6 million at December 31, 2022, that is recorded in accrued interest receivable and other assets.

The Company's loans are currently 85% held by BancFirst and 15% held by Pegasus and Worthington. In addition, approximately 69% of the Company's loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

The Company's portfolio segment descriptions and the weighted average remaining life of portfolio segments are disclosed in Note (5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Loan Modifications, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of other real estate owned and repossessed assets:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Other real estate owned and repossessed assets	$41,612	$36,936

As of both June 30, 2023 and December 31, 2022, other real estate owned included a commercial real estate property recorded at approximately $32.9 million and $29.4 million, respectively. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Rental income	$2,778	$2,643	$5,468	$5,313
Operating expense	2,967	2,299	5,348	4,738

During the six months ended June 30, 2023, the Company sold property held in other real estate owned for a total gain of $266,000, compared to a total gain of $3.8 million in the six months ended June 30, 2022.

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of modified loans was approximately $9.7 million during the period ended June 30, 2023.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either of the six months ended June 30, 2023 or 2022. In addition, there were no nonaccrual loans for which there is no related allowance for credit losses at both June 30, 2023 and December 31, 2022. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $718,000 for the six months ended June 30, 2023 and approximately $653,000 for the six months ended June 30, 2022.

Nonaccrual loans guaranteed by government agencies totaled approximately $6.6 million at June 30, 2023 and approximately $4.7 million at December 31, 2022.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$4,360	$1,795
Commercial real estate non-owner occupied	706	667
Construction and development < 60 months	81	93
Construction residential real estate < 60 months	376	430
Residential real estate first lien	2,717	1,947
Residential real estate all other	845	55
Agriculture	2,141	2,734
Commercial non-real estate	6,497	7,066
Consumer non-real estate	241	192
Oil and gas	83	320
Total	$18,047	$15,299

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
As of June 30, 2023
Real estate:
Commercial real estate owner occupied	$2,439	$1,684	$6,844	$10,967	$958,947	$969,914	$4,152
Commercial real estate non-owner occupied	236	8,752	875	9,863	1,402,613	1,412,476	213
Construction and development < 60 months	52	—	984	1,036	548,032	549,068	903
Construction residential real estate < 60 months	1,342	103	543	1,988	274,738	276,726	543
Residential real estate first lien	2,597	1,328	2,534	6,459	1,183,485	1,189,944	879
Residential real estate all other	1,092	280	840	2,212	217,540	219,752	61
Agriculture	833	268	838	1,939	420,388	422,327	50
Commercial non-real estate	3,795	928	6,055	10,778	1,339,011	1,349,789	1,567
Consumer non-real estate	2,405	807	569	3,781	454,116	457,897	431
Oil and gas	236	654	83	973	449,826	450,799	—
Total	$15,027	$14,804	$20,165	$49,996	$7,248,696	$7,298,692	$8,799

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
As of December 31, 2022
Real estate:
Commercial real estate owner occupied	$1,314	$1,524	$4,580	$7,418	$901,076	$908,494	$4,580
Commercial real estate non-owner occupied	6,237	—	42	6,279	1,376,871	1,383,150	43
Construction and development < 60 months	535	40	114	689	474,547	475,236	81
Construction residential real estate < 60 months	1,320	282	148	1,750	301,555	303,305	—
Residential real estate first lien	3,415	1,076	844	5,335	1,112,564	1,117,899	349
Residential real estate all other	265	37	185	487	195,711	196,198	166
Agriculture	2,357	34	2,265	4,656	403,381	408,037	1,054
Commercial non-real estate	2,490	2,142	2,772	7,404	1,234,050	1,241,454	345
Consumer non-real estate	2,591	648	585	3,824	442,932	446,756	467
Oil and gas	654	—	—	654	462,380	463,034	—
Total	$21,178	$5,783	$11,535	$38,496	$6,905,067	$6,943,563	$7,085

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

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
As of June 30, 2023
Commercial real estate owner occupied
Grade 1	$75,514	$174,029	$131,583	$96,065	$91,649	$150,940	$51,100	$770,880
Grade 2	22,851	42,130	30,830	24,524	19,136	30,000	18,248	187,719
Grade 3	19	—	4,450	1,193	883	1,459	212	8,216
Grade 4	—	314	345	311	1,166	624	—	2,760
Grade 5	—	—	—	—	339	—	—	339
Total commercial real estate owner occupied	98,384	216,473	167,208	122,093	113,173	183,023	69,560	969,914
Commercial real estate non-owner occupied
Grade 1	$116,433	$324,990	$221,196	$159,511	$92,137	$79,849	$45,799	$1,039,915
Grade 2	44,955	107,929	43,476	33,416	32,628	71,739	23,609	357,752
Grade 3	—	6,733	5	150	6,207	795	—	13,890
Grade 4	44	820	—	—	—	55	—	919
Total commercial real estate non-owner occupied	161,432	440,472	264,677	193,077	130,972	152,438	69,408	1,412,476
Construction and development < 60 months
Grade 1	$88,593	$139,210	$77,235	$14,074	$4,622	$6,522	$70,118	$400,374
Grade 2	42,927	36,862	15,894	1,584	13,984	2,418	33,679	147,348
Grade 3	—	903	103	98	—	7	154	1,265
Grade 4	—	81	—	—	—	—	—	81
Total construction and development < 60 months	131,520	177,056	93,232	15,756	18,606	8,947	103,951	549,068
Construction residential real estate < 60 months
Grade 1	$106,520	$80,355	$1,897	$257	$6	$39	$33,846	$222,920
Grade 2	25,787	26,221	38	22	—	388	90	52,546
Grade 3	99	785	—	—	—	—	—	884
Grade 4	376	—	—	—	—	—	—	376
Total construction residential real estate < 60 months	132,782	107,361	1,935	279	6	427	33,936	276,726
Residential real estate first lien
Grade 1	$160,801	$256,377	$189,258	$130,017	$78,783	$168,639	$3,721	$987,596
Grade 2	21,024	46,624	35,716	24,654	12,691	44,160	—	184,869
Grade 3	1,236	1,867	2,959	1,035	1,664	3,926	—	12,687
Grade 4	361	177	1,181	292	646	2,135	—	4,792
Total residential real estate first lien	183,422	305,045	229,114	155,998	93,784	218,860	3,721	1,189,944
Residential real estate all other
Grade 1	$25,642	$28,209	$8,615	$9,218	$4,625	$14,003	$39,561	$129,873
Grade 2	2,380	4,982	2,202	1,983	1,509	3,476	69,231	85,763
Grade 3	171	422	77	45	146	471	1,877	3,209
Grade 4	—	24	10	26	—	50	797	907
Total residential real estate all other	28,193	33,637	10,904	11,272	6,280	18,000	111,466	219,752
Agriculture
Grade 1	$32,122	$61,718	$39,267	$32,007	$18,986	$36,796	$39,208	$260,104
Grade 2	18,303	23,027	19,601	8,718	9,835	17,869	43,466	140,819
Grade 3	6,781	1,204	1,527	3,396	144	3,815	3,255	20,122
Grade 4	59	668	57	169	44	254	31	1,282
Total Agriculture	57,265	86,617	60,452	44,290	29,009	58,734	85,960	422,327
Commercial non-real estate
Grade 1	$148,198	$288,490	$176,959	$48,809	$42,278	$43,672	$293,889	$1,042,295
Grade 2	55,938	65,449	28,746	16,090	10,820	21,080	96,657	294,780
Grade 3	1,208	2,284	575	172	619	1,381	2,491	8,730
Grade 4	11	983	348	693	372	279	1,034	3,720
Grade 5	—	—	—	—	264	—	—	264
Total commercial non-real estate	205,355	357,206	206,628	65,764	54,353	66,412	394,071	1,349,789
Consumer non-real estate
Grade 1	$118,847	$146,280	$76,246	$27,782	$13,664	$4,737	$26,330	$413,886
Grade 2	7,960	16,721	8,236	2,766	971	1,804	1,642	40,100
Grade 3	155	984	1,013	401	245	115	16	2,929
Grade 4	39	392	352	44	85	25	4	941
Grade 5	—	41	—	—	—	—	—	41
Total consumer non-real estate	127,001	164,418	85,847	30,993	14,965	6,681	27,992	457,897
Oil and gas
Grade 1	$62,557	$13,971	$96,748	$12,909	$2,273	$17,373	$159,813	$365,644
Grade 2	6,779	5,334	2,251	432	18,470	255	47,498	81,019
Grade 3	—	2,091	240	3	—	—	1,719	4,053
Grade 4	—	83	—	—	—	—	—	83
Total oil and gas	69,336	21,479	99,239	13,344	20,743	17,628	209,030	450,799
Total loans held for investment	$1,194,690	$1,909,764	$1,219,236	$652,866	$481,891	$731,150	$1,109,095	$7,298,692

The following tables summarize the Company’s gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
Three months ended June 30, 2023
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	2	—	—	—	2
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	—	—	19	21	—	2	—	42
Residential real estate all other
Current-period gross charge-offs	—	2	—	—	—	—	—	2
Agriculture
Current-period gross charge-offs	—	—	—	301	1	—	—	302
Commercial non-real estate
Current-period gross charge-offs	42	34	1	20	—	5	—	102
Consumer non-real estate
Current-period gross charge-offs	29	186	115	14	28	11	15	398
Oil and gas
Current-period gross charge-offs	—	2	—	—	—	—	—	2
Total current-period gross charge-offs	$71	$224	$135	$358	$29	$18	$15	$850

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
Six months ended June 30, 2023
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$7	$1	$22	$18	$—	$—	$48
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	—	—	3	—	3
Construction and development < 60 months
Current-period gross charge-offs	—	2	—	2	—	—	—	4
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	—	—	19	21	—	4	—	44
Residential real estate all other
Current-period gross charge-offs	—	4	19	—	1	4	—	28
Agriculture
Current-period gross charge-offs	—	4	—	317	14	2	—	337
Commercial non-real estate
Current-period gross charge-offs	42	101	63	20	—	52	—	278
Consumer non-real estate
Current-period gross charge-offs	29	262	147	29	37	17	17	538
Oil and gas
Current-period gross charge-offs	—	2	—	—	—	—	—	2
Total current-period gross charge-offs	$71	$382	$249	$411	$70	$82	$17	$1,282

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

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2023
Real estate:
Commercial real estate owner occupied	$6,547	$—	$3	$3	$258	$6,808
Commercial real estate non-owner occupied	32,120	—	—	—	1,312	33,432
Construction and development < 60 months	3,608	(2)	3	1	(169)	3,440
Construction residential real estate < 60 months	3,226	—	—	—	327	3,553
Residential real estate first lien	4,454	(42)	10	(32)	333	4,755
Residential real estate all other	1,444	(2)	1	(1)	218	1,661
Agriculture	6,268	(302)	7	(295)	453	6,426
Commercial non-real estate	25,079	(102)	127	25	23	25,127
Consumer non-real estate	4,232	(398)	35	(363)	475	4,344
Oil and gas	7,782	(2)	—	(2)	(406)	7,374
Total	$94,760	$(850)	$186	$(664)	$2,824	$96,920

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Six Months Ended June 30, 2023
Real estate:
Commercial real estate owner occupied	$6,416	$(48)	$52	$4	$388	$6,808
Commercial real estate non-owner occupied	30,190	(3)	—	(3)	3,245	33,432
Construction and development < 60 months	3,778	(4)	6	2	(340)	3,440
Construction residential real estate < 60 months	3,275	—	—	—	278	3,553
Residential real estate first lien	4,092	(44)	13	(31)	694	4,755
Residential real estate all other	1,418	(28)	3	(25)	268	1,661
Agriculture	6,217	(337)	13	(324)	533	6,426
Commercial non-real estate	25,106	(278)	149	(129)	150	25,127
Consumer non-real estate	4,132	(538)	92	(446)	658	4,344
Oil and gas	8,104	(2)	—	(2)	(728)	7,374
Total	$92,728	$(1,282)	$328	$(954)	$5,146	$96,920

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2022
Real estate:
Commercial real estate owner occupied	$8,262	$(4)	$30	$26	$(1,360)	$6,928
Commercial real estate non-owner occupied	16,348	—	—	—	(33)	16,315
Construction and development < 60 months	3,272	—	2	2	406	3,680
Construction residential real estate < 60 months	1,103	—	—	—	80	1,183
Residential real estate first lien	3,394	(5)	6	1	(40)	3,355
Residential real estate all other	1,560	(36)	—	(36)	(44)	1,480
Agriculture	8,018	—	4	4	(66)	7,956
Commercial non-real estate	25,163	(717)	26	(691)	898	25,370
Consumer non-real estate	3,730	(153)	42	(111)	431	4,050
Oil and gas	16,389	—	—	—	229	16,618
Total	$87,239	$(915)	$110	$(805)	$501	$86,935

	Allowance for Credit Losses
	Balance at beginning of period	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Six Months Ended June 30, 2022
Real estate:
Commercial real estate owner occupied	$7,550	$—	$(20)	$78	$58	$(680)	$6,928
Commercial real estate non-owner occupied	16,807	—	—	—	—	(492)	16,315
Construction and development < 60 months	3,454	—	—	5	5	221	3,680
Construction residential real estate < 60 months	1,051	—	—	—	—	132	1,183
Residential real estate first lien	3,048	2	(49)	13	(36)	341	3,355
Residential real estate all other	1,567	—	(36)	402	366	(453)	1,480
Agriculture	8,392	—	(125)	7	(118)	(318)	7,956
Commercial non-real estate	25,565	48	(774)	136	(638)	395	25,370
Consumer non-real estate	3,694	28	(233)	80	(153)	481	4,050
Oil and gas	12,808	—	—	—	—	3,810	16,618
Total	$83,936	$78	$(1,237)	$721	$(516)	$3,437	$86,935

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the six month period ended June 30, 2023. The credit-deteriorated loans purchased during the six months ended June 30, 2022 were as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the period ended June 30, 2022
Purchase price of loans at acquisition	$661
Allowance for credit losses at acquisition	78
Par value of acquired loans at acquisition	$739

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the six months ended June 30, 2023 and 2022, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of June 30, 2023
Real estate:
Commercial real estate owner occupied	$2,129	$—	$—	$—	$2,129	$863
Commercial real estate non-owner occupied	664	—	—	—	664	270
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	376	—	—	—	376	45
Residential real estate first lien	371	—	—	—	371	118
Residential real estate all other	41	—	—	—	41	19
Agriculture	3,436	672	—	3,068	7,176	2,694
Commercial non-real estate	—	4,879	—	—	4,879	1,747
Consumer non-real estate	—	—	—	93	93	56
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$7,017	$5,551	$—	$3,161	$15,729	$5,812

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2022
Real estate:
Commercial real estate owner occupied	$2,213	$—	$—	$—	$2,213	$870
Commercial real estate non-owner occupied	1,263	—	—	—	1,263	333
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	420	—	—	—	420	45
Residential real estate first lien	481	—	—	—	481	207
Residential real estate all other	9	—	—	—	9	9
Agriculture	3,447	701	—	3,592	7,740	3,114
Commercial non-real estate	—	5,924	—	4	5,928	1,938
Consumer non-real estate	—	—	—	117	117	81
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$7,833	$6,625	$—	$3,713	$18,171	$6,597
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

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Other real estate owned	$667	$4,065
Repossessed assets	946	503
Total	$1,613	$4,568

(5) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
June 30, 2023
Core deposit intangibles	$33,298	$(15,316)	$17,982
Customer relationship intangibles	3,350	(3,109)	241
Total	$36,648	$(18,425)	$18,223
December 31, 2022
Core deposit intangibles	$33,298	$(13,615)	$19,683
Customer relationship intangibles	3,350	(3,050)	300
Total	$36,648	$(16,665)	$19,983

The following is a summary of goodwill by business segment:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Six months ended June 30, 2023
Balance at beginning and end of period	$13,767	$61,212	$68,855	$32,133	$5,464	$624	$182,055

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

(7) STOCK-BASED COMPENSATION

The Company had a nonqualified incentive stock option plan, the BancFirst Corporation Stock Option Plan (the “Employee Plan”), which was terminated on June 1, 2023. The remaining options will continue to vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant.

The Company had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”), which was terminated on June 1, 2023. The remaining options will continue to vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant.

On May 25, 2023, the shareholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan shall continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At June 30, 2023 there were 497,375 shares available for future grants. The restricted stock units ("RSU") vest beginning two years from the date of grant at the rate of 20% per year for five years. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant.

The Company currently uses newly issued shares for stock option exercises and restricted stock units, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the six months ended June 30, 2023 or June 30, 2022.

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Six Months Ended June 30, 2023
Outstanding at December 31, 2022	1,310,290	$52.51
Exercised	(45,899)	33.54
Canceled, forfeited, or expired	(8,500)	87.97
Outstanding at June 30, 2023	1,255,891	52.96	10.18 Yrs.	$49,029
Exercisable at June 30, 2023	477,266	31.74	6.41 Yrs.	$28,760

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of options exercised	$1,979	$2,979	$2,331	$8,943
Cash received from options exercised	1,318	1,303	1,539	4,292
Tax benefit realized from options exercised	475	716	560	2,150

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period. The risk-free interest rate is determined by reference to the spot zero-coupon rate for the U.S. Treasury security with a maturity similar to the expected term of the options. The dividend yield is the expected yield for the expected term. The stock price volatility is estimated from the recent historical volatility of the Company’s stock. The expected term is estimated from the historical option exercise experience. The Company accounts for forfeitures as they occur. No stock options were granted during the six months ended June 30, 2023.

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Six Months Ended June 30,
	2023	2022
Weighted average grant-date fair value per share of options granted	$—	$29.08
Risk-free interest rate	—	1.75 to 3.25%
Dividend yield	—	2.00%
Stock price volatility	—	34.61 to 34.71%
Expected term	—	10 Yrs

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Six Months Ended June 30, 2023
Nonvested at December 31, 2022	—
Granted	2,625	$93.66
Nonvested at June 30, 2023	2,625

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of June 30, 2023, there are 22,252 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 17,797 and 13,288 shares of common stock distributed from the Deferred Stock Compensation Plan during the six months ended June 30, 2023 and 2022, respectively.

A summary of the accumulated stock units is as follows:

	June 30,	December 31,
	2023	2022
Accumulated stock units	115,848	129,609
Average price	$38.26	$34.91

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income.

The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Stock-based compensation expense	$831	$460	$1,213	$918
Tax benefit	200	111	292	221
Stock-based compensation expense, net of tax	$631	$349	$921	$697

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

June 30, 2023
(Dollars in thousands)
Unearned stock-based compensation expense	$11,867

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

The following table is a summary of the shares under the program:

June 30, 2023
Shares remaining to be repurchased	500,486

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of BancFirst Corporation’s, BancFirst’s, Pegasus’s and Worthington's assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of June 30, 2023, BancFirst Corporation, BancFirst, Pegasus and Worthington met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2023:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,393,706	16.81%	$663,195	8.00%	$870,444	10.50%	N/A	N/A
BancFirst	1,160,255	16.23%	571,919	8.00%	750,644	10.50%	$714,899	10.00%
Pegasus	138,455	17.62%	62,861	8.00%	82,505	10.50%	78,576	10.00%
Worthington	49,963	13.30%	30,055	8.00%	39,447	10.50%	37,568	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,211,518	14.61%	$373,047	4.50%	$580,296	7.00%	N/A	N/A
BancFirst	1,054,783	14.75%	321,705	4.50%	500,429	7.00%	$464,684	6.50%
Pegasus	130,150	16.56%	35,359	4.50%	55,003	7.00%	51,074	6.50%
Worthington	46,200	12.30%	16,906	4.50%	26,698	7.00%	24,419	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,237,518	14.93%	$497,396	6.00%	$704,645	8.50%	N/A	N/A
BancFirst	1,074,783	15.03%	428,940	6.00%	607,664	8.50%	$571,919	8.00%
Pegasus	130,150	16.56%	47,145	6.00%	66,789	8.50%	62,861	8.00%
Worthington	46,200	12.30%	22,541	6.00%	31,933	8.50%	30,055	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,237,518	10.50%	$471,255	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,074,783	10.63%	401,047	4.00%	N/A	N/A	$501,309	5.00%
Pegasus	130,150	10.41%	50,026	4.00%	N/A	N/A	62,532	5.00%
Worthington	46,200	9.18%	20,136	4.00%	N/A	N/A	25,171	5.00%

As of June 30, 2023, the most recent notifications from the Federal Reserve Bank of Kansas City, the FDIC and the Comptroller of the Currency, categorized BancFirst, Pegasus and Worthington as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. The Company's Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines. There are no conditions or events since the most recent notifications to BancFirst Corporation, BancFirst, Pegasus and Worthington of their capital category that management believes would materially change their category under capital requirements existing as of the report date.

(9) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended June 30, 2023
Basic
Income available to common stockholders	$55,010	32,920,497	$1.67
Dilutive effect of stock options	—	546,757
Diluted
Income available to common stockholders plus assumed exercises of stock options	$55,010	33,467,254	$1.64
Three Months Ended June 30, 2022
Basic
Income available to common stockholders	$44,707	32,749,752	$1.36
Dilutive effect of stock options	—	668,730
Diluted
Income available to common stockholders plus assumed exercises of stock options	$44,707	33,418,482	$1.34
Six Months Ended June 30, 2023
Basic
Income available to common stockholders	$112,543	32,906,753	$3.42
Dilutive effect of stock options	—	559,178
Diluted
Income available to common stockholders plus assumed exercises of stock options	$112,543	33,465,931	$3.36
Six Months Ended June 30, 2022
Basic
Income available to common stockholders	$80,622	32,708,563	$2.46
Dilutive effect of stock options	—	658,236
Diluted
Income available to common stockholders plus assumed exercises of stock options	$80,622	33,366,799	$2.42

The following table shows the number of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended June 30, 2023	305,407
Three Months Ended June 30, 2022	122,489
Six Months Ended June 30, 2023	307,608
Six Months Ended June 30, 2022	131,779

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2023
Debt securities available for sale:
U.S. Treasury	$1,510,066	$—	$—	$1,510,066
U.S. federal agencies	—	13,536	—	13,536
Mortgage-backed securities	—	15,620	—	15,620
States and political subdivisions	—	10,459	427	10,886
Asset backed securities	—	12,435	—	12,435
Other debt securities	—	6,884	—	6,884
Derivative assets	—	23,340	—	23,340
Derivative liabilities	—	21,813	—	21,813

December 31, 2022
Debt securities available for sale:
U.S. Treasury	$1,477,864	$—	$—	$1,477,864
U.S. federal agencies	—	15,222	—	15,222
Mortgage-backed securities	—	16,586	—	16,586
States and political subdivisions	—	7,680	454	8,134
Asset backed securities	—	13,010	—	13,010
Other debt securities		7,405		7,405
Derivative assets	—	20,745	—	20,745
Derivative liabilities	—	19,683	—	19,683

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at the beginning of the year	$454	$320
Purchases	—	255
Settlements	(30)	(110)
Total unrealized gain	3	(11)
Balance at the end of the period	$427	$454

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2023, the Company did not transfer any debt securities. In addition, during the year ended December 31, 2022, the Company did not transfer any debt securities.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended June 30, 2023
Equity securities	$15,172
Collateral dependent loans	122
Repossessed assets	320
Other real estate owned	5,100
As of and for the Year-to-date Period Ended December 31, 2022
Equity securities	$15,512
Collateral dependent loans	1,618
Repossessed assets	180
Other real estate owned	34,999

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$2,409,142	$2,409,142	$3,168,910	$3,168,910
Federal funds sold	4,481	4,481	2,850	2,850
Debt securities held for investment	8	8	13	13
Loans held for sale	8,783	8,783	6,232	6,232
Level 3 inputs:
Debt securities held for investment	1,185	1,185	2,370	2,370
Loans, net of allowance for credit losses	7,201,772	6,915,262	6,850,835	6,563,755
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	10,475,180	10,096,793	10,974,228	10,614,840
Short-term borrowings	3,893	3,893	300	300
Subordinated debt	86,072	79,834	86,044	82,385
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,938		4,598
Letters of credit		530		542

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2023 or December 31, 2022.

(11) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. At June 30, 2023, the Company had a margin liability included in other liabilities in the amount of $5.5 million. At December 31, 2022, the Company had a margin asset included in other assets in the amount of $6.6 million.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		June 30, 2023		December 31, 2022
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	2,416	$11,057	2,698	$8,868
Derivative liabilities	Barrels	(2,416)	(10,460)	(2,698)	(8,259)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	53,649	12,283	25,059	11,877
Derivative liabilities	MMBTUs/Gallons	(53,649)	(11,353)	(25,059)	(11,424)

Total Fair Value	Included in
Derivative assets	Other assets		23,340		20,745
Derivative liabilities	Other liabilities		(21,813)		(19,683)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Derivative income	$260	$189	$349	$348

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

The following table is a summary of the Company's net credit exposure relating to oil and gas swaps and options with bank counterparties:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Credit exposure	$21,093	$6,560

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

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2023
Net interest income	$29,269	$57,617	$13,509	$4,123	$1,058	$350	$—	$105,926
Noninterest income	7,090	19,986	467	255	12,350	63,688	(55,862)	47,974
Income before taxes	21,588	43,184	9,857	791	4,298	45,925	(55,677)	69,966

Three Months Ended June 30, 2022
Net interest income	$21,962	$49,615	$9,964	$3,743	$2,079	$(505)	$9	$86,867
Noninterest income	5,504	18,152	293	286	10,753	52,756	(45,146)	42,598
Income before taxes	15,142	36,462	4,672	1,436	4,643	37,901	(45,009)	55,247

Six Months Ended June 30, 2023
Net interest income	$60,008	$115,302	$28,660	$8,747	$2,000	$365	$—	$215,082
Noninterest income	13,177	39,518	681	534	26,522	129,831	(114,461)	95,802
Income before taxes	44,898	86,783	19,501	2,421	10,462	94,342	(114,096)	144,311

Six Months Ended June 30, 2022
Net interest income	$41,570	$94,183	$17,584	$5,437	$4,992	$(1,412)	$20	$162,374
Noninterest income	15,277	34,997	484	419	23,736	95,330	(83,995)	86,248
Income before taxes	33,313	67,801	7,499	1,821	10,688	61,549	(83,715)	98,956

Total Assets:
June 30, 2023	$3,436,504	$6,810,321	$1,276,354	$542,292	$241,921	$1,217,957	$(1,505,084)	$12,020,265
December 31, 2022	3,412,369	6,886,066	1,404,033	541,002	171,679	1,473,443	(1,500,729)	12,387,863

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2023 and December 31, 2022 and results of operations for the three and six months ended June 30, 2023 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2022, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2022 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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
•
Recent deterioration in the market for commercial office property could have an adverse effect on the value of the Company's other real estate owned as well as commercial office collateral for the Company's commercial real estate loans.
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
•
Local, regional, national and international economic conditions and the impact they may have on the Company and its customers.
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

SUMMARY

The Company’s net income for the second quarter of 2023 was $55.0 million, compared to $44.7 million for the second quarter of 2022. Diluted net income per common share was $1.64 and $1.34 for the second quarter of 2023 and 2022, respectively. The Company’s net interest income for the second quarter of 2023 increased to $105.9 million, compared to $86.9 million for the second quarter of 2022. Rising short-term interest rates and loan growth drove the increase. The net interest margin for the second quarter was 3.87%, compared to 3.05% a year ago. For the second quarter of 2023, the Company recorded a provision for credit losses of $2.8 million, compared to a provision for credit losses of $501,000 for the second quarter of 2022.

Noninterest income for the second quarter of 2023 totaled $48.0 million, compared to $42.6 million for the second quarter of 2022. The growth in noninterest income was mostly attributable to increased sweep account balances. Noninterest income for the second quarter of 2022 included $578,000 of income from an equity interest received from a prior loan settlement. The equity interest was sold during the second quarter of 2023 at no gain. The Company exceeded $10 billion in total assets at December 31, 2022. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this will cause a reduction of annual pretax income from debit card interchange fees of approximately $23 million beginning July 1, 2023.

Noninterest expense for the second quarter of 2023 increased to $81.1 million compared to $73.7 million for the second quarter of 2022. Higher noninterest expense was primarily related to an increase in salaries and employee benefits of $4.5 million. In addition, noninterest expense was lower in the second quarter of 2022 due to a gain from sale of the Company's prior headquarters that was netted against expenses.

The Company’s effective tax rate was 21.4% for the second quarter of 2023 compared to 19.1% for the second quarter of 2022. The Company adopted Accounting Standard Update ("ASU") 2023-02 on January 1, 2023, which increased income tax expenses. Exercises of stock options contributed to the lower effective tax rate in 2022.

At June 30, 2023, the Company’s total assets were $12.0 billion, a decrease of $367.6 million from December 31, 2022. Debt securities of $1.6 billion were up $30.0 million from December 31, 2022. Loans totaled $7.3 billion, an increase of $357.7 million from December 31, 2022. Deposits totaled $10.5 billion, a decrease of $499.0 million from December 31, 2022 as deposits generally flowed from demand deposits into the Company's off balance sheet sweep account product. Sweep accounts totaled $4.3 billion at June 30, 2023 up $567.7 million from December 31, 2022. The Company’s total stockholders’ equity at June 30, 2023 was $1.3 billion, an increase of $90.0 million over December 31, 2022.

At June 30, 2023, the Company’s nonaccrual loans were $18.0 million compared to $15.3 million at year-end 2022. Nonaccrual loans represented 0.25% of total loans at June 30, 2023, compared to 0.22% at December 31, 2022. The allowance for credit losses to total loans was 1.33% at both June 30, 2023 and December 31, 2022. Net charge-offs were 0.01% of average loans for the second quarter and year-to-date of both 2023 and 2022.

Competition for deposits has recently increased and available yields have similarly increased, causing non-interest bearing deposits to move to interest bearing deposits and off balance sheet sweep account products. Although the percent of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets has decreased to 20.1% at June, 30. 2023, compared to 25.6% at December 31, 2022, the Company is still highly liquid. The Company expects its net interest income to decrease for the last half of 2023 due to the decrease and change in mix of its deposits.

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

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following table presents, for the periods indicated, certain information related to the Company's consolidated average balance sheets, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $5.7 million for the three months ended June 30, 2023 compared to $6.3 million for the three months ended June 30, 2022. Loan fees included in interest income were $11.3 million for the six months ended June 30, 2023 compared to $13.7 million for the six months ended June 30, 2022.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended June 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$7,247,283	$114,708	6.35%	$6,566,437	$78,836	4.82%
Debt securities – taxable	1,604,422	9,408	2.35	1,192,371	5,142	1.73
Debt securities – tax exempt	3,251	29	3.59	3,682	28	3.08
Federal funds sold and interest-bearing deposits with banks	2,131,325	26,775	5.04	3,686,883	7,605	0.83
Total earning assets	10,986,281	150,920	5.51	11,449,373	91,611	3.21
Nonearning assets:
Cash and due from banks	200,165			291,470
Interest receivable and other assets	820,731			943,850
Allowance for credit losses	(95,887)			(87,434)
Total nonearning assets	925,009			1,147,886
Total assets	$11,911,290			$12,597,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$843,219	$1,637	0.78%	$977,424	$212	0.09%
Savings deposits	4,456,909	37,667	3.39	4,328,065	2,733	0.25
Time deposits	747,101	4,428	2.38	665,660	641	0.39
Short-term borrowings	10,211	129	5.04	6,716	12	0.72
Subordinated debt	86,063	1,031	4.81	86,006	1,031	4.81
Total interest-bearing liabilities	6,143,503	44,892	2.93	6,063,871	4,629	0.31
Interest-free funds:
Noninterest-bearing deposits	4,328,005			5,223,063
Interest payable and other liabilities	109,732			126,279
Stockholders’ equity	1,330,050			1,184,046
Total interest free funds	5,767,787			6,533,388
Total liabilities and stockholders’ equity	$11,911,290			$12,597,259
Net interest income		$106,028			$86,982
Net interest spread			2.58%			2.90%
Effect of interest free funds			1.29%			0.15%
Net interest margin			3.87%			3.05%

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Six Months Ended June 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$7,127,174	$219,189	6.20%	$6,463,687	$151,902	4.74%
Debt securities – taxable	1,588,439	18,399	2.34	1,149,037	8,923	1.57
Debt securities – tax exempt	3,366	38	2.29	4,225	62	2.95
Federal funds sold and interest-bearing deposits with banks	2,463,587	58,827	4.82	3,618,260	9,363	0.52
Total earning assets	11,182,566	296,453	5.35	11,235,209	170,250	3.06
Nonearning assets:
Cash and due from banks	209,115			280,304
Interest receivable and other assets	808,094			864,988
Allowance for credit losses	(94,609)			(86,337)
Total nonearning assets	922,600			1,058,955
Total assets	$12,105,166			$12,294,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$885,010	$3,269	0.74%	$959,898	$403	0.08%
Savings deposits	4,440,577	68,158	3.10	4,249,720	3,874	0.18
Time deposits	726,558	7,482	2.08	659,907	1,290	0.39
Short-term borrowings	8,537	212	5.00	4,599	13	0.56
Subordinated debt	86,056	2,061	4.83	85,999	2,061	4.83
Total interest-bearing liabilities	6,146,738	81,182	2.66	5,960,123	7,641	0.26
Interest-free funds:
Noninterest-bearing deposits	4,561,214			5,053,996
Interest payable and other liabilities	94,817			97,146
Stockholders’ equity	1,302,397			1,182,899
Total interest free funds	5,958,428			6,334,041
Total liabilities and stockholders’ equity	$12,105,166			$12,294,164
Net interest income		$215,271			$162,609
Net interest spread			2.69%			2.80%
Effect of interest free funds			1.19%			0.12%
Net interest margin			3.88%			2.92%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income Statement Data
Net interest income	$105,926	$86,867	$215,082	$162,374
Provision for credit losses	2,824	501	5,146	3,437
Securities transactions	110	—	(103)	(3,915)
Total noninterest income	47,974	42,598	95,802	86,248
Salaries and employee benefits	49,803	45,284	99,055	89,216
Total noninterest expense	81,110	73,717	161,427	146,229
Net income	55,010	44,707	112,543	80,622
Per Common Share Data
Net income – basic	$1.67	$1.36	$3.42	$2.46
Net income – diluted	1.64	1.34	3.36	2.42
Cash dividends	0.40	0.36	0.80	0.72
Performance Data
Return on average assets	1.85%	1.42%	1.87%	1.32%
Return on average stockholders’ equity	16.59	15.14	17.43	13.74
Cash dividend payout ratio	23.95	26.47	23.39	29.27
Net interest spread	2.58	2.90	2.69	2.80
Net interest margin	3.87	3.05	3.88	2.92
Efficiency ratio	52.70	56.94	51.93	58.82
Net charge-offs to average loans	0.01	0.01	0.01	0.01

Net Interest Income

For the three months ended June 30, 2023, net interest income, which is the Company’s principal source of operating revenue, increased $19.1 million or 21.9% compared to the three months ended June 30, 2022. The increase was due to rising short-term interest rates and loan growth. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin for the second quarter of 2023 increased compared to the second quarter of 2022.

Net interest income for the six months ended June 30, 2023 increased $52.7 million or 32.5% compared to the six months ended June 30, 2022. Rising short term interest rates and loan growth contributed to the increase. As shown in the preceding table, the Company’s net interest margin for the six months ended June 30, 2023 increased compared to the six months ended June 30, 2022.

In March of 2022, the Federal Reserve began raising the federal funds rate in an effort to reduce inflation and slow the economy. The Company’s net interest income and net interest margin were impacted by the increases in interest rates.

Provision for Credit Losses

The provision for credit losses is presented in the preceding table. The increase in the provision for the three months ended June 30, 2023 compared to 2022 was driven by loan growth. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $664,000 for the second quarter of 2023, compared to net loan charge-offs of $805,000 for the second quarter of 2022. The rate of net charge-offs to average loans, as presented in the preceding table, continues to be at a low level.

The increased provision for credit losses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to loan growth. Net loan charge-offs were $954,000 for the six months ended June 30, 2023, compared to $516,000 for the same period of the prior year.

Noninterest Income

Noninterest income, as presented in the preceding table, grew by $5.4 million for the second quarter of 2023 compared to the second quarter of 2022. The growth in noninterest income was mostly attributable to an increase in sweep account fees due to increased sweep account balances. Noninterest income for the second quarter of 2022 included $578,000 of income from an equity interest received from a prior loan settlement. The equity interest was sold during the second quarter of 2023 at no gain.

Noninterest income included non-sufficient funds ("NSF") and overdraft fees totaling $6.6 million and $6.1 million for the three months ended June 30, 2023 and 2022, respectively. This represents 13.8% and 14.3% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $12.4 million and $12.5 million during the three months ended June 30, 2023 and 2022, respectively. This represents 25.9% and 29.3% of the Company’s noninterest income for the respective periods.

Noninterest income grew by $9.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The growth in noninterest income was mostly attributable to an increase in sweep account fees of $8.3 million due to increased sweep account balances, along with an increase in trust revenue and insurance commissions. In addition, the first six months of 2022 included a loss of $4.0 million on the sale of $226 million of low yielding debt securities, which were subsequently reinvested at higher yielding debt securities. Noninterest income for the six months ended June 30, 2022 included $5.5 million of income from an equity interest received from a prior loan settlement compared to $327,000 for six months ended June 30, 2023. The equity interest was sold during the second quarter of 2023 at no gain. The Company earned $1.4 million on the sale of loans for the six months ended June 30, 2023 compared to $2.9 million for the six months ended June 30, 2022.

Noninterest income included non-sufficient fund fees totaling $13.1 million and $12.6 million during the six months ended June 30, 2023 and 2022, respectively. This represents 13.7% and 14.7% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $24.4 million and $24.1 million during the six months ended June 30, 2023 and 2022, respectively. This represents 25.5% and 28.0% of the Company’s noninterest income for the respective periods.

The Company is subject to political pressures that could limit our ability to charge for NSF and overdraft fees. As of April 1, 2022, the Company lowered the rates charged on NSF and overdraft fees. The Company exceeded $10 billion in total assets at December 31, 2022. Pursuant to the Durbin Amendment of the Dodd-Frank Act, based on current run rates, this will cause a reduction of annual pretax income from debit card interchange fees of approximately $23 million beginning July 1, 2023.

Noninterest Expense

Noninterest expense, as presented in the preceding table, increased by $7.4 million for second quarter of 2023 compared to the second quarter of 2022. Higher noninterest expenses in 2023 was primarily related to growth in salaries and employee benefits of $4.5 million. In addition, noninterest expense was lower in the second quarter of 2022 due to a gain from the sale of the Company’s prior headquarters that was carried in other real estate owned which reduced noninterest expense by $3.1 million.

For the six months ended June 30, 2023, noninterest expense increased by $15.2 million compared to the six months ended June 30, 2022. Higher noninterest expenses in 2023 was primarily related to growth in salaries and employee benefits of $9.8 million. In addition, noninterest expense was lower in the six months ended June 30, 2022 due to a gain from the sale of the Company’s prior headquarters that was carried in other real estate owned which reduced noninterest expense by $3.1 million.

Income Taxes

The Company’s effective tax rate was 21.4% for the second quarter of 2023, compared to 19.1% for the second quarter of 2022. The Company's adoption of ASU 2023-02 in the first quarter of 2023 increased income tax expense due to the amortization of $1.2 million of New Markets Tax Credits ("NMTC") to income tax expense during the period that would have previously been recorded to other expense, which increased the effective tax rate by 1.69%. The lower effective tax rate in 2022 was also driven by the exercising of stock options during the quarter.

The Company’s effective tax rate was 22.0% for the first six months of 2023, compared to 18.5% for the first six months of 2022. The Company's adoption of ASU 2023-02 in the first quarter of 2023 increased income tax expense due to the amortization of $2.2 million of NMTC to income tax expense during the period that would have previously been recorded to other expense, which increased the effective tax rate by 1.50%. Exercises of stock options contributed to the lower effective tax rate in 2022.

The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Balance Sheet Data
Total assets	$12,020,265	$12,387,863
Total loans (net of unearned interest)	7,307,475	6,949,795
Allowance for credit losses	96,920	92,728
Debt securities	1,570,620	1,540,604
Deposits	10,475,180	10,974,228
Stockholders' equity	1,340,791	1,250,836
Book value per share	40.70	38.05
Tangible book value per share (non-GAAP)(1)	34.62	31.90
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,340,791	$1,250,836
Less goodwill	182,055	182,055
Less intangible assets, net	18,223	19,983
Tangible stockholders' equity (non-GAAP)	$1,140,513	$1,048,798
Common shares outstanding	32,939,256	32,875,560
Tangible book value per share (non-GAAP)	$34.62	$31.90
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	67.15%	60.06%
Average earning assets to total assets (year-to-date)	92.38	91.63
Average stockholders’ equity to average assets (year-to-date)	10.76	9.67
Asset Quality Data
Loans past due 90 days and still accruing	$8,799	$7,085
Nonaccrual loans (3)	18,047	15,299
Other real estate owned and repossessed assets	41,612	36,936
Asset Quality Ratios:
Nonaccrual loans to total loans	0.25%	0.22%
Allowance for credit losses to total loans	1.33	1.33
Allowance for credit losses to nonaccrual loans	537.05	606.10
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

(3) Government agencies guarantee approximately $6.6 million of nonaccrual loans at June 30, 2023.

Cash and Due from Banks, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks decreased by $758.1 million or 23.9% to $2.4 billion, from December 31, 2022 to June 30, 2023. The decrease was primarily due to the movement of demand deposits into the Company's off-balance sheet sweep account product and loan growth. Sweep accounts were $4.3 billion at June 30, 2023, up $567.7 million from December 31, 2022.

Securities

At June 30, 2023, total debt securities increased $30.0 million, or 1.9% compared to December 31, 2022. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $93.0 million at June 30, 2023, compared to a net unrealized loss of $93.7 million at December 31, 2022. These unrealized losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a loss of $71.0 million at June 30, 2023 and a loss of $71.6 million at December 31, 2022.

During the six months ended June 30, 2023, the Company purchased debt securities as shown in the consolidated statements of cash flow. The Company did not have any sales of debt securities during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company had a loss of $4.0 million on bonds resulting from the sale of $226 million of debt securities with an average yield of 0.16%, the proceeds of which were subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. On January 10, 2022, the Company purchased United States Treasury Notes of $600 million par value with an average yield of 1.42% and an average maturity of 53 months.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

Loans

At June 30, 2023, total loans increased $357.7 million or 5.1% compared to December 31, 2022, as a result of internal loan growth. The increase of internal loan growth was 71% from the Company's Oklahoma subsidiary BancFirst and 29% from the Company's Texas subsidiaries Pegasus and Worthington.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s loan portfolio segments.

Allowance for Credit Losses

The allowance for credit losses to total loans was 1.33% at both June 30, 2023 and December 31, 2022. The overall credit quality of the Company's loan portfolio has remained strong. If unforeseen adverse changes occur in the national or local economy, or in the credit markets, it would be reasonable to expect that the allowance for credit losses would increase in future periods.

Nonaccrual Loans

Nonaccrual loans totaled $18.0 million at June 30, 2023, compared to $15.3 million at December 31, 2022. The Company’s nonaccrual loans are primarily commercial real estate and commercial non-real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $718,000 for the six months ended June 30, 2023 and $653,000 for the six months ended June 30, 2022. Only a small amount of this interest is expected to be ultimately collected. Approximately $6.6 million of nonaccrual loans were guaranteed by government agencies at June 30, 2023.

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

Modified Loans

As of January 1, 2023, the Company adopted ASU No. 2022-02, which eliminates the Troubled Debt Restructurings (“TDR”) recognition and measurement guidance and, instead, requires that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan when a borrower is experiencing financial difficulty. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of modified loans was approximately $9.7 million during the period ended June 30, 2023.

Other Real Estate Owned and Repossessed Assets

Other real estate owned (OREO) and repossessed assets totaled $41.6 million at June 30, 2023, compared to $36.9 million at December 31, 2022. The Company has spent $4.4 million on OREO tenant improvement during the six months ended June 30, 2023, which is the contributing factor to the increase. OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense.

OREO included a commercial real estate property recorded at $32.9 million at June 30, 2023 and $29.4 million at December 31, 2022. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Rental income	$2,778	$2,643	$5,468	$5,313
Operating expense	2,967	2,299	5,348	4,738

The Company's total rental income and operating expenses from OREO are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Rental income	$2,895	$2,794	$5,716	$5,602
Operating expense	3,058	2,559	5,614	5,079

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $200.3 million and $202.0 million at June 30, 2023 and December 31, 2022, respectively.

Other assets includes the cash surrender value of key-man life insurance policies totaling $83.4 million at June 30, 2023 and $82.7 million at December 31, 2022.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $23.3 million at June 30, 2023 and $20.7 million at December 31, 2022. These derivative financial instruments have increased due to the increase in oil and gas prices and customer activity. They require a daily margin to be posted, which fluctuates with oil and gas prices and customer activity. At June 30, 2023, the Company had a margin liability included in other liabilities in the amount of $5.5 million. At December 31, 2022, the Company had a margin asset included in other assets in the amount of $6.6 million. See Note (11) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $15.2 million at June 30, 2023 and $15.5 million at December 31, 2022. The Company reviews its portfolio of equity securities for impairment at least quarterly.

The balance of other assets included equity interests of previous borrowers in the oil and gas industry that were received through bankruptcy proceedings, which totaled $21.4 million at December 31, 2022. This equity interest was sold during the second quarter of 2023 resulting in a zero balance at June 30, 2023. Under the equity method, the carrying value of a bank’s investment in an investee is originally recorded at cost but is adjusted periodically to record as income the bank’s proportionate share of the investee’s earnings or losses and decreased by the amount of cash dividends or similar distributions received from the investee.

Low Income Housing and New Market Tax Credit Investments

During 2023, there have not been any material changes in the Company’s low income housing tax credit ("LIHTC") investments and NMTC investments, which are included in other assets on the Company’s consolidated balance sheet. The Company adopted ASU 2023-02 on January 1, 2023 and as of June 30, 2023 have recorded $26.7 million in other assets and other liabilities on the consolidated balance sheet for unfunded LIHTC commitments and have amortized $2.2 million of NMTC investments to income tax expense for the six months ended June 30, 2023 that would have previously been recorded to other expense. See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. Although the percent of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets has decreased to 20.1% at June, 30. 2023, compared to 25.6% at December 31, 2022, the Company is still highly liquid. The decrease was primarily due to the movement of demand deposits into the Company's off-balance sheet sweep account product and loan growth.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Deposits

At June 30, 2023, deposits totaled $10.5 billion, a decrease of $499.0 million from December 31, 2022 as demand deposits moved into the Company's off balance sheet sweep account product. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 97.6% at June 30, 2023 and 98.1% at December 31, 2022. Noninterest-bearing deposits to total deposits were 40.9% at June 30, 2023, compared to 45.1% at December 31, 2022. Competition for deposits has recently increased and available yields have similarly increased, causing non-interest bearing deposits to move to interest bearing deposits and off balance sheet sweep account products.

Off-balance sheet sweep accounts totaled $4.3 billion at June 30, 2023 compared to $3.7 billion at December 31, 2022. The Company's sweep accounts affected the balances of both cash and deposits.

Subordinated Debt

See Note (6) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Short-Term Borrowings and Lines of Credit

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $3.9 million at June 30, 2023, compared to $300,000 at December 31, 2022. The Company has several lines of credit it can use. At June 30, 2023, BancFirst had $769.6 million available on its line of credit from the FHLB of Topeka, Kansas and a $25.0 million line of credit with another financial institution that is an overnight federal funds facility. Worthington has a $10.5 million line of credit with another financial institution that is an overnight federal funds facility, a federal reserve discount window capacity of $26.8 million and a $74.2 million line of credit from the FHLB of Dallas, Texas.

Capital Resources

Stockholders’ equity totaled $1.3 billion at June 30, 2023 an increase of $90.0 million from December 31, 2022. In addition to net income of $112.5 million, other changes in stockholders’ equity during the six months ended June 30, 2023 included $2.0 million related to common stock issuances for stock option exercises, $1.2 million related to stock-based compensation and a $558,000 increase in accumulated other comprehensive income that were partially offset by $26.3 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at June 30, 2023, were well in excess of the regulatory requirements.

See Note (8) of the Notes to Consolidated Financial Statements for a discussion of capital ratios and requirements.

Liquidity Risk and Off-Balance Sheet Arrangements

Other than changes in the Company's liquidity elsewhere disclosed in this discussion, there have not been any material changes in the Company’s liquidity risk and off-balance sheet arrangements included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional, as well as community banks like the Company. These developments have negatively impacted customer confidence in regional and community banks that are not considered too big to fail, which has prompted customers to move uninsured deposits to banks that are perceived as too big to fail. Further, competition for deposits has recently increased and available yields have similarly increased, causing non-interest bearing deposits to move to interest bearing deposits and sweeps. If such movement is permanent, it will reduce our net interest margin going forward. The financial impact on the Company of ongoing market volatility, continued inflation and rising interest rates will depend on future developments which are highly uncertain and difficult to predict.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit
3.1	Amended and Restated By-Laws of BancFirst Corporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2023 and incorporated herein by reference).

3.2

Restated Certificate of Incorporation of BancFirst Corporation dated August 5, 2021 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021 and incorporated herein by reference).

10.1	BancFirst Corporation 2023 Restricted Stock Unit Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 25, 2023 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32**	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)

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

BANCFIRST CORPORATION
(Registrant)

Date: August 4, 2023	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)