Form 10-Q
period 2023-09-30
BANCFIRST CORP /OK/
filed 2023-11-06
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023 there were 32,921,393 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2023	2022
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$202,680	$259,049
Interest-bearing deposits with banks	2,134,081	2,909,861
Federal funds sold	6,875	2,850
Debt securities held for investment (fair value: $1,192 and $2,383, respectively)	1,192	2,383
Debt securities available for sale at fair value	1,524,256	1,538,221
Loans held for sale	3,852	6,232
Loans held for investment (net of unearned interest)	7,472,622	6,943,563
Allowance for credit losses	(97,776)	(92,728)
Loans, net of allowance for credit losses	7,374,846	6,850,835
Premises and equipment, net	279,607	278,088
Other real estate owned	42,390	36,756
Intangible assets, net	17,591	19,983
Goodwill	182,263	182,055
Accrued interest receivable and other assets	344,969	301,550
Total assets	$12,114,602	$12,387,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,170,550	$4,944,730
Interest-bearing	6,363,621	6,029,498
Total deposits	10,534,171	10,974,228
Short-term borrowings	3,976	300
Accrued interest payable and other liabilities	119,785	76,455
Subordinated debt	86,086	86,044
Total liabilities	10,744,018	11,137,027

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,921,393 and 32,875,560, respectively	32,921	32,876
Capital surplus	173,308	169,231
Retained earnings	1,241,532	1,120,292
Accumulated other comprehensive loss, net of tax benefit of $23,872 and $22,107, respectively	(77,177)	(71,563)
Total stockholders' equity	1,370,584	1,250,836
Total liabilities and stockholders' equity	$12,114,602	$12,387,863

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans, including fees	$121,891	$87,078	$340,899	$238,758
Debt securities:
Taxable	9,260	6,793	27,659	15,716
Tax-exempt	22	22	52	71
Federal funds sold	63	24	176	30
Interest-bearing deposits with banks	28,989	20,095	87,703	29,452
Total interest income	160,225	114,012	456,489	284,027
INTEREST EXPENSE
Deposits	54,838	11,999	133,747	17,566
Short-term borrowings	49	36	261	49
Subordinated debt	1,030	1,030	3,091	3,091
Total interest expense	55,917	13,065	137,099	20,706
Net interest income	104,308	100,947	319,390	263,321
Provision for credit losses	2,312	2,863	7,458	6,300
Net interest income after provision for credit losses	101,996	98,084	311,932	257,021
NONINTEREST INCOME
Trust revenue	4,866	4,125	13,678	11,580
Service charges on deposits	17,027	22,161	60,526	65,154
Securities transactions (includes accumulated other comprehensive loss reclassifications of $0, $0, $0 and $1,536, respectively)	(361)	966	(464)	(2,949)
Income from sales of loans	734	969	2,095	3,891
Insurance commissions	8,429	7,498	23,395	20,227
Cash management	8,177	5,624	22,838	13,202
Gain on sale of other assets	464	53	1,258	216
Other	5,113	7,935	16,925	24,258
Total noninterest income	44,449	49,331	140,251	135,579
NONINTEREST EXPENSE
Salaries and employee benefits	50,200	47,741	149,255	136,957
Occupancy, net	5,487	4,930	15,588	14,067
Depreciation	4,685	4,612	14,097	14,034
Amortization of intangible assets	885	880	2,645	2,568
Data processing services	1,820	1,876	6,144	5,656
Net expense from other real estate owned	2,720	2,392	8,068	3,676
Marketing and business promotion	2,034	1,945	6,461	5,609
Deposit insurance	1,419	1,202	4,495	3,526
Other	11,965	13,500	35,889	39,214
Total noninterest expense	81,215	79,078	242,642	225,307
Income before taxes	65,230	68,337	209,541	167,293
Income tax expense	14,242	12,985	46,010	31,319
Net income	$50,988	$55,352	$163,531	$135,974
NET INCOME PER COMMON SHARE
Basic	$1.55	$1.69	$4.97	$4.15
Diluted	$1.52	$1.65	$4.88	$4.07
OTHER COMPREHENSIVE (LOSS)/GAIN
Unrealized loss on debt securities, net of tax benefit of $1,919, $11,033, $1,765 and $26,492, respectively	(6,172)	(35,752)	(5,614)	(85,557)
Reclassification adjustment for loss included in net income, net of tax expense of $0, $0, $0 and $369, respectively	—	—	—	1,167
Other comprehensive loss, net of tax benefit of $1,919, $11,033, $1,765 and $26,123, respectively	(6,172)	(35,752)	(5,614)	(84,390)
Comprehensive income	$44,816	$19,600	$157,917	$51,584

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
COMMON STOCK
Issued at beginning of period	$32,939	$32,781	$32,876	$32,603
Shares issued for stock options	3	75	66	253
Shares acquired and canceled	(21)	—	(21)	—
Issued at end of period	$32,921	$32,856	$32,921	$32,856
CAPITAL SURPLUS
Balance at beginning of period	$172,358	$165,295	$169,231	$159,914
Common stock issued for stock options	86	2,295	2,000	6,758
Stock-based compensation arrangements	864	627	2,077	1,545
Balance at end of period	$173,308	$168,217	$173,308	$168,217
RETAINED EARNINGS
Balance at beginning of period	$1,206,499	$1,034,107	$1,120,292	$977,067
Net income	50,988	55,352	163,531	135,974
Dividends on common stock ($0.43, $0.40, $1.23 and $1.12 per share, respectively)	(14,156)	(13,143)	(40,492)	(36,725)
Common stock acquired and canceled	(1,799)	—	(1,799)	—
Balance at end of period	$1,241,532	$1,076,316	$1,241,532	$1,076,316
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(71,005)	$(46,488)	$(71,563)	$2,150
Net change	(6,172)	(35,752)	(5,614)	(84,390)
Balance at end of period	$(77,177)	$(82,240)	$(77,177)	$(82,240)
Total stockholders’ equity	$1,370,584	$1,195,149	$1,370,584	$1,195,149

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$163,531	$135,974
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	7,458	6,300
Depreciation and amortization	16,742	16,602
Net amortization of securities premiums and discounts	(883)	3,002
Realized securities losses	464	2,949
Gain on sales of loans	(2,095)	(3,891)
Cash receipts from the sale of loans originated for sale	118,786	207,972
Cash disbursements for loans originated for sale	(114,312)	(184,129)
Deferred income tax benefit	(2,038)	(2,940)
Gain on sale of other assets	(1,635)	(4,185)
Increase in interest receivable	(8,519)	(11,703)
Increase in interest payable	5,235	528
Amortization of stock-based compensation arrangements	2,077	1,545
Excess tax benefit from stock-based compensation arrangements	(775)	(3,058)
Other, net	6,245	14,326
Net cash provided by operating activities	190,281	179,292
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	8,045	121,099
Net increase in federal funds sold	(4,025)	(465)
Purchases of available for sale debt securities	(154,104)	(1,375,496)
Proceeds from maturities, calls and paydowns of held for investment debt securities	1,350	72
Proceeds from maturities, calls and paydowns of available for sale debt securities	161,414	48,300
Proceeds from sales of available for sale securities	—	222,474
Purchase of equity securities	(310)	(3,952)
Proceeds from paydowns and sales of equity securities	531	1,378
Net change in loans	(532,471)	(405,052)
Net payments on derivative asset contracts	(16,817)	(11,019)
Purchases of premises, equipment and computer software	(17,695)	(15,105)
Purchase of tax credits	(6,670)	(4,091)
Other, net	24,756	12,547
Net cash used in investing activities	(535,996)	(1,409,310)
FINANCING ACTIVITIES
Net change in deposits	(450,870)	2,537,009
Net change in short-term borrowings	3,676	4,600
Issuance of common stock in connection with stock options, net	2,066	7,011
Common stock acquired	(1,820)	—
Cash dividends paid	(39,486)	(35,319)
Net cash (used in) provided by financing activities	(486,434)	2,513,301
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(832,149)	1,283,283
Cash, due from banks and interest-bearing deposits at the beginning of the period	3,168,910	2,050,022
Cash, due from banks and interest-bearing deposits at the end of the period	$2,336,761	$3,333,305
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$131,864	$20,154
Cash paid during the period for income taxes	$42,680	$26,780
Noncash investing and financing activities:
Cash (received)/consideration for acquisitions	$(7,833)	$77,685
Fair value of assets acquired in acquisitions	$2,981	$511,580
Liabilities assumed in acquisitions	$10,814	$433,896
Unpaid common stock dividends declared	$14,156	$13,143

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

Recent Accounting Pronouncements

Standards Adopted During the Current Period:

In March 2022, FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminated the Troubled Debt Restructurings (“TDR”) recognition and measurement guidance and, instead, required that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan when a borrower is experiencing financial difficulty. In addition, the update required that the Company disclose current-period charge-offs by year of origination for financing receivables. The current-period charge-off amendment was applied prospectively. The amendments were effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. The Company adopted ASU 2022-02 on January 1, 2023. ASU No. 2022-02 did not have a significant impact on the Company’s consolidated financial statements.

In March 2023, FASB issued ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323)." ASU 2023-02 permits the election of accounting for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, if certain conditions are met. Using the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). The amendments are effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted for all entities in any interim period. The Company adopted the amendment as of January 1, 2023 using the modified retrospective transition. The Company has investments in New Markets Tax Credits ("NMTC") and Low-Income Housing Tax Credits ("LIHTC") that were affected by ASU 2023-02. Upon adoption of ASU No. 2023-02, the Company recorded $21.8 million in other assets and other liabilities on the consolidated balance sheet for unfunded LIHTC commitments and amortized $977,000 of NMTC investments to income tax expense during the period that would have previously been recorded to other expense. ASU No. 2023-02 did not have a significant impact on the Company’s consolidated financial statements.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

BancFirst Corporation is regulated by the Federal Reserve System as a financial holding company. On August 11, 2023, BancFirst become a Federal Reserve System member bank, which changed its primary regulator from the Federal Deposit Insurance Corporation (“FDIC”) to the Federal Reserve System. Worthington became a Federal Reserve System member bank on September 1, 2023, and Pegasus became a Federal Reserve System member bank on October 12, 2023, which changed their primary regulator from the FDIC to the Federal Reserve System.

On July 20, 2023, BancFirst purchased approximately $2.5 million in total assets, which included $2.1 million in loans, and assumed $10.8 million in deposits and other obligations, from RCB Bank's Stroud, Oklahoma branch. RCB Bank paid BancFirst $7.8 million as a result of this transaction. In addition, the Company recorded a core deposit intangible of $252,280 and goodwill of $208,752. The Company did not incur a material amount of purchase-related expenses. The effect of this purchase was included in the consolidated financial statement of the Company from the date of purchase forward. The purchase did not have a material effect on the Company's consolidated financial statements. The purchase of this branch strengthens BancFirst's presence in the Stroud, Oklahoma community.

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

(3) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023	(Dollars in thousands)
Mortgage backed securities (1)	$7	$—	$—	$7
States and political subdivisions	685	—	—	685
Other securities	500	—	—	500
Total	$1,192	$—	$—	$1,192
December 31, 2022
Mortgage backed securities (1)	$13	$—	$—	$13
States and political subdivisions	1,870	—	—	1,870
Other securities	500	—	—	500
Total	$2,383	$—	$—	$2,383

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023	(Dollars in thousands)
U.S. treasuries	$1,564,934	$—	$(96,730)	$1,468,204
U.S. federal agencies	12,427	156	(3)	12,580
Mortgage backed securities (1)	16,877	7	(2,472)	14,412
States and political subdivisions	10,115	5	(189)	9,931
Asset backed securities	12,789	—	(378)	12,411
Other securities	8,163	—	(1,445)	6,718
Total	$1,625,305	$168	$(101,217)	$1,524,256
December 31, 2022
U.S. treasuries	$1,568,563	$—	$(90,699)	$1,477,864
U.S. federal agencies	15,025	198	(1)	15,222
Mortgage backed securities (1)	18,449	21	(1,884)	16,586
States and political subdivisions	8,320	35	(221)	8,134
Asset backed securities	13,371	—	(361)	13,010
Other securities	8,163	—	(758)	7,405
Total	$1,631,891	$254	$(93,924)	$1,538,221

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

	September 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$350	$350	$1,186	$1,186
After one year but within five years	841	841	1,195	1,195
After five years but within ten years	1	1	2	2
After ten years	—	—	—	—
Total	$1,192	$1,192	$2,383	$2,383
Available for Sale
Contractual maturity of debt securities:
Within one year	$208,397	$203,774	$101,607	$100,655
After one year but within five years	1,317,661	1,228,720	1,316,874	1,233,725
After five years but within ten years	60,974	56,159	170,513	163,101
After ten years	38,273	35,603	42,897	40,740
Total debt securities	$1,625,305	$1,524,256	$1,631,891	$1,538,221

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Book value of pledged securities	$542,516	$573,952

The following is a detail of proceeds from sales and the realized losses on available for sale debt securities:

	For the Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Proceeds	$—	$222,474
Gross losses realized	—	3,990

There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company sold $226 million of debt securities with an average yield of 0.16%, the proceeds of which were subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. The Company used specific identification to reclassify the unrealized loss in other comprehensive income to a realized loss, as shown in the consolidated statements of comprehensive income.

Realized gains/losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statements of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at September 30, 2023 and December 31, 2022 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
September 30, 2023
Available for Sale
U.S. treasuries	71	$93,372	$2,708	$1,374,832	$94,022	$1,468,204	$96,730
U.S. federal agencies	3	1,260	3	—	—	1,260	3
Mortgage backed securities	83	1,242	38	12,887	2,434	14,129	2,472
States and political subdivisions	9	1,657	21	1,292	168	2,949	189
Asset backed securities	1	—	—	12,411	378	12,411	378
Other securities	3	—	—	6,718	1,445	6,718	1,445
Total	170	$97,531	$2,770	$1,408,140	$98,447	$1,505,671	$101,217
December 31, 2022
Available for Sale
U.S. treasuries	74	$787,925	$27,078	$689,939	$63,621	$1,477,864	$90,699
U.S. federal agencies	1	—	—	349	1	349	1
Mortgage backed securities	92	10,001	1,239	5,055	645	15,056	1,884
States and political subdivisions	8	2,308	184	464	37	2,772	221
Asset backed securities	1	13,010	361	—	—	13,010	361
Other securities	3	4,871	291	2,534	467	7,405	758
Total	179	$818,115	$29,153	$698,341	$64,771	$1,516,456	$93,924

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of September 30, 2023 and December 31, 2022, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	960,868	908,494
Commercial real estate non-owner occupied	1,443,831	1,383,150
Construction and development < 60 months	575,652	475,236
Construction residential real estate < 60 months	274,311	303,305
Residential real estate first lien	1,216,508	1,117,899
Residential real estate all other	230,397	196,198
Agriculture	425,930	408,037
Commercial non-real estate	1,296,796	1,241,454
Consumer non-real estate	475,721	446,756
Oil and gas	572,608	463,034
Total (1)	$7,472,622	$6,943,563
(1) Excludes accrued interest receivable of $37.8 million at September 30, 2023 and $30.6 million at December 31, 2022, that is recorded in accrued interest receivable and other assets.

Certain loan segments for 2022 were reclassified to conform to the 2023 presentation. Each loan segment consists of loan categories possessing similar risk characteristics. The Company’s re-alignment of the segments primarily consisted of reclassifying farmland and agriculture related loans that were previously included in consumer-related and commercial-related loans to the agriculture category. Management believes this accurately represents the risk profile of each loan segment. These reclassifications did not have a significant impact on the allowance for credit losses.

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

Loan Modifications, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of other real estate owned and repossessed assets:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Other real estate owned and repossessed assets	$42,782	$36,936

As of both September 30, 2023 and December 31, 2022, other real estate owned included a commercial real estate property recorded at approximately $32.7 million and $29.4 million, respectively. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Rental income	$2,911	$2,437	$8,379	$7,750
Operating expense	2,690	2,381	8,038	7,120

During the nine months ended September 30, 2023, the Company sold property held in other real estate owned for a total gain of $342,000, compared to a total gain of $4.0 million in the nine months ended September 30, 2022.

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of modified loans was approximately $8.4 million during the period ended September 30, 2023.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either of the nine months ended September 30, 2023 or 2022. In addition, there were no nonaccrual loans for which there is no related allowance for credit losses at both September 30, 2023 and December 31, 2022. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.1 million for the nine months ended September 30, 2023 and approximately $992,000 for the nine months ended September 30, 2022.

Nonaccrual loans guaranteed by government agencies totaled approximately $5.7 million at September 30, 2023 and approximately $4.7 million at December 31, 2022.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$2,082	$1,795
Commercial real estate non-owner occupied	674	667
Construction and development < 60 months	802	93
Construction residential real estate < 60 months	366	430
Residential real estate first lien	2,734	1,947
Residential real estate all other	833	55
Agriculture	2,305	2,734
Commercial non-real estate	6,465	7,066
Consumer non-real estate	332	192
Oil and gas	83	320
Total	$16,676	$15,299

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
As of September 30, 2023
Real estate:
Commercial real estate owner occupied	$1,490	$671	$6,522	$8,683	$952,185	$960,868	$4,928
Commercial real estate non-owner occupied	—	40	1,198	1,238	1,442,593	1,443,831	524
Construction and development < 60 months	9,161	—	1,186	10,347	565,305	575,652	384
Construction residential real estate < 60 months	424	97	543	1,064	273,247	274,311	543
Residential real estate first lien	3,104	543	2,877	6,524	1,209,984	1,216,508	1,120
Residential real estate all other	647	252	861	1,760	228,637	230,397	100
Agriculture	3,413	380	3,925	7,718	418,212	425,930	3,166
Commercial non-real estate	3,439	1,226	5,589	10,254	1,286,542	1,296,796	1,323
Consumer non-real estate	2,322	635	462	3,419	472,302	475,721	353
Oil and gas	115	—	217	332	572,276	572,608	134
Total	$24,115	$3,844	$23,380	$51,339	$7,421,283	$7,472,622	$12,575

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
As of December 31, 2022
Real estate:
Commercial real estate owner occupied	$1,314	$1,524	$4,580	$7,418	$901,076	$908,494	$4,580
Commercial real estate non-owner occupied	6,237	—	42	6,279	1,376,871	1,383,150	43
Construction and development < 60 months	535	40	114	689	474,547	475,236	81
Construction residential real estate < 60 months	1,320	282	148	1,750	301,555	303,305	—
Residential real estate first lien	3,415	1,076	844	5,335	1,112,564	1,117,899	349
Residential real estate all other	265	37	185	487	195,711	196,198	166
Agriculture	2,357	34	2,265	4,656	403,381	408,037	1,054
Commercial non-real estate	2,490	2,142	2,772	7,404	1,234,050	1,241,454	345
Consumer non-real estate	2,591	648	585	3,824	442,932	446,756	467
Oil and gas	654	—	—	654	462,380	463,034	—
Total	$21,178	$5,783	$11,535	$38,496	$6,905,067	$6,943,563	$7,085

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

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
As of September 30, 2023
Commercial real estate owner occupied
Grade 1	$99,990	$155,460	$120,444	$87,838	$82,081	$139,298	$23,622	$708,733
Grade 2	29,812	57,975	37,289	23,581	21,509	30,107	34,361	234,634
Grade 3	142	3,582	4,304	652	1,899	1,075	2,437	14,091
Grade 4	27	159	200	850	665	1,020	150	3,071
Grade 5	—	—	—	—	339	—	—	339
Total commercial real estate owner occupied	129,971	217,176	162,237	112,921	106,493	171,500	60,570	960,868
Commercial real estate non-owner occupied
Grade 1	$160,303	$255,862	$176,995	$122,636	$59,973	$72,918	$47,780	$896,467
Grade 2	74,860	155,293	81,452	53,753	62,989	73,789	28,722	530,858
Grade 3	—	6,736	1,717	149	6,207	299	—	15,108
Grade 4	200	632	—	—	—	566	—	1,398
Total commercial real estate non-owner occupied	235,363	418,523	260,164	176,538	129,169	147,572	76,502	1,443,831
Construction and development < 60 months
Grade 1	$91,548	$123,068	$73,070	$8,484	$6,842	$5,403	$61,474	$369,889
Grade 2	59,837	50,514	33,168	6,629	13,572	2,381	34,350	200,451
Grade 3	3,308	893	102	97	—	7	—	4,407
Grade 4	—	903	—	—	—	2	—	905
Total construction and development < 60 months	154,693	175,378	106,340	15,210	20,414	7,793	95,824	575,652
Construction residential real estate < 60 months
Grade 1	$136,871	$36,431	$1,441	$102	$2	$37	$37,179	$212,063
Grade 2	44,707	9,530	32	22	—	382	549	55,222
Grade 3	5,730	387	—	—	—	—	—	6,117
Grade 4	366	543	—	—	—	—	—	909
Total construction residential real estate < 60 months	187,674	46,891	1,473	124	2	419	37,728	274,311
Residential real estate first lien
Grade 1	$223,552	$238,614	$177,122	$121,747	$74,016	$155,802	$2,918	$993,771
Grade 2	41,655	40,971	39,280	25,018	13,617	43,460	—	204,001
Grade 3	2,282	1,902	2,626	1,327	1,606	4,202	—	13,945
Grade 4	384	172	1,246	346	440	2,203	—	4,791
Total residential real estate first lien	267,873	281,659	220,274	148,438	89,679	205,667	2,918	1,216,508
Residential real estate all other
Grade 1	$35,422	$27,339	$8,166	$8,242	$3,963	$13,045	$41,474	$137,651
Grade 2	2,828	5,088	2,210	1,958	1,546	3,272	71,527	88,429
Grade 3	416	353	74	42	41	440	1,925	3,291
Grade 4	—	24	—	—	95	45	862	1,026
Total residential real estate all other	38,666	32,804	10,450	10,242	5,645	16,802	115,788	230,397
Agriculture
Grade 1	$47,552	$55,420	$35,685	$29,284	$17,863	$33,652	$39,462	$258,918
Grade 2	28,366	24,237	19,989	10,303	9,369	17,304	35,554	145,122
Grade 3	8,891	856	854	3,433	323	2,696	2,896	19,949
Grade 4	41	901	217	134	384	244	20	1,941
Total Agriculture	84,850	81,414	56,745	43,154	27,939	53,896	77,932	425,930
Commercial non-real estate
Grade 1	$204,828	$186,934	$167,915	$40,328	$39,003	$39,326	$281,116	$959,450
Grade 2	80,383	43,067	25,617	15,244	10,064	9,171	137,965	321,511
Grade 3	1,840	3,149	1,073	163	563	1,103	2,648	10,539
Grade 4	1,038	1,408	304	690	309	129	1,154	5,032
Grade 5	—	—	—	—	264	—	—	264
Total commercial non-real estate	288,089	234,558	194,909	56,425	50,203	49,729	422,883	1,296,796
Consumer non-real estate
Grade 1	$175,483	$123,675	$64,280	$22,331	$10,804	$3,518	$24,688	$424,779
Grade 2	15,347	16,509	7,792	2,502	809	1,614	1,764	46,337
Grade 3	562	1,198	957	325	285	155	12	3,494
Grade 4	123	402	384	103	85	12	2	1,111
Total consumer non-real estate	191,515	141,784	73,413	25,261	11,983	5,299	26,466	475,721
Oil and gas
Grade 1	$157,820	$26,772	$52,090	$9,850	$1,630	$16,141	$170,256	$434,559
Grade 2	41,447	7,180	1,999	414	306	217	83,009	134,572
Grade 3	134	1,922	413	2	13	167	743	3,394
Grade 4	—	83	—	—	—	—	—	83
Total oil and gas	199,401	35,957	54,502	10,266	1,949	16,525	254,008	572,608
Total loans held for investment	$1,778,095	$1,666,144	$1,140,507	$598,579	$443,476	$675,202	$1,170,619	$7,472,622

The following tables summarize the Company’s gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
Three months ended September 30, 2023
Commercial real estate owner occupied
Current-period gross charge-offs	$174	$189	$25	$112	$147	$158	$—	$805
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	—	—	71	11	—	18	—	100
Residential real estate all other
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Agriculture
Current-period gross charge-offs	—	150	9	—	—	—	—	159
Commercial non-real estate
Current-period gross charge-offs	19	15	46	—	51	108	—	239
Consumer non-real estate
Current-period gross charge-offs	192	146	56	12	1	18	2	427
Oil and gas
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total current-period gross charge-offs	$385	$500	$207	$135	$199	$302	$2	$1,730

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
Nine months ended September 30, 2023
Commercial real estate owner occupied
Current-period gross charge-offs	$174	$196	$26	$134	$165	$158	$—	$853
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	—	—	3	—	3
Construction and development < 60 months
Current-period gross charge-offs	—	2	—	2	—	—	—	4
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	—	—	90	32	—	22	—	144
Residential real estate all other
Current-period gross charge-offs	—	4	19	—	1	4	—	28
Agriculture
Current-period gross charge-offs	—	154	9	317	14	2	—	496
Commercial non-real estate
Current-period gross charge-offs	61	116	109	20	51	160	—	517
Consumer non-real estate
Current-period gross charge-offs	221	408	203	41	38	35	19	965
Oil and gas
Current-period gross charge-offs	—	2	—	—	—	—	—	2
Total current-period gross charge-offs	$456	$882	$456	$546	$269	$384	$19	$3,012

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

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2023
Real estate:
Commercial real estate owner occupied	$6,808	$(805)	$3	$(802)	$809	$6,815
Commercial real estate non-owner occupied	33,432	—	—	—	1,182	34,614
Construction and development < 60 months	3,440	—	3	3	467	3,910
Construction residential real estate < 60 months	3,553	—	—	—	(9)	3,544
Residential real estate first lien	4,755	(100)	—	(100)	109	4,764
Residential real estate all other	1,661	—	1	1	3	1,665
Agriculture	6,426	(159)	—	(159)	166	6,433
Commercial non-real estate	25,127	(239)	243	4	(886)	24,245
Consumer non-real estate	4,344	(427)	24	(403)	448	4,389
Oil and gas	7,374	—	—	—	23	7,397
Total	$96,920	$(1,730)	$274	$(1,456)	$2,312	$97,776

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Nine Months Ended September 30, 2023
Real estate:
Commercial real estate owner occupied	$6,416	$(853)	$55	$(798)	$1,197	$6,815
Commercial real estate non-owner occupied	30,190	(3)	—	(3)	4,427	34,614
Construction and development < 60 months	3,778	(4)	9	5	127	3,910
Construction residential real estate < 60 months	3,275	—	—	—	269	3,544
Residential real estate first lien	4,092	(144)	13	(131)	803	4,764
Residential real estate all other	1,418	(28)	4	(24)	271	1,665
Agriculture	6,217	(496)	13	(483)	699	6,433
Commercial non-real estate	25,106	(517)	392	(125)	(736)	24,245
Consumer non-real estate	4,132	(965)	116	(849)	1,106	4,389
Oil and gas	8,104	(2)	—	(2)	(705)	7,397
Total	$92,728	$(3,012)	$602	$(2,410)	$7,458	$97,776

	Allowance for Credit Losses
	Balance at beginning of period	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2022
Real estate:
Commercial real estate owner occupied	$6,928	$—	$—	$426	$426	$(231)	$7,123
Commercial real estate non-owner occupied	16,315	—	—	—	—	7,371	23,686
Construction and development < 60 months	3,680	—	—	3	3	461	4,144
Construction residential real estate < 60 months	1,183	—	—	—	—	1,124	2,307
Residential real estate first lien	3,355	—	(11)	15	4	(18)	3,341
Residential real estate all other	1,480	—	(2)	1	(1)	84	1,563
Agriculture	7,956	—	(80)	1	(79)	629	8,506
Commercial non-real estate	25,370	(4)	(187)	26	(161)	(251)	24,954
Consumer non-real estate	4,050	(3)	(171)	59	(112)	270	4,205
Oil and gas	16,618	—	—	—	—	(6,576)	10,042
Total	$86,935	$(7)	$(451)	$531	$80	$2,863	$89,871

	Allowance for Credit Losses
	Balance at beginning of period	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Nine Months Ended September 30, 2022
Real estate:
Commercial real estate owner occupied	$7,550	$—	$(20)	$504	$484	$(911)	$7,123
Commercial real estate non-owner occupied	16,807	—	—	—	—	6,879	23,686
Construction and development < 60 months	3,454	—	—	8	8	682	4,144
Construction residential real estate < 60 months	1,051	—	—	—	—	1,256	2,307
Residential real estate first lien	3,048	2	(60)	28	(32)	323	3,341
Residential real estate all other	1,567	—	(38)	403	365	(369)	1,563
Agriculture	8,392	—	(205)	8	(197)	311	8,506
Commercial non-real estate	25,565	44	(961)	162	(799)	144	24,954
Consumer non-real estate	3,694	25	(404)	139	(265)	751	4,205
Oil and gas	12,808	—	—	—	—	(2,766)	10,042
Total	$83,936	$71	$(1,688)	$1,252	$(436)	$6,300	$89,871

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the nine month period ended September 30, 2023. The credit-deteriorated loans purchased during the nine months ended September 30, 2022 were as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the period ended September 30, 2022
Purchase price of loans at acquisition	$661
Allowance for credit losses at acquisition	71
Par value of acquired loans at acquisition	$732

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the nine months ended September 30, 2023 and 2022, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of September 30, 2023
Real estate:
Commercial real estate owner occupied	$—	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	632	—	—	—	632	250
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	366	—	—	—	366	45
Residential real estate first lien	214	—	—	—	214	65
Residential real estate all other	57	—	—	—	57	60
Agriculture	3,191	603	—	3,039	6,833	2,586
Commercial non-real estate	—	4,902	—	37	4,939	1,229
Consumer non-real estate	—	14	—	79	93	65
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$4,460	$5,519	$—	$3,155	$13,134	$4,300

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2022
Real estate:
Commercial real estate owner occupied	$2,213	$—	$—	$—	$2,213	$870
Commercial real estate non-owner occupied	1,263	—	—	—	1,263	333
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	420	—	—	—	420	45
Residential real estate first lien	481	—	—	—	481	207
Residential real estate all other	9	—	—	—	9	9
Agriculture	3,447	701	—	3,592	7,740	3,114
Commercial non-real estate	—	5,924	—	4	5,928	1,938
Consumer non-real estate	—	—	—	117	117	81
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$7,833	$6,625	$—	$3,713	$18,171	$6,597
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

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Other real estate owned	$2,236	$4,393
Repossessed assets	1,448	696
Total	$3,684	$5,089

(5) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
September 30, 2023
Core deposit intangibles	$33,550	$(16,170)	$17,380
Customer relationship intangibles	3,350	(3,139)	211
Total	$36,900	$(19,309)	$17,591
December 31, 2022
Core deposit intangibles	$33,298	$(13,615)	$19,683
Customer relationship intangibles	3,350	(3,050)	300
Total	$36,648	$(16,665)	$19,983

The following is a summary of goodwill by business segment:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Nine months ended September 30, 2023
Balance at beginning of period	$13,767	$61,212	$68,855	$32,133	$5,464	$624	$182,055
Acquisitions	—	208	—	—	—	—	208
Balance at end of period	$13,767	$61,420	$68,855	$32,133	$5,464	$624	$182,263

The Company purchased a branch from RCB bank on July 20, 2023, which added goodwill as shown in the table above. See Note (2) of the Notes to the Consolidated Financial Statements for disclosure regarding the Company's recent developments, including mergers and acquisitions.

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

(7) STOCK-BASED COMPENSATION

On May 25, 2023, the shareholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan will continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At September 30, 2023 there were 490,925 shares available for future grants. The restricted stock units ("RSU's") vest beginning two years from the date of grant at the rate of 20% per year for five years. The RSUs are settled and distributed as of each vesting date. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Nine Months Ended September 30, 2023
Nonvested at December 31, 2022	—
Granted	9,075	$96.39
Nonvested at September 30, 2023	9,075

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of September 30, 2023, there are 20,262 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 18,136 and 16,684 shares of common stock distributed from the Deferred Stock Compensation Plan during the nine months ended September 30, 2023 and 2022, respectively.

A summary of the accumulated stock units is as follows:

	September 30,	December 31,
	2023	2022
Accumulated stock units	117,499	129,609
Average price	$39.20	$34.91

The Company had the BancFirst Corporation Stock Option Plan (the “Employee Plan”), which was terminated on June 1, 2023. The remaining options will continue to vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant.

The Company had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”), which was terminated on June 1, 2023. The remaining options will continue to vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant.

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Nine Months Ended September 30, 2023
Outstanding at December 31, 2022	1,310,290	$52.51
Exercised	(48,399)	33.34
Canceled, forfeited, or expired	(8,500)	87.97
Outstanding at September 30, 2023	1,253,391	53.01	9.94 Yrs.	$42,268
Exercisable at September 30, 2023	502,891	33.32	6.43 Yrs.	$26,857

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of options exercised	$176	$5,638	$2,507	$14,581
Cash received from options exercised	75	2,285	1,614	6,577
Tax benefit realized from options exercised	43	1,355	603	3,505

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period. The risk-free interest rate is determined by reference to the spot zero-coupon rate for the U.S. Treasury security with a maturity similar to the expected term of the options. The dividend yield is the expected yield for the expected term. The stock price volatility is estimated from the recent historical volatility of the Company’s stock. The expected term is estimated from the historical option exercise experience. The Company accounts for forfeitures as they occur. No stock options were granted during the nine months ended September 30, 2023.

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Nine Months Ended September 30,
	2023	2022
Weighted average grant-date fair value per share of options granted	$—	$30.72
Risk-free interest rate	—	1.75 to 3.25%
Dividend yield	—	2.00%
Stock price volatility	—	34.61 to 34.85%
Expected term	—	10 Yrs

The Company currently uses newly issued shares for stock option exercises and restricted stock units, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the nine months ended September 30, 2023 or September 30, 2022.

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income.

The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Stock-based compensation expense	$864	$627	$2,077	$1,545
Tax benefit	208	151	500	372
Stock-based compensation expense, net of tax	$656	$476	$1,577	$1,173

The Company will continue to amortize the unearned stock-based compensation expense over the remaining weighted average vesting period of approximately 5 years for unvested stock options and 6 years for unvested RSUs. The following table shows the unearned stock-based compensation expense for unvested stock options and unvested RSUs:

September 30, 2023
(Dollars in thousands)
Unearned stock-based compensation expense for unvested stock options	$10,957
Unearned stock-based compensation expense for unvested RSUs	850

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

The following table is a summary of the shares purchased under the program during the period indicated and the shares remaining to be repurchased in the program:

	For the Nine Months Ended September 30,
	2023	2022
Number of shares repurchased	20,702	—
Average price of shares repurchased	$87.88	$—
Shares remaining to be repurchased	479,784	500,486

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of BancFirst Corporation’s, BancFirst’s, Pegasus’s and Worthington's assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of September 30, 2023, BancFirst Corporation, BancFirst, Pegasus and Worthington met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2023:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,430,965	16.90%	$677,482	8.00%	$889,196	10.50%	N/A	N/A
BancFirst	1,189,612	16.36%	581,616	8.00%	763,371	10.50%	$727,020	10.00%
Pegasus	143,898	18.16%	63,389	8.00%	83,199	10.50%	79,237	10.00%
Worthington	50,731	12.92%	31,401	8.00%	41,214	10.50%	39,251	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,247,907	14.74%	$381,084	4.50%	$592,797	7.00%	N/A	N/A
BancFirst	1,083,583	14.90%	327,159	4.50%	508,914	7.00%	$472,563	6.50%
Pegasus	135,463	17.10%	35,657	4.50%	55,466	7.00%	51,504	6.50%
Worthington	46,814	11.93%	17,663	4.50%	27,476	7.00%	25,513	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,273,907	15.04%	$508,112	6.00%	$719,825	8.50%	N/A	N/A
BancFirst	1,103,583	15.18%	436,212	6.00%	617,967	8.50%	$581,616	8.00%
Pegasus	135,463	17.10%	47,542	6.00%	67,351	8.50%	63,389	8.00%
Worthington	46,814	11.93%	23,551	6.00%	33,363	8.50%	31,401	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,273,907	10.70%	$476,200	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,103,583	10.85%	406,769	4.00%	N/A	N/A	$508,461	5.00%
Pegasus	135,463	11.26%	48,117	4.00%	N/A	N/A	60,146	5.00%
Worthington	46,814	8.88%	21,086	4.00%	N/A	N/A	26,358	5.00%

As of September 30, 2023, the most recent notifications from the Federal Reserve Bank of Kansas City, the FDIC and the Comptroller of the Currency, categorized BancFirst, Pegasus and Worthington as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. The Company's Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines. There are no conditions or events since the most recent notifications to BancFirst Corporation, BancFirst, Pegasus and Worthington of their capital category that management believes would materially change their category under capital requirements existing as of the report date.

(9) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
(Numerator)
Income available to common stockholders	$50,988	$55,352	$163,531	$135,974
(Denominator)
Weighted average shares outstanding for basic earnings per common share	32,937,149	32,825,931	32,916,996	32,748,116
Dilutive effect of stock compensation	602,240	710,627	576,019	681,045
Weighted-average shares outstanding for diluted earnings per common share	33,539,389	33,536,558	33,493,015	33,429,161

Basic earnings per share	$1.55	$1.69	$4.97	$4.15
Diluted earnings per share	$1.52	$1.65	$4.88	$4.07

The following table shows the number of options and RSUs that were excluded from the computation of diluted net income per common share for each period because they were anti-dilutive for the period:

Shares
Three Months Ended September 30, 2023	263,176
Three Months Ended September 30, 2022	184,707
Nine Months Ended September 30, 2023	278,828
Nine Months Ended September 30, 2022	149,669

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2023
Debt securities available for sale:
U.S. Treasury	$1,468,204	$—	$—	$1,468,204
U.S. federal agencies	—	12,580	—	12,580
Mortgage-backed securities	—	14,412	—	14,412
States and political subdivisions	—	9,502	429	9,931
Asset backed securities	—	12,411	—	12,411
Other debt securities	—	6,718	—	6,718
Derivative assets	—	21,686	—	21,686
Derivative liabilities	—	19,558	—	19,558

December 31, 2022
Debt securities available for sale:
U.S. Treasury	$1,477,864	$—	$—	$1,477,864
U.S. federal agencies	—	15,222	—	15,222
Mortgage-backed securities	—	16,586	—	16,586
States and political subdivisions	—	7,680	454	8,134
Asset backed securities	—	13,010	—	13,010
Other debt securities		7,405		7,405
Derivative assets	—	20,745	—	20,745
Derivative liabilities	—	19,683	—	19,683

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at the beginning of the year	$454	$320
Purchases	—	255
Settlements	(30)	(110)
Total unrealized gain	5	(11)
Balance at the end of the period	$429	$454

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2023, the Company did not transfer any debt securities. In addition, during the year ended December 31, 2022, the Company did not transfer any debt securities.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended September 30, 2023
Equity securities	$14,827
Collateral dependent loans	363
Repossessed assets	348
Other real estate owned	6,453
As of and for the Year-to-date Period Ended December 31, 2022
Equity securities	$15,512
Collateral dependent loans	1,618
Repossessed assets	180
Other real estate owned	34,999

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$2,336,761	$2,336,761	$3,168,910	$3,168,910
Federal funds sold	6,875	6,875	2,850	2,850
Debt securities held for investment	7	7	13	13
Loans held for sale	3,852	3,852	6,232	6,232
Level 3 inputs:
Debt securities held for investment	1,185	1,185	2,370	2,370
Loans, net of allowance for credit losses	7,374,846	7,065,173	6,850,835	6,563,755
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	10,534,171	10,098,240	10,974,228	10,614,840
Short-term borrowings	3,976	3,976	300	300
Subordinated debt	86,086	76,771	86,044	82,385
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,714		4,598
Letters of credit		589		542

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2023 or December 31, 2022.

(11) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. The Company had a margin asset included in other assets in the amount of $22.3 million at September 30, 2023 and $6.6 million at December 31, 2022.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		September 30, 2023		December 31, 2022
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	4,041	$12,352	2,698	$8,868
Derivative liabilities	Barrels	(4,041)	(11,204)	(2,698)	(8,259)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	54,266	9,334	25,059	11,877
Derivative liabilities	MMBTUs/Gallons	(54,266)	(8,354)	(25,059)	(11,424)

Total Fair Value	Included in
Derivative assets	Other assets		21,686		20,745
Derivative liabilities	Other liabilities		(19,558)		(19,683)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Derivative income	$115	$118	$464	$406

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

The following table is a summary of the Company's net credit exposure relating to oil and gas swaps and options with bank counterparties:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Credit exposure	$—	$6,560

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

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2023
Net interest income	$30,258	$56,644	$11,334	$4,160	$1,063	$849	$—	$104,308
Noninterest income	5,533	15,986	561	301	14,542	59,923	(52,397)	44,449
Income before taxes	22,043	38,985	6,559	693	5,541	43,282	(51,873)	65,230

Three Months Ended September 30, 2022
Net interest income	$26,022	$55,782	$13,815	$4,723	$1,604	$(999)	$—	$100,947
Noninterest income	8,722	18,764	246	305	14,106	62,969	(55,781)	49,331
Income before taxes	22,827	41,179	8,178	2,109	6,222	43,180	(55,358)	68,337

Nine Months Ended September 30, 2023
Net interest income	$90,266	$171,946	$39,994	$12,907	$3,063	$1,214	$—	$319,390
Noninterest income	18,710	55,504	1,242	835	41,064	189,754	(166,858)	140,251
Income before taxes	66,941	125,768	26,060	3,114	16,003	137,624	(165,969)	209,541

Nine Months Ended September 30, 2022
Net interest income	$67,592	$149,965	$31,399	$10,160	$6,596	$(2,411)	$20	$263,321
Noninterest income	23,999	53,761	730	724	37,842	158,299	(139,776)	135,579
Income before taxes	56,140	108,980	15,677	3,930	16,910	104,729	(139,073)	167,293

Total Assets:
September 30, 2023	$3,533,334	$6,929,256	$1,308,938	$574,929	$62,118	$1,212,338	$(1,506,311)	$12,114,602
December 31, 2022	3,412,369	6,886,066	1,404,033	541,002	171,679	1,473,443	(1,500,729)	12,387,863
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2023 and December 31, 2022 and results of operations for the three and nine months ended September 30, 2023 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2022, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2022 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•
The impact of the Durbin Amendment of the Dodd-Frank Act ("Durbin Amendment") on noninterest income beginning July 1, 2023.
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

SUMMARY

The Company’s net income for the third quarter of 2023 was $51.0 million, compared to $55.4 million for the third quarter of 2022. Diluted net income per common share was $1.52 and $1.65 for the third quarter of 2023 and 2022, respectively. The Company’s net interest income for the third quarter of 2023 increased to $104.3 million, compared to $100.9 million for the third quarter of 2022. Rising short-term interest rates and loan growth drove the increase. The net interest margin for the third quarter was 3.73%, compared to 3.48% a year ago. For the third quarter of 2023, the Company recorded a provision for credit losses of $2.3 million to account for loan growth, compared to $2.9 million for the third quarter of 2022.

Noninterest income for the third quarter of 2023 totaled $44.4 million, compared to $49.3 million for the third quarter of 2022. The decrease in noninterest income was attributable to the reduction of interchange fees of approximately $5.4 million related to the impact of the Durbin Amendment as the Company exceeded $10 billion in total assets at December 31, 2022. In addition, noninterest income for the third quarter of 2022 included $3.2 million of income from an equity interest received from a prior loan settlement. The equity interest was sold during the second quarter of 2023 at no gain.

Noninterest expense for the third quarter of 2023 increased to $81.2 million compared to $79.1 million for the third quarter of 2022. Higher noninterest expense was primarily related to an increase in salaries and employee benefits of $2.5 million.

The Company’s effective tax rate was 21.8% for the third quarter of 2023 compared to 19.0% for the third quarter of 2022. The Company adopted Accounting Standard Update ("ASU") 2023-02 on January 1, 2023, which increased income tax expenses. Exercises of stock options contributed to the lower effective tax rate in 2022.

At September 30, 2023, the Company’s total assets were $12.1 billion, a decrease of $273.3 million from December 31, 2022. Loans totaled $7.5 billion, an increase of $526.7 million from December 31, 2022. Liquidity remained strong with cash at $2.3 billion and a quarterly average loan to deposit ratio of 70.6% at September 30, 2023 compared to 62.3% at year-end 2022. Deposits totaled $10.5 billion, $440.1 million below December 31, 2022 as some large commercial deposits moved from demand accounts into the Company's off balance sheet sweep account product. Sweep accounts totaled $4.0 billion at September 30, 2023, up $285.3 million from December 31, 2022. The Company continues to fund itself with community-based deposits and does not use brokered or reciprocal deposits. The Company’s total stockholders’ equity at September 30, 2023 was $1.4 billion, an increase of $119.7 million above December 31, 2022.

At September 30, 2023, the Company’s nonaccrual loans were $16.7 million compared to $15.3 million at year-end 2022. Asset quality remained strong with nonaccrual loans representing 0.22% of total loans at both September 30, 2023 and December 31, 2022. The allowance for credit losses to total loans stood at 1.31% at September 30, 2023, compared to 1.33% at December 31, 2022. Net charge-offs were 0.02% of average loans for the third quarter of 2023 compared to 0.00% for the third quarter of 2022.

Competition for deposits has recently increased and available yields have similarly increased, causing non-interest bearing deposits to move to interest bearing deposits and off balance sheet sweep account products. Although the percent of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets has decreased to 19.4% at September 30, 2023, compared to 25.6% at December 31, 2022, the Company is still highly liquid.

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

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following table presents, for the periods indicated, certain information related to the Company's consolidated average balance sheets, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $6.0 million for the three months ended September 30, 2023 compared to $5.7 million for the three months ended September 30, 2022. Loan fees included in interest income were $17.3 million for the nine months ended September 30, 2023 compared to $19.4 million for the nine months ended September 30, 2022.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended September 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$7,379,572	$122,005	6.56%	$6,652,613	$87,169	5.20%
Debt securities – taxable	1,552,590	9,260	2.37	1,353,950	6,793	1.99
Debt securities – tax exempt	2,990	27	3.61	3,539	28	3.09
Federal funds sold and interest-bearing deposits with banks	2,162,655	29,052	5.33	3,512,242	20,119	2.27
Total earning assets	11,097,807	160,344	5.73	11,522,344	114,109	3.93
Nonearning assets:
Cash and due from banks	197,702			252,874
Interest receivable and other assets	813,824			892,858
Allowance for credit losses	(97,591)			(86,955)
Total nonearning assets	913,935			1,058,777
Total assets	$12,011,742			$12,581,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$804,122	$2,002	0.99%	$958,008	$442	0.18%
Savings deposits	4,646,598	46,292	3.95	4,313,076	10,447	0.96
Time deposits	816,779	6,544	3.18	678,549	1,110	0.65
Short-term borrowings	4,937	49	3.94	6,979	36	2.05
Subordinated debt	86,077	1,030	4.75	86,020	1,030	4.75
Total interest-bearing liabilities	6,358,513	55,917	3.49	6,042,632	13,065	0.86
Interest-free funds:
Noninterest-bearing deposits	4,183,422			5,208,591
Interest payable and other liabilities	114,867			118,375
Stockholders’ equity	1,354,940			1,211,523
Total interest free funds	5,653,229			6,538,489
Total liabilities and stockholders’ equity	$12,011,742			$12,581,121
Net interest income		$104,427			$101,044
Net interest spread			2.24%			3.07%
Effect of interest free funds			1.49%			0.41%
Net interest margin			3.73%			3.48%

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Nine Months Ended September 30,
	2023			2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$7,212,231	$341,194	6.33%	$6,527,355	$239,072	4.90%
Debt securities – taxable	1,576,358	27,659	2.35	1,218,092	15,716	1.73
Debt securities – tax exempt	3,239	65	2.70	3,993	89	2.99
Federal funds sold and interest-bearing deposits with banks	2,362,174	87,879	4.97	3,582,533	29,482	1.10
Total earning assets	11,154,002	456,797	5.48	11,331,973	284,359	3.35
Nonearning assets:
Cash and due from banks	205,269			271,060
Interest receivable and other assets	810,025			874,379
Allowance for credit losses	(95,614)			(86,545)
Total nonearning assets	919,680			1,058,894
Total assets	$12,073,682			$12,390,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$859,301	$5,271	0.82%	$959,261	$846	0.12%
Savings deposits	4,510,005	114,450	3.39	4,271,070	14,320	0.45
Time deposits	756,962	14,026	2.48	666,190	2,400	0.48
Short-term borrowings	7,324	261	4.76	5,401	49	1.21
Subordinated debt	86,063	3,091	4.80	86,006	3,091	4.81
Total interest-bearing liabilities	6,219,655	137,099	2.95	5,987,928	20,706	0.46
Interest-free funds:
Noninterest-bearing deposits	4,432,349			5,106,094
Interest payable and other liabilities	101,574			104,299
Stockholders’ equity	1,320,104			1,192,546
Total interest free funds	5,854,027			6,402,939
Total liabilities and stockholders’ equity	$12,073,682			$12,390,867
Net interest income		$319,698			$263,653
Net interest spread			2.53%			2.89%
Effect of interest free funds			1.30%			0.22%
Net interest margin			3.83%			3.11%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income Statement Data
Net interest income	$104,308	$100,947	$319,390	$263,321
Provision for credit losses	2,312	2,863	7,458	6,300
Securities transactions	(361)	966	(464)	(2,949)
Total noninterest income	44,449	49,331	140,251	135,579
Salaries and employee benefits	50,200	47,741	149,255	136,957
Total noninterest expense	81,215	79,078	242,642	225,307
Net income	50,988	55,352	163,531	135,974
Per Common Share Data
Net income – basic	$1.55	$1.69	$4.97	$4.15
Net income – diluted	1.52	1.65	4.88	4.07
Cash dividends	0.43	0.40	1.23	1.12
Performance Data
Return on average assets	1.68%	1.75%	1.81%	1.47%
Return on average stockholders’ equity	14.93	18.13	16.56	15.24
Cash dividend payout ratio	27.74	23.67	24.75	26.99
Net interest spread	2.24	3.07	2.53	2.89
Net interest margin	3.73	3.48	3.83	3.11
Efficiency ratio	54.60	52.62	52.79	56.48
Net loan charge-offs
Net loan charge-offs to average loans	0.02	0.00	0.03	0.01

Net Interest Income

For the three months ended September 30, 2023, net interest income, which is the Company’s principal source of operating revenue, increased $3.4 million or 3.3% compared to the three months ended September 30, 2022. The increase was due to rising short-term interest rates and loan growth. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin for the third quarter of 2023 increased compared to the third quarter of 2022.

Net interest income for the nine months ended September 30, 2023 increased $56.1 million or 21.3% compared to the nine months ended September 30, 2022. Rising short term interest rates and loan growth contributed to the increase. As shown in the preceding table, the Company’s net interest margin for the nine months ended September 30, 2023 increased compared to the nine months ended September 30, 2022.

In March of 2022, the Federal Reserve began raising the federal funds rate in an effort to reduce inflation and slow the economy. The Company’s net interest income and net interest margin were impacted by the increases in interest rates.

Provision for Credit Losses

The provision for credit losses is presented in the preceding table. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $1.5 million for the third quarter of 2023, compared to net loan charge-offs of $80,000 for the third quarter of 2022. The rate of net charge-offs to average loans, as presented in the preceding table, continues to be at a low level.

The increased provision for credit losses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to loan growth. Net loan charge-offs were $2.4 million for the nine months ended September 30, 2023, compared to $436,000 for the same period of the prior year.

Noninterest Income

Noninterest income, as presented in the preceding table, decreased by $4.9 million for the third quarter of 2023 compared to the third quarter of 2022. The decrease in noninterest income was attributable to the reduction of interchange fees of approximately $5.4 million related to the impact of the Durbin Amendment as the Company exceeded $10 billion in total assets at December 31, 2022. Sweep account fees increased $2.4 million for the third quarter of 2023 compared to the third quarter of 2022 due to higher sweep account balances. Noninterest income for the third quarter of 2022 included $3.2 million in income from an equity interest received from a prior loan settlement, which was sold during the second quarter of 2023 at no gain.

Noninterest income included non-sufficient funds ("NSF") and overdraft fees totaling $7.4 million and $6.7 million for the three months ended September 30, 2023 and 2022, respectively. This represents 16.7% and 13.6% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $6.6 million and $12.6 million during the three months ended September 30, 2023 and 2022, respectively. This represents 14.9% and 25.5% of the Company’s noninterest income for the respective periods. The decrease in debit card interchange fees was due to the aforementioned impact of the Durbin Amendment.

Noninterest income grew by $4.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The growth in noninterest income was mostly attributable to an increase in sweep account fees of $10.7 million due to increased sweep account balances, along with an increase in trust revenue and insurance commissions. In addition, the first nine months of 2022 included a loss of $4.0 million on the sale of $226 million of low yielding debt securities, which were subsequently reinvested at higher yielding debt securities. Noninterest income for the nine months ended September 30, 2022 included $8.8 million of income from an equity interest received from a prior loan settlement compared to $327,000 for nine months ended September 30, 2023. The equity interest was sold during the second quarter of 2023 at no gain. The Company earned $2.1 million on the sale of loans for the nine months ended September 30, 2023 compared to $3.9 million for the nine months ended September 30, 2022.

Noninterest income included non-sufficient fund fees totaling $20.5 million and $19.4 million during the nine months ended September 30, 2023 and 2022, respectively. This represents 14.6% and 14.3% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card interchange fees totaling $31.0 million and $36.7 million during the nine months ended September 30, 2023 and 2022, respectively. This represents 22.1% and 27.1% of the Company’s noninterest income for the respective periods. The decrease in debit card interchange fees was due to the aforementioned impact of the Durbin Amendment.

The Company is subject to political pressures that could limit our ability to charge for NSF and overdraft fees. As of April 1, 2022, the Company lowered the rates charged on NSF and overdraft fees. The Company exceeded $10 billion in total assets at December 31, 2022. Pursuant to the Durbin Amendment of the Dodd-Frank Act, which took effect on July 1, 2023, based on current run rates, annual pretax income from debit card interchange fees would be reduced by approximately $23 million.

Noninterest Expense

Noninterest expense, as presented in the preceding table, increased by $2.1 million for third quarter of 2023 compared to the third quarter of 2022. Higher noninterest expenses in 2023 was primarily related to growth in salaries and employee benefits of $2.5 million.

For the nine months ended September 30, 2023, noninterest expense increased by $17.3 million compared to the nine months ended September 30, 2022. Higher noninterest expenses in 2023 was primarily related to growth in salaries and employee benefits of $12.3 million. In addition, noninterest expense was lower in the nine months ended September 30, 2022 due to a gain from the sale of the Company’s prior headquarters that was carried in other real estate owned which reduced noninterest expense by $3.1 million. The nine months ended September 30, 2022 also included a write down of an equity investment of $1.5 million.

Income Taxes

The Company’s effective tax rate was 21.8% for the third quarter of 2023, compared to 19.0% for the third quarter of 2022. The Company's adoption of ASU 2023-02 in the first quarter of 2023 increased income tax expense due to the amortization of $1.3 million of New Markets Tax Credits ("NMTC") to income tax expense during the period that would have previously been recorded to other expense, which increased the effective tax rate by 1.99%. The lower effective tax rate in 2022 was also driven by the exercising of stock options during the quarter.

The Company’s effective tax rate was 22.0% for the first nine months of 2023, compared to 18.7% for the first nine months of 2022. The Company's adoption of ASU 2023-02 in the first quarter of 2023 increased income tax expense due to the amortization of $3.5 million of NMTC to income tax expense during the period that would have previously been recorded to other expense, which increased the effective tax rate by 1.65%. Exercises of stock options contributed to the lower effective tax rate in 2022.

The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Balance Sheet Data
Total assets	$12,114,602	$12,387,863
Total loans (net of unearned interest)	7,476,474	6,949,795
Allowance for credit losses	97,776	92,728
Debt securities	1,525,448	1,540,604
Deposits	10,534,171	10,974,228
Stockholders' equity	1,370,584	1,250,836
Book value per share	41.63	38.05
Tangible book value per share (non-GAAP)(1)	35.56	31.90
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,370,584	$1,250,836
Less goodwill	182,263	182,055
Less intangible assets, net	17,591	19,983
Tangible stockholders' equity (non-GAAP)	$1,170,730	$1,048,798
Common shares outstanding	32,921,393	32,875,560
Tangible book value per share (non-GAAP)	$35.56	$31.90
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	68.31%	60.06%
Average earning assets to total assets (year-to-date)	92.38	91.63
Average stockholders’ equity to average assets (year-to-date)	10.93	9.67
Asset Quality Data
Loans past due 90 days and still accruing	$12,575	$7,085
Nonaccrual loans (3)	16,676	15,299
Other real estate owned and repossessed assets	42,782	36,936
Asset Quality Ratios:
Nonaccrual loans to total loans	0.22%	0.22%
Allowance for credit losses to total loans	1.31	1.33
Allowance for credit losses to nonaccrual loans	586.34	606.10
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

(3) Government agencies guarantee approximately $5.7 million of nonaccrual loans at September 30, 2023.

Cash and Due from Banks, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks decreased by $828.1 million or 26.1% to $2.3 billion, from December 31, 2022 to September 30, 2023. The decrease was primarily due to the movement of some large commercial deposits into the Company's off-balance sheet sweep account product and loan growth. Sweep accounts were $4.0 billion at September 30, 2023, up $285.3 million from December 31, 2022.

Securities

At September 30, 2023, total debt securities decreased $15.2 million, or 1.0% compared to December 31, 2022. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $101.0 million at September 30, 2023, compared to a net unrealized loss of $93.7 million at December 31, 2022. These unrealized losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a loss of $77.2 million at September 30, 2023 and a loss of $71.6 million at December 31, 2022. During the nine months ended September 30, 2023, the Company purchased debt securities as shown in the consolidated statements of cash flow. The Company did not have any sales of debt securities during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company had a loss of $4.0 million on bonds resulting from the sale of $226 million of debt securities with an average yield of 0.16%, the proceeds of which were subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. The Company also made two other purchases of debt securities in 2022. On January 10, 2022, the Company purchased United States Treasury Notes with $600 million par value at an average yield of 1.42% and an average maturity of 53 months. On August 25, 2022, the Company purchased United States Treasury Notes of $300 million par value with an average yield of 3.27% and an average maturity of 58 months.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

Loans

At September 30, 2023, total loans increased $526.7 million or 7.6% compared to December 31, 2022, as a result of internal loan growth. Of the total increase in loans, oil and gas loans made up the largest increase with $109.6 million, or 20.8% of the increase, and construction and development loans increasing $100.4 million, or 19.1%. At September 30, 2023, oil and gas loans comprise 7.7% of loans compared to 6.7% at December 31, 2022. The increase of internal loan growth was 79% from the Company's Oklahoma subsidiary BancFirst and 21% from the Company's Texas subsidiaries Pegasus and Worthington.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s loan portfolio segments.

Allowance for Credit Losses

The allowance for credit losses to total loans was 1.31% at September 30, 2023, compared to 1.33% at December 31, 2022. The overall credit quality of the Company's loan portfolio has remained strong. If unforeseen adverse changes occur in the national or local economy, or in the credit markets, it would be reasonable to expect that the allowance for credit losses would increase in future periods.

Nonaccrual Loans

Nonaccrual loans totaled $16.7 million at September 30, 2023, compared to $15.3 million at December 31, 2022. The Company’s nonaccrual loans are primarily commercial real estate and commercial non-real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.1 million for the nine months ended September 30, 2023 and $992,000 for the nine months ended September 30, 2022. Only a small amount of this interest is expected to be ultimately collected. Approximately $5.7 million of nonaccrual loans were guaranteed by government agencies at September 30, 2023.

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

Modified Loans

As of January 1, 2023, the Company adopted ASU No. 2022-02, which eliminates the Troubled Debt Restructurings (“TDR”) recognition and measurement guidance and, instead, requires that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan when a borrower is experiencing financial difficulty. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of modified loans was approximately $8.4 million during the period ended September 30, 2023.

Other Real Estate Owned and Repossessed Assets

Other real estate owned (OREO) and repossessed assets totaled $42.8 million at September 30, 2023, compared to $36.9 million at December 31, 2022. The Company has spent $4.2 million on OREO tenant improvement during the nine months ended September 30, 2023, which is the contributing factor to the increase. OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense.

OREO included a commercial real estate property recorded at $32.7 million at September 30, 2023 and $29.4 million at December 31, 2022. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Rental income	$2,911	$2,437	$8,379	$7,750
Operating expense	2,690	2,381	8,038	7,120

The Company's total rental income and operating expenses from OREO are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Rental income	$3,030	$2,546	$8,746	$8,148
Operating expense	2,831	2,528	8,445	7,606

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $199.9 million and $202.0 million at September 30, 2023 and December 31, 2022, respectively.

Other assets includes the cash surrender value of key-man life insurance policies totaling $84.0 million at September 30, 2023 and $82.7 million at December 31, 2022.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $21.7 million at September 30, 2023 and $20.7 million at December 31, 2022. These derivative financial instruments have increased due to the increase in oil and gas prices and customer activity. They require a daily margin to be posted, which fluctuates with oil and gas prices and customer activity. The Company had a margin asset included in other assets in the amount of $22.3 million at September 30, 2023 and $6.6 million at December 31, 2022. See Note (11) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $14.8 million at September 30, 2023 and $15.5 million at December 31, 2022. The Company reviews its portfolio of equity securities for impairment at least quarterly.

The balance of other assets included equity interests of previous borrowers in the oil and gas industry that were received through bankruptcy proceedings, which totaled $21.4 million at December 31, 2022. This equity interest was sold during the second quarter of 2023 resulting in a zero balance at September 30, 2023. Under the equity method, the carrying value of a bank’s investment in an investee is originally recorded at cost but is adjusted periodically to record as income the bank’s proportionate share of the investee’s earnings or losses and decreased by the amount of cash dividends or similar distributions received from the investee.

Low Income Housing and New Market Tax Credit Investments

During 2023, there have not been any material changes in the Company’s low income housing tax credit ("LIHTC") investments and NMTC investments, which are included in other assets on the Company’s consolidated balance sheet. The Company adopted ASU 2023-02 on January 1, 2023 and as of September 30, 2023 have recorded $26.1 million in other assets and other liabilities on the consolidated balance sheet for unfunded LIHTC commitments. See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. Although the percent of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets has decreased to 19.4% at September, 30. 2023, compared to 25.6% at December 31, 2022, the Company is still highly liquid. The decrease was primarily due to the movement of some large commercial deposits into the Company's off-balance sheet sweep account product and loan growth.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Deposits

At September 30, 2023, deposits totaled $10.5 billion, a decrease of $440.1 million from December 31, 2022 as some large commercial deposits moved into the Company's off balance sheet sweep account product. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 97.3% at September 30, 2023 and 98.1% at December 31, 2022. Noninterest-bearing deposits to total deposits were 39.6% at September 30, 2023, compared to 45.1% at December 31, 2022. Competition for deposits has recently increased and available yields have similarly increased, causing non-interest bearing deposits to move to interest bearing deposits and off balance sheet sweep account products.

Off-balance sheet sweep accounts totaled $4.0 billion at September 30, 2023 compared to $3.7 billion at December 31, 2022. The Company's sweep accounts affected the balances of both cash and deposits.

Subordinated Debt

See Note (6) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Short-Term Borrowings and Lines of Credit

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $4.0 million at September 30, 2023, compared to $300,000 at December 31, 2022. The Company has several lines of credit it can use. At September 30, 2023, BancFirst had $793.2 million available on its line of credit from the FHLB of Topeka, Kansas and a $25.0 million line of credit with another financial institution that is an overnight federal funds facility. Worthington has a $10.5 million line of credit with another financial institution that is an overnight federal funds facility, a Federal Reserve discount window capacity of $27.5 million and a $76.4 million line of credit from the FHLB of Dallas, Texas.

Capital Resources

Stockholders’ equity totaled $1.4 billion at September 30, 2023, an increase of $119.7 million above December 31, 2022. In addition to net income of $163.5 million, other changes in stockholders’ equity during the nine months ended September 30, 2023 included $2.1 million related to common stock issuances for stock option exercises and $2.1 million related to stock-based compensation that were partially offset by $40.5 million in dividends, $1.8 million in the repurchase of company stock and a $5.6 million decrease in accumulated other comprehensive income. The Company’s leverage ratio and total risk-based capital ratios at September 30, 2023, were well in excess of the regulatory requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2023.

				Maximum
			(1)	Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased	Paid Per Share	Announced Plan	End of the Period
July 1, 2023 to July 31, 2023	—	$—	—	500,486
August 1, 2023 to August 31, 2023	—	—	—	500,486
September 1, 2023 to September 30, 2023	20,702	87.88	20,702	479,784

(1) In November 1999, the Company adopted the Stock Repurchase Program (the “SRP”), as a means to increase earnings per share and return on equity. In addition, the SRP may be used to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP are determined by management and subject to approval by the Company’s Executive Committee.

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

BANCFIRST CORPORATION
(Registrant)

Date: November 6, 2023	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)