Form 10-K
period 2023-12-31
BANCFIRST CORP /OK/
filed 2024-02-27
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2023 was approximately $1,879,822,752. As of January 31, 2024, there were 32,936,410 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders of the registrant (the “2024 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

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

The Company was incorporated as United Community Corporation in July 1984 to become a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years, the Company acquired additional banks and bank holding companies, and in November 1988, the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. BancFirst currently has 106 banking locations serving 59 communities throughout Oklahoma, Pegasus has 3 banking locations in the Dallas Metroplex area and Worthington has 5 locations in the Dallas-Fort Worth Metroplex area.

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

Human Capital Resources

As of December 31, 2023, the Company employed 2,109 full time equivalent employees. None of its employees are represented by collective bargaining agreements. The Company views its employees as a differentiator, enabling the Company to meet customers’ needs through highly trained and motivated employees. The Company’s approach to human capital resources focuses on objectives that include, but are not limited to, providing fair and equitable compensation, training employees to reach heightened skill sets and standards of motivation, identifying and developing the proficiencies of all employees, and enhancing ongoing diversity, equity, and inclusion initiatives.

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

Climate-Related and Other Environmental, Social and Governance Developments

In recent years, federal, state and international lawmakers and regulators have increased their focus on risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance matters. For example, in March 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including us, to significantly expand the scope of climate-related disclosures in their SEC filings and, based on the SEC rules hearing agenda, is expected to be adopted in April, 2024. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers; those rules are, based on the SEC rules hearing agenda, expected to be proposed in April, 2024.

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

Management believes BancFirst is in an advantageous competitive position operating as a “super community bank.” Under this strategy, BancFirst provides a broad line of financial products and services for small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full-service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables BancFirst to develop long-term customer relationships, maintain high-quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and do not offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, BancFirst’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the Federal Deposit Insurance Corporation (“FDIC”), the Company’s market share of deposits within the state of Oklahoma was 6.86% as of June 30, 2023 and 7.19% as of June 30, 2022.

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

Control of Company

Affiliates of the Company beneficially own approximately 38% of the outstanding shares of the Company’s common stock as of January 31, 2024. Under the Company’s Bylaws, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, while the Company’s affiliates do not have legal control, i.e., a majority of the outstanding shares of common stock, they have effective control of the Company.

Supervision and Regulation

Banking is a complex, highly regulated industry. The growth and earnings performance of the Company, BancFirst, Pegasus and Worthington can be affected by management decisions, general and local economic conditions, statutes, and the regulations and policies administered by various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Oklahoma Banking Department and the Texas Department of Banking.

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

Regulatory Agencies

In the U.S., banking is regulated at both the federal and state level. Commercial banks in the United States are able to choose to organize as national banks with a charter issued by the Office of the Comptroller of the Currency (“OCC”) or as state banks with a charter issued by a state government. The choice of charter determines which agency will supervise the bank: the primary supervisor of nationally chartered banks is the OCC, whereas state-chartered banks are supervised jointly by their state chartering authority and either the FDIC or the Federal Reserve Board, depending upon whether the state-chartered bank is a member of the Federal Reserve System. BancFirst is chartered by the State of Oklahoma and at the state level is supervised and regulated by the Oklahoma Banking Department under the Oklahoma Banking Code. Pegasus and Worthington are chartered by the State of Texas and at the state level are supervised and regulated by the Texas Department of Banking. On August 11, 2023, BancFirst became a Federal Reserve System member bank, which changed its primary regulator from the FDIC to the Federal Reserve System. Worthington became a Federal Reserve System member bank on September 1, 2023, and Pegasus became a Federal Reserve System member bank on October 12, 2023, which changed their primary regulator from the FDIC to the Federal Reserve System. Their deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC to the extent provided by law.

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

The Company believes that, as of December 31, 2023, BancFirst, Pegasus and Worthington were “well capitalized” based on the ratios provided in Note (15), “Stockholders’ Equity,” in the notes to consolidated financial statements included in Item 8.

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

The Company’s FDIC deposit insurance assessment expense totaled $5.8 million, $4.7 million and $3.5 million in 2023, 2022 and 2021, respectively.

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

In April 2016, the U.S. financial regulators, including the Federal Reserve Board and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include the Company, BancFirst and Pegasus). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.” These additional requirements, in which federal regulators were reported still to be interested in 2019, would not be applicable to the Company, BancFirst, Pegasus or Worthington.

Effective on October 2, 2023, pursuant to a final rule adopted by the SEC, NASDAQ adopted listing standards mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Each listed company was required to adopt by December 1, 2023, a compliant policy governing recovery of erroneously awarded compensation as required by the new listing standards. The Company has adopted a compliant policy governing the recovery of erroneously awarded compensation as required by the listing standards, which is filed as Exhibit 97 to this Form 10-K.

The scope, content and application of the U.S. banking regulators' policies on incentive compensation continue to evolve. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company, BancFirst, Pegasus and Worthington to hire, retain and motivate key employees.

Cybersecurity

Federal agencies have issued statements regarding cybersecurity. Financial institutions are expected to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures, to reliably authenticate customers accessing internet-based services of the financial institution. Management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Failure to observe the regulatory guidance could subject the Company, BancFirst, Pegasus and Worthington to various regulatory sanctions, including financial penalties.

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

In November 2021, federal banking agencies, including the Federal Reserve Board and the FDIC, issued a final rule to improve the sharing of information about cyber incidents, compliance was required by May 1, 2022. Under the final rule a banking organization’s primary federal regulator must receive notification as soon as possible and no later than 36 hours after the banking organization determines that a significant computer-security incident, known as a “notification incident,” has occurred. Further, the final rule separately requires a bank service provider to notify each of its affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

In June 2023, the Federal Trade Commission's amendments to the Gramm-Leach-Bliley Act's Safeguards Rule went into effect requiring financial institutions to: (i) appoint a qualified individual to oversee and implement their information security programs; (ii) implement additional criteria for information security risk assessments; (iii) implement safeguards identified by assessments, including access controls, data inventory, data disposal, change management, and monitoring, among other things; (iv) implement information system monitoring in the form of either "continuous monitoring" or "periodic penetration testing;" (v) implement additional controls including training for security personnel, periodic assessment of service providers, written incident response plans, and periodic reports from the qualified individual to the board of directors.

See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.

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

Durbin Amendment

The Durbin Amendment is part of the Dodd-Frank Act that limits transaction fees imposed upon merchants by debit card issuers. Interchange fees or "debit card swipe fees" are paid to banks by acquirers for the privilege of accepting payment cards. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

The Company exceeded $10 billion in total assets at December 31, 2022. Pursuant to the Durbin Amendment of the Dodd-Frank Act this triggered a reduction of annual pretax income from debit card interchange fees that began July 1, 2023. Additional information regarding the Durbin Amendment is presented in Item 1A. Risk Factors.

In October 2023, the Federal Reserve issued a proposal under which, if adopted, the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would, if adopted, adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers.

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

On October 24, 2023, the OCC, the Federal Reserve Board and the FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as BancFirst. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.

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

The Volcker Rule

The Volcker Rule under the Dodd-Frank Act restricts banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule does not significantly impact the operations of the Company as it does not engage in the businesses prohibited by the Volcker Rule.

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

Pegasus and Worthington are Texas-chartered state banks. Accordingly, their operations are subject to various requirements and restrictions of Texas state law relating to loans, lending limits, interest rates payable on deposits, investments, mergers and acquisitions, borrowings, dividends, capital adequacy and other matters. However, Texas banking law specifically empowers state-chartered banks such as Pegasus and Worthington to exercise the same powers as are conferred upon national banks by the laws of the United States and the regulations and policies of the Office of the Comptroller of the Currency, unless otherwise prohibited or limited by the Texas Banking Commissioner or the Texas Finance Commission. Accordingly, unless a specific provision of Texas law otherwise provides, a state-chartered bank is empowered to conduct all activities that a national bank may conduct.

National banks are authorized by the GLB Act to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank’s capital outstanding investments in financial subsidiaries). The GLB Act provides that state member banks, such as BancFirst, Pegasus and Worthington, may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law), subject to the same conditions that apply to national bank investments in financial subsidiaries.

As a state member bank, BancFirst is subject to primary supervision, periodic examination and regulation by the Oklahoma Banking Department and the Federal Reserve Bank of Kansas City, and Oklahoma law provides that BancFirst must maintain reserves against deposits as required by the FDI Act. The Oklahoma Banking Commissioner is authorized by statute to accept a Federal Reserve Bank examination in lieu of a state examination. In practice, the Federal Reserve Bank of Kansas City and the Oklahoma Banking Department alternate examinations of BancFirst. If, as a result of an examination of a bank, the Oklahoma Banking Department determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the management of the bank is violating or has violated any law or regulation, various remedies, including the remedy of injunction, are available to the Oklahoma Banking Department. Oklahoma law permits the acquisition of an unlimited number of wholly-owned bank subsidiaries so long as aggregate deposits at the time of acquisition in a multi-bank holding company do not exceed 20% of the total amount of deposits of insured depository institutions located in Oklahoma.

As state member banks, Pegasus and Worthington are subject to primary supervision, periodic examination and regulation by the Texas Department of Banking and the Federal Reserve Bank of Dallas, and Texas law provides that Pegasus and Worthington must maintain reserves against deposits as required by the FDI Act. The Texas Department of Banking is authorized by statute to accept a Federal Reserve Bank examination in lieu of a state examination. In practice, the Federal Reserve Bank of Dallas and the Texas Department of Banking alternate examinations. If, as a result of an examination of a bank, the Texas Department of Banking determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the management of the bank is violating or has violated any law or regulation, various remedies, including the remedy of injunction, are available to the Texas Department of Banking.

In addition to the provisions of the GLB Act that authorize state member banks to invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) on the same conditions that apply to national banks, Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) provides that FDIC-insured state banks such as BancFirst, Pegasus and Worthington may engage directly or through a subsidiary in certain activities that are not permissible for a national bank, if the activity is authorized by applicable state law, the FDIC determines that the activity does not pose a significant risk to the DIF and the bank is in compliance with its applicable capital standards.

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

Credit and Lending Risks

We may be adversely affected by declining crude oil and natural gas prices.

As of December 31, 2023, the price per barrel of crude oil was approximately $76 down from $78 at December 31, 2022. At December 31, 2023, the price per million British thermal units of natural gas was approximately $2.51 down from $4.48 at December 31, 2022. If oil and natural gas prices drop below the marginal cost of production for an extended period, we would expect to experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil and natural gas prices could also have a negative impact on the energy producing economies and, in particular, the economies of states such as Oklahoma and Texas, where the energy industry is a significant driver of economic activity. Although as of December 31, 2023, oil and gas loans comprised 7.66% of our loan portfolio, the impact of lower oil and natural gas prices could have an indirect impact on our other loan portfolio segments, for example, commercial real estate (“CRE”).

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate constitute a significant portion of our loan portfolio. At December 31, 2023, this percentage was approximately 69%. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for credit losses. In addition, because one to four family residential and commercial real estate loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

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

The bank failures and related negative media attention in early 2023 have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional, as well as community banks like the Company. These developments have negatively impacted customer confidence in regional and community banks that are not considered too big to fail, which has prompted customers to move uninsured deposits to banks that are perceived as too big to fail. Further, competition for deposits has recently increased and available yields have similarly increased, causing non-interest bearing deposits to move to interest bearing deposits and sweeps. If such movement is permanent, it will reduce our net interest margin going forward. The financial impact on the Company of ongoing market volatility, continued inflation and rising interest rates will depend on future developments which are highly uncertain and difficult to predict.

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

Additionally, the processes we use to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

Technological advances in payment processing is expected to negatively impact our interchange revenue.

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Rapid, significant technological changes continue to confront the payments industry. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions for processing electronic payment transactions. These include developments in smart cards, e-commerce, mobile and radio frequency and proximity payment devices, such as contactless cards. Ongoing or increased competition in payment processing may restrict our ability to generate interchange revenue in the future. For the year ended December 31, 2023, debit card interchange revenue represented 20.3% of our noninterest income.

Consumer protection laws and the Durbin Amendment will reduce our noninterest income.

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge non-sufficient funds ("NSF") fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees, which represented 15.1% of our noninterest income for the year ended December 31, 2023. Violations of applicable consumer protection laws could result in enforcement actions and significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. In addition, we are subject to political pressures that could limit our ability to charge NSF and overdraft fees.

In addition, the Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets and limits these banks on what they charge for debit card interchange fees. The Company exceeded $10 billion in total assets at December 31, 2022. Pursuant to the Durbin Amendment of the Dodd-Frank Act, which began to apply to the Company on July 1, 2023, based on current run rates, annual pretax income from debit card interchange fees will be reduced by approximately $23 million.

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

Our directors and executive officers, as a group, beneficially owned 33.55% of our outstanding common stock as of January 31, 2024. As a result of their ownership, the directors and executive officers have the ability for all practical purposes, by voting their shares in concert, to control the outcome of any matter submitted to our stockholders for approval, including the election of directors, which requires only a majority vote. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company recognizes the critical importance of maintaining the safety and security of its systems to protect its customers, maintain its reputation, and preserve the value of the Company and data and therefore have an enterprise-wide risk management framework for overseeing and managing cybersecurity and related risks. The process is supported by both management and its Board of Directors.

The Company relies heavily on sensitive information to run daily operations and deliver products and services. To protect the availability, integrity, and confidentiality of sensitive information and sensitive infrastructure, the Board of Directors requires the Company develop and implement a comprehensive Information Security Program, which focuses on the confidentiality, availability and security of information and systems. The Information Security Program defines the strategy that the Company uses to protect and secure its systems and media that process and maintain sensitive information. The program details the governance, management, operations, and assurance of the program, and seeks to identify, prevent and mitigate cyber threats and to respond effectively to cyber threats when they occur.

The cybersecurity function, is led by the Company's Chief Information Officer ("CIO"), who reports to The Company's Chief Operating Officer ("COO"). The Chief Information Security Officer ("CISO") reports to the CIO and generally is responsible for management of cybersecurity risk and the protection and defense of the Company's networks and systems. The CISO manages a team of cybersecurity professionals with broad experience and expertise, including threat assessments and detection, mitigation technologies, cybersecurity training, incident response, insider threats and regulatory compliance.

The Company has not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to its business or operations. Nevertheless, there are no assurances the Company will not experience such an incident in the future. Such incidents, whether or not successful, could result in the Company incurring significant costs related to, for example, rebuilding its internal systems, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, risk of customers moving relationships with the Company to another institution, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm.

Board Oversight

Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in the role of risk oversight. The full Board receives an update on the Company’s risk management process and the risk trends related to cybersecurity at least annually and receive reports on incidents that exceed certain thresholds and updates on responses thereto. The Information Security Committee is directly responsible for oversight of risks related to cybersecurity. The Board receives reports on information security and cybersecurity from the Information Security Committee at least four times a year.

Risk Management and Strategy

The Company continuously seeks to identify threats, vulnerabilities, and cybersecurity risks on information assets. Threats are identified through experience, regulatory requirements, information sharing, third party vendors, internal and external security assessments, and industry periodicals.

The risk assessment process identifies areas that are required to be protected and determine if adequate controls are used to safeguard the Company against threats and vulnerabilities. Adjustments required to adhere to regulatory changes are a regular function of the assessment process as well as changes to technologies, processes, and other factors. From the analyses, any additional controls are identified, prioritized and implemented.

Security Controls and Continuous Monitoring

Security controls and design are critical to mitigating risks. The Company works to protect its computing environments and products from cybersecurity threats through multi-layered defenses and applies lessons learned from its defense and monitoring efforts to help prevent future attacks. The Company utilizes data analytics to detect anomalies and monitor for possible cyber threats. The Company's Cybersecurity Operations Center provides comprehensive cyber threat detection and response capabilities and maintains a 24x7 monitoring system which complements the technology, processes and threat detection techniques the Company uses to monitor, manage and mitigate cybersecurity threats. From time to time, the Company engages third party consultants or other advisors to assist in assessing, identifying and/or managing cybersecurity threats. The Company's Internal Audit function also conducts information technology and cybersecurity reviews and assessments.

Threat Intelligence

The Company considers threat intelligence from third party sources to strengthen systems and network preparedness for cybersecurity risks. The Company uses associations, such as the Financial Services Information Sharing and Analysis Center ("FS-ISAC"), to stay informed of threat information.

Third Party Risk Assessments

The Company conducts information security assessments before sharing or allowing the hosting of sensitive data in computing environments managed by third parties, and its standard terms and conditions contain contractual provisions requiring certain security protections.

Incident Response and Recovery Planning

The Company has established comprehensive incident response and recovery plans and continues to regularly test and evaluate the effectiveness of those plans. The Company's incident response and recovery plans address and guide its employees, management and the Board on its response to a cybersecurity incident.

Training and Awareness

The Company provides awareness training to its employees to help identify, avoid and mitigate cybersecurity threats. All employees with network access participate annually in required training, including spear phishing and other awareness training. The Company also periodically hosts tabletop exercises with management and other employees to practice cyber incident response.

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

The Company’s wholly-owned subsidiary, Worthington has one banking location in Arlington, Texas, one in Colleyville, Texas, one in Denton, Texas and two in Fort Worth, Texas. The main bank is located at 200 W Main St, Arlington, TX 76010.

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

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

The Company’s Common Stock is listed on the NASDAQ Global Select Market System (“NASDAQ/GS”) and is traded under the symbol “BANF”. As of January 31, 2024, there were 228 holders of record of our Common Stock.

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

Stock Repurchases

The Company has adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2023, up to 479,784 shares could be repurchased under the Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

No purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2023.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2023 is presented in the table below. All of the Company’s stock-based compensation plans have been approved by the Company’s stockholders. Additional information regarding stock-based compensation plans is presented in Note (13) – Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,393,041	$52.78	486,111

Performance Graph

The Company’s performance graph is incorporated by reference from “Performance Graph” contained on the last page of this 10-K report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2023. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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
•
Political pressures could further limit our ability to charge NSF and overdraft fees.
•
A continuing shift in deposit mix could negatively impact net interest margin.
•
Changes in interest rates.
•
The increased time, effort and non-interest expense related to ongoing and increased regulations from the Federal Reserve, the Consumer Financial Protection Bureau and the Securities and Exchange Commission (requirements related to environmental, social and governance issues and climate disclosure).
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
Cyber threats

•
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.
•
The Company’s success at managing the risks involved in the foregoing items.

Actual results may differ materially from forward-looking statements.

SUMMARY

The Company’s net income for 2023 was $212.5 million, or $6.34 per diluted share, compared to $193.1 million, or $5.77 per diluted share for 2022.

In 2023, net interest income increased to $424.5 million, compared to $373.7 million in 2022. Rising short-term interest rates and loan growth contributed to the increase in net interest income in 2023. The Company’s net interest margin increased to 3.79% for 2023, compared to 3.29% for 2022.

The Company recorded a provision for credit losses of $7.5 million in 2023 compared to a provision for credit losses of $10.1 million in 2022. The Company's provision for credit losses decreased in 2023 due to improving economic forecasts.

Noninterest income totaled $185.4 million in 2023 compared to $183.7 million in 2022. The increase in noninterest income in 2023 was mostly attributable the increase in sweep fees of $12.2 million, partially offset by the reduction of interchange fees of approximately $10.9 million related to the impact of the Durbin Amendment since its application to the Company on July 1, 2023.

Noninterest expense was $332.5 million in 2023 compared to $309.9 million in 2022. Higher noninterest expenses in 2023 were primarily related to growth in salaries and employee benefits of $15.0 million related to both annual merit increases and new hires needed to comply with the increased regulatory burden associated with exceeding $10 billion in assets. In addition, 2023 included an expense from other real estate owned of $15.9 million compared to $9.9 million during 2022.

The Company’s effective tax rate in 2023 was 21.29% compared to 18.67% for 2022. During the first quarter of 2023, the Company adopted accounting standards update ("ASU") 2023-02, which increased income tax expense. The effective tax rate for 2023 was higher than the statutory rate due to the adoption of ASU 2023-02 and state tax expense. The effective tax rate for 2022 was lower than the statutory tax rate due to the recognition of certain tax credits.

The Company’s assets at year-end 2023 totaled $12.4 billion, virtually unchanged from December 31, 2022. Off-balance sheet sweep accounts totaled $4.3 billion at December 31, 2023 compared to $3.7 billion at December 31, 2022. Loans totaled $7.7 billion an increase of $710.3 million from year-end 2022. Deposits totaled $10.7 billion at December 31, 2023 a decrease of $274.1 million from December 31, 2022. The Company’s total stockholders’ equity was $1.4 billion, an increase of $183.1 million from December 31, 2022.

Asset quality remained strong with nonaccrual loans of $24.6 million, representing 0.32% of total loans at December 31, 2023. Nonaccrual loans were $15.3 million or 0.22% of total loans at December 31, 2022. The allowance for credit losses to total loans stood at 1.26% at December 31, 2023, compared to 1.33% at December 31, 2022. Net charge-offs were $3.4 million for the year or 0.05% of average loans, compared to $1.4 million or 0.02% of average loans for the year ended December 31, 2022.

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

Allowance for Credit losses

On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, which replaced the incurred loss methodology for determining its provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as current expected credit loss ("CECL"). The allowance for credit losses is management’s estimate of the current expected credit losses on financial assets measured at amortized cost.

The allowance for credit losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The amount of the allowance for credit losses is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A loan is considered collateral-dependent when the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company's assessment as of the reporting date. For collateral dependent loans, the standard allows institutions to use, as a practical expedient, the fair value of the collateral to measure current expected credit losses on collateral-dependent financial assets. This amount is included in the allowance for credit losses.

To estimate expected losses using historical loss information, the Company elected to utilize a methodology known as vintage loss analysis for BancFirst, Pegasus, and Worthington Bank. Vintage loss analysis measures impairment based on the age of the accounts and the historical performance of assets with similar risk characteristics. Vintage loss analysis determines expected losses by allowing the Company to calculate the cumulative loss rates of a given loan pool and, in so doing, determine the loan pool’s lifetime expected loss experience relative to the appropriate type of financial assets that share similar risk characteristics. Vintage loss analysis uses different “vintages” analyzed by year of origination through the weighted average maturity of each loan pool. The key quantitative inputs used in the Company’s estimate of the allowance for credit losses include 1) all available loan data tracked by year of origination, 2) total charge-offs for each specific loan pool recorded since year of origination, 3) recovery rate calculated by the average recovery over the previous seven years across all loan pools, and 4) a weighting factor biased to more recent loss experience. The quantitative current expected credit loss is calculated by dividing each year’s net charge-offs by the original balance. The respective vintage’s original balance remains the denominator in each annual calculation, referencing the specific vintage’s initial balance. The loss experience of this original balance is tracked annually and summed over the life of the loan for each separate loan pool, leaving a cumulative life of credit loss rate based on historic averages weighted towards more recent loss experience. These key quantitative inputs change from period to period as new loans are originated, and charge-offs and recoveries are recognized. The recovery rate is revised on an annual basis, taking into consideration the most recent seven years. The weighting factor percentages remain static; however, the most recent year receives the highest weighting percentage.

The BancFirst Senior Loan Committee (“the SLC”) establishes BancFirst qualitative adjustments. In setting the qualitative adjustments, they consider several factors, including external economic information, peer bank comparisons, and experience with the loan portfolio. The SLC also considers a Moody’s Analytics dataset in which BancFirst selects a range from three probability scenarios from two economic forecasts. To determine the appropriate correlation to the loss experience, economic indicators are compared to the prior ten years of charge-off history to arrive at a correlation factor. BancFirst then applies the correlation factor to the change in the forecast of the aforementioned economic indicators over the next 18-24 months, which is driven by management’s judgment of a reasonable and supportable forecast period to arrive at a percentage range of qualitative loss adjustment attributable to economic forecasts. The SLC establishes a qualitative adjustment for each loan pool using these factors. For periods beyond which BancFirst can make or obtain reasonable and supportable forecasts of current expected credit losses, BancFirst reverts to historical loss information.

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

The amount of accrued current and deferred income taxes is based on estimates of taxes due or receivable from taxing authorities either currently or in the future. Changes in these accruals are reported as tax expense or benefits, and involve estimates of the various components included in determining taxable income, tax credits, other taxes and temporary differences. Changes periodically occur in the estimates due to changes in tax rates, tax laws and regulations and implementation of new tax planning strategies. The process of determining the accruals for income taxes necessarily involves the exercise of considerable judgment and consideration of numerous subjective factors.

Management performs an analysis of the Company’s tax positions annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets, are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the consolidated statements of comprehensive income.

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

The evaluation of intangible assets and goodwill for the year ended December 31, 2023 and 2022 resulted in no impairments.

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

The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2023 and December 31, 2022, 98% of the available for sale debt securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies. The Company does not consider the unrealized position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material.

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

RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors that affected the Company's financial condition as of December 31, 2023 and 2022 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 24, 2023 (the “2022 Form 10-K”) for a discussion and analysis of the more significant factors that affected periods prior to 2022, which the Company incorporates by reference.

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

Average Balances, Income Expenses and Rates

The following tables present, for the periods indicated, certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $21.9 million for the year ended December 31, 2023 compared to $24.1 million for the year ended December 31, 2022 and $55.5 million for the year ended December 31, 2021.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
Taxable Equivalent Basis
(Dollars in thousands)

	December 31, 2023			December 31, 2022			December 31, 2021
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$7,292,871	$467,951	6.42%	$6,611,617	$336,739	5.09%	$6,220,192	$316,618	5.09%
Debt securities – taxable	1,565,697	36,838	2.35	1,295,762	24,456	1.89	538,157	6,327	1.18
Debt securities – tax exempt	3,339	91	2.71	3,877	118	3.03	11,372	258	2.27
Federal funds sold and interest-bearing deposits with banks	2,343,182	119,486	5.10	3,450,093	58,931	1.71	3,268,443	4,366	0.13
Total earning assets	11,205,089	624,366	5.57	11,361,349	420,244	3.70	10,038,164	327,569	3.26
Nonearning assets:
Cash and due from banks	204,394			260,028			271,004
Interest receivable and other assets	814,419			865,744			694,191
Allowance for credit losses	(96,154)			(87,567)			(88,028)
Total nonearning assets	922,659			1,038,205			877,167
Total assets	$12,127,748			$12,399,554			$10,915,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$4,361,001	$142,275	3.26%	$4,090,098	$31,245	0.76%	$3,566,394	$4,147	0.12%
Savings deposits	1,087,642	29,575	2.72	1,147,673	6,402	0.56	1,019,042	542	0.05
Time deposits	797,179	23,196	2.91	672,179	4,318	0.64	654,801	3,543	0.54
Short-term borrowings	6,432	312	4.84	4,333	60	1.39	2,608	2	0.08
Subordinated debt	86,070	4,122	4.79	86,013	4,122	4.79	56,793	3,130	5.51
Total interest-bearing liabilities	6,338,324	199,480	3.15	6,000,296	46,147	0.77	5,299,638	11,364	0.21
Interest-free funds:
Noninterest-bearing deposits	4,343,646			5,097,813			4,437,352
Interest payable and other liabilities	108,438			102,691			52,069
Stockholders’ equity	1,337,340			1,198,754			1,126,272
Total interest free funds	5,789,424			6,399,258			5,615,693
Total liabilities and stockholders’ equity	$12,127,748			$12,399,554			$10,915,331
Net interest income		$424,886			$374,097			$316,205
Net interest spread			2.42%			2.93%			3.05%
Effect of interest free funds			1.37%			0.36%			0.10%
Net interest margin			3.79%			3.29%			3.15%

The following table depicts, for the periods indicated, selected income statement data and other selected data:

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	At and for the Year Ended December 31,
	2023	2022	2021
Income Statement Data
Net interest income	$424,456	$373,673	$315,657
Provision for (benefit from) credit losses	7,458	10,076	(8,690)
Noninterest income	185,408	183,747	170,032
Noninterest expense	332,458	309,912	285,981
Net income	212,465	193,100	167,630
Per Common Share Data
Net income – basic	$6.45	$5.89	$5.12
Net income – diluted	6.34	5.77	5.03
Cash dividends	1.66	1.52	1.40
Selected Financial Ratios
Performance ratios:
Return on average assets	1.75%	1.56%	1.54%
Return on average stockholders’ equity	15.89	16.11	14.88
Cash dividends payout ratio	25.74	25.81	27.34
Net interest spread	2.42	2.93	3.05
Net interest margin	3.79	3.29	3.15
Efficiency ratio	54.51	55.60	58.88

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased in 2023 by $50.8 million, to a total of $424.5 million, compared to an increase of $58.0 million in 2022. Rising short-term interest rates and loan growth contributed to the increase in 2023. Rising short-term interest rates and loan growth, along with net interest income related to the Worthington acquisition contributed to the increase in 2022. Net interest margin is shown in the preceding table.

During 2022, the Federal Reserve began raising interest rates to help slow inflation in the economy. The Company’s net interest income and net interest margin were impacted by the increases in interest rates.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2023 and 2022. See “Maturity and Rate Sensitivity of Loans” for additional discussion.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2023			Change in 2022
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$131,212	$34,533	$96,679	$20,121	$2,524	$17,597
Investments—taxable	12,382	5,164	7,218	18,129	9,474	8,655
Investments—tax exempt	(27)	(22)	(5)	(140)	(163)	23
Interest-bearing deposits with banks and federal funds sold	60,555	(18,805)	79,360	54,565	264	54,301
Total interest income	204,122	20,870	183,252	92,675	12,099	80,576
Interest Expense:
Money market and interest-bearing checking deposits	111,030	3,148	107,882	27,098	541	26,557
Savings deposits	23,173	(357)	23,530	5,860	69	5,791
Time deposits	18,878	826	18,052	775	136	639
Short-term borrowings	252	(28)	280	58	1	57
Subordinated debt	—	2	(2)	992	1,135	(143)
Total interest expense	153,333	3,591	149,742	34,783	1,882	32,901
Net interest income	$50,789	$17,279	$33,510	$57,892	$10,217	$47,675
(1) The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Provision For and Benefit From Credit Losses

As shown in the selected consolidated financial table above, the Company recorded a provision for credit losses for 2023 and 2022, compared to a net benefit from reversal of provision for credit losses for 2021. The Company's provision for credit losses decreased in 2023 due to improving economic forecasts. In 2021, provisions for credit losses normalized after the economic downturn and recovery from the effects of the COVID pandemic in prior years, and acquired loans and loan growth led to an increase in the provision in 2022. The Company’s reversal of provision for 2021 was based on improvements in economic conditions and the Company’s outlook for certain economic indicators. The Company establishes an allowance as an estimate of the current expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of current expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $3.4 million for 2023 compared to $1.4 million for 2022 and $7.0 million for 2021. The net charge-offs equated to 0.05%, 0.02% and 0.11% of average loans for 2023, 2022 and 2021, respectively. The rate of net charge-offs to average total loans continues to be at a low level. A more detailed discussion of the allowance for credit losses is provided under “Loans.”

Noninterest Income

Noninterest income is shown in the selected consolidated financial table above. Total noninterest income increased in 2023 due mostly to the increase in sweep account fees of $12.2 million resulting from higher yields and increased sweep account balances. This increase was partially offset by the reduction of interchange fees of approximately $10.9 million related to the impact of the Durbin Amendment, which took effect for the Company on July 1, 2023.

Other increases in noninterest income during 2023 included a $3.7 million increase in insurance commissions and a $3.1 million increase in trust revenue. The Company’s operating noninterest income has generally increased over time due to enhanced product lines, acquisitions and internal deposit account growth.

Noninterest income for 2022 included $9.3 million of income from an equity interest received from a prior loan settlement compared to $327,000 for 2023. The equity interest was sold during the second quarter of 2023 at no gain.

The Company earned $2.6 million on the sale of loans in 2023 compared $4.5 million in 2022 and $7.3 million in 2021. The income from sales of loans in 2023 was lower due to higher mortgage rates resulting in a decrease of originations. The income from sales of loans in 2021 was higher due to the increase in the volume of mortgage loans originated because of record low mortgage rates. The Company expects the volume of mortgage loans originated to increase during 2024 as mortgage rates begin to decrease.

The Company reported security transactions on the consolidated statements of comprehensive income totaling net losses of $1.8 million during each of 2023 and 2022, and a net gain of $1.0 million during 2021. These gains and losses related to its portfolio of debt securities and investments in equity securities carried in other assets. The Company’s practice is to maintain a liquid portfolio of debt securities and not engage in trading activities. The Company has the ability and intent to hold debt securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost. In 2022, the Company recognized a loss of $4.0 million on the sale of $226 million of low yielding debt securities, which were subsequently reinvested at higher yielding debt securities. The Company also recognized a net loss of $1.8 million during 2023, a net gain of $2.2 million during 2022, and a net gain of $1.0 million during 2021, due to changes in the fair value of the equity securities.

Noninterest income included NSF and overdraft fees totaling $27.9 million, $26.0 million and $25.0 million in 2023, 2022 and 2021, respectively. This represents 15.1%, 14.2%, and 14.7% of the Company’s noninterest income for the years 2023, 2022 and 2021, respectively. In addition, the Company had debit card interchange fees totaling $37.6 million, $48.9 million and $46.0 million for the years 2023, 2022 and 2021, respectively. This represents 20.3%, 26.6% and 27.1% of the Company’s noninterest income for the years 2023, 2022 and 2021, respectively. The decrease in interchange fees in 2023 was due to the impact of the Durbin Amendments with took effect for the Company on July 1, 2023.

The Company is subject to political pressures that could limit our ability to charge NSF and overdraft fees. As of April 1, 2022, the Company lowered the rates charged on NSF and overdraft fees. Also, based on current run rates, annual pretax income from debit card interchange fees will be reduced by approximately $23 million from the impact of the Durbin Amendment.

Noninterest Expense

Total noninterest expense increased by $22.5 million, or 7.3% to $332.5 million for 2023. This compares to an increase of $23.9 million, or 8.4% to $309.9 million for 2022. Higher noninterest expenses in 2023 was primarily related to growth in salaries and employee benefits of $15.0 million related to both annual merit increases and new hires needed to comply with the increased regulatory burden associated with exceeding $10 billion in assets. In addition, net expense from other real estate owned increased $6.0 million, which was due to an increase of $1.5 million of write downs on other real estate owned, a $1.0 million increase in the cost of holding other real estate owned, and a decrease in gain on the sales of other real estate owned of $3.5 million. During 2022, the Company’s prior headquarters which were held in other real estate owned, was sold for a gain of $3.1 million. The Company's adoption of ASU 2023-02 in the first quarter of 2023 decreased other expense by $4.4 million due to the amortization of New Markets Tax Credits ("NMTC") and other tax credits that are now being recorded to income tax expense. Noninterest expense for 2022 included a write down of an equity investment of $1.5 million.

The increase in noninterest expense in 2022 was due to the increase in salaries and employee benefits of $18.3 million, noninterest expenses (including salaries and employee benefits) related to the Worthington acquisition, and an increase in deposit insurance. In addition, net expense from other real estate owned increased $822,000, which was due to an increase of $3.2 million of write downs on other real estate owned and a $1.3 million increase in the cost of holding other real estate owned, offset by an increase in gain on the sales of other real estate owned of $3.6 million.

Noninterest expense included deposit insurance expense, which totaled $5.8 million for the year ended December 31, 2023, compared to $4.7 million for the year ended December 31, 2022 and $3.5 million for the year ended December 31, 2021.

Income Taxes

Income tax expense totaled $57.5 million in 2023, compared to $44.3 million in 2022 and $40.8 million in 2021. The effective tax rates for 2023, 2022 and 2021 were 21.3%, 18.7% and 19.6% respectively. The Company's adoption of ASU 2023-02 in the first quarter of 2023 increased income tax expense due to the amortization of $6.0 million of NMTC and other tax credits to income tax expense during the period that would have previously been recorded to other expense, which increased the effective tax rate by 2.22%. Exercises of stock options contributed to the lower effective tax rate in 2022.

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

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)
	At and for the Year Ended December 31,
	2023	2022
Balance Sheet Data
Total assets	$12,372,042	$12,387,863
Debt securities	1,555,095	1,540,604
Total loans (net of unearned interest)	7,660,134	6,949,795
Allowance for credit losses	96,800	92,728
Deposits	10,700,122	10,974,228
Subordinated debt	86,101	86,044
Stockholders’ equity	1,433,891	1,250,836
Book value per share	43.54	38.05
Tangible book value per share (non-GAAP)(1)	37.50	31.90
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders’ equity	$1,433,891	$1,250,836
Less goodwill	182,263	182,055
Less intangible assets, net	16,704	19,983
Tangible stockholders' equity (non-GAAP)	$1,234,924	$1,048,798
Common shares outstanding	32,933,018	32,875,560
Tangible book value per share (non-GAAP)	$37.50	$31.90
Selected Financial Ratios
Performance Ratios:
Return on average assets	1.75%	1.56%
Return on average stockholders' equity	15.89	16.11
Cash dividends payout ratio	25.74	25.81
Net interest spread	2.42	2.93
Net interest margin	3.79	3.29
Efficiency ratio	54.51	55.60
Balance Sheet Ratios:
Average loans to deposits	68.87%	60.06%
Average earning assets to total assets	92.93	91.63
Average stockholders’ equity to average assets	11.03	9.67
Asset Quality Ratios:
Nonaccrual loans to total loans	0.32%	0.22%
Allowance for credit losses to total loans	1.26	1.33
Allowance for credit losses to nonaccrual loans	393.92	606.10
Net charge-offs to average loans	0.05	0.02

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

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. The Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period, which increased during 2023 from 4.50% to 5.50%. The rate increased from 0.25% to 4.50% during 2022.

The amount of cash, federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing and the Company’s liquidity and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks decreased by $773.0 million, or 24.4%, to $2.4 billion, from December 31, 2022 to December 31, 2023. The decrease was primarily due to the movement of some large commercial deposits into the Company's off-balance sheet sweep account product and loan growth.

Securities

For the year ended December 31, 2023, total debt securities increased $14.5 million. Debt securities available for sale represented 99.9% of the total debt securities portfolio at both December 31, 2023 and December 31, 2022. Debt securities available for sale had a net unrealized loss of $65.5 million at December 31, 2023, compared to a net unrealized loss of $93.7 million at December 31, 2022. These unrealized losses are included in the Company’s stockholders’ equity as accumulated other comprehensive loss, net of income tax, in the amounts of a loss of $50.0 million and a loss of $71.6 million for December 31, 2023 and 2022, respectively. The Company did not recognize a gain or loss on debt securities during the year ended December 31, 2023. During the year ended December 31, 2022, the Company had a loss of $4.0 million resulting from the sale of $226 million of debt securities with an average yield of 0.16%, which was subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. The Company purchased a total of $454.0 million of debt securities in 2023 compared to $1.9 billion of debt securities in 2022.

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

Management has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, the Company also has the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. As of December 31, 2023, the Company had net unrealized losses largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decrease. Furthermore, as of December 31, 2023, management had no intent or requirement to sell before the recovery of the unrealized loss.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

WEIGHTED AVERAGE YIELD OF DEBT SECURITIES

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at December 31, 2023. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds. For the interest rate sensitivity of debt securities see the table in item 7A.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
Mortgage-backed securities	$3	10.44%	$2	4.69%	$—	—%	$—	—%	$5	6.46%
State and political subdivisions	350	3.38	335	3.06	—	—	—	—	685	3.22
Other securities	—	—	500	0.10	—	—	—	—	500	0.10
Total	$353	3.43	$837	1.29	$—	—	$—	—	$1,190	1.92
Percentage of total	29.7%		70.3%		—%		—%		100.0%
Available for Sale
U.S. Treasury, other federal agencies and mortgage-backed securities	$337,766	2.05%	$1,167,939	2.21%	$11,471	4.45%	$7,434	3.91%	$1,524,610	2.20%
State and political subdivisions	4,027	3.38	5,181	4.54	270	1.48	532	3.95	10,010	3.96
Asset backed securities	—	—	—	—	12,512	6.38	—	—	12,512	6.38
Other securities	—	—	159	3.14	6,614	4.92	—	—	6,773	4.88
Total	$341,793	2.07	$1,173,279	2.22	$30,867	5.31	$7,966	3.92	$1,553,905	2.25
Percentage of total	22.0%		75.5%		2.0%		0.5%		100.0%
Total debt securities	$342,146	2.07%	$1,174,116	2.22%	$30,867	5.31%	$7,966	3.92%	$1,555,095	2.25%
Percentage of total	22.0%		75.5%		2.0%		0.5%		100.0%
* Yield is on a taxable-equivalent basis using a 21% tax rate.

Loans

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans held for investment increased $713.1 million, or 10.2%, to $7.7 billion in 2023, as a result of internal loan growth. Of the total increase in loans, residential real estate loans made up the largest increase with $189.3 million, or 26.7% of the increase, construction and development loans increased $167.4 million, or 23.6%, and oil and gas loans increasing $123.6 million, or 17.4%. At December 31, 2023, oil and gas loans comprise 7.7% of loans compared to 6.7% at December 31, 2022. The increase of internal loan growth was 76% from the Company's Oklahoma subsidiary BancFirst and 24% from the Company's Texas subsidiaries Pegasus and Worthington.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in real estate, light manufacturing, retail and service industries. Consumer non-real estate loans were comprised primarily of loans to individuals for automobiles.

LOANS HELD FOR INVESTMENT BY CATEGORY

	December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$960,944	12.55%	$908,494	13.08%
Commercial real estate non-owner occupied	1,486,420	19.42	1,383,150	19.92
Construction and development < 60 months	642,643	8.39	475,236	6.84
Construction residential real estate < 60 months	283,486	3.70	303,305	4.37
Residential real estate first lien	1,258,744	16.44	1,117,899	16.10
Residential real estate all other	244,696	3.20	196,198	2.83
Agriculture	427,139	5.58	408,037	5.88
Commercial non-real estate	1,289,452	16.84	1,241,454	17.88
Consumer non-real estate	476,467	6.22	446,756	6.43
Oil and gas	586,654	7.66	463,034	6.67
Total loans	$7,656,645	100.00%	$6,943,563	100.00%

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

The following table presents the maturity distribution of loans held for investment at December 31, 2023. Many of the loans with maturities of one year or less are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 57% of loans had adjustable interest rates at December 31, 2023.

	Loans Maturing
	Within One Year	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
December 31, 2023	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$88,565	$186,168	$501,122	$185,089	$960,944
Commercial real estate non-owner occupied	190,090	573,359	622,325	100,646	1,486,420
Construction and development < 60 months	264,471	291,901	56,254	30,017	642,643
Construction residential real estate < 60 months	250,990	15,895	3,335	13,266	283,486
Residential real estate first lien	73,852	134,425	433,188	617,279	1,258,744
Residential real estate all other	53,316	81,767	61,506	48,107	244,696
Agriculture	103,081	74,698	120,000	129,360	427,139
Commercial non-real estate	422,086	545,917	282,662	38,787	1,289,452
Consumer non-real estate	48,579	307,758	118,356	1,774	476,467
Oil and gas	233,477	333,008	16,441	3,728	586,654
Total loans	$1,728,507	$2,544,896	$2,215,189	$1,168,053	$7,656,645
Percentage of total	22.58%	33.24%	28.93%	15.25%	100.00%

The interest rate composition of loans with a maturity date over one year are presented below based on contractual terms.

	Loans Maturing after One Year
	Predetermined (Fixed) Interest Rate	Floating Interest Rate	Total
December 31, 2023	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$294,397	$577,982	$872,379
Commercial real estate non-owner occupied	701,512	594,818	1,296,330
Construction and development < 60 months	137,108	241,064	378,172
Construction residential real estate < 60 months	13,409	19,087	32,496
Residential real estate first lien	263,242	921,650	1,184,892
Residential real estate all other	42,524	148,856	191,380
Agriculture	74,413	249,645	324,058
Commercial non-real estate	475,501	391,865	867,366
Consumer non-real estate	415,422	12,466	427,888
Oil and gas	84,302	268,875	353,177
Total	$2,501,830	$3,426,308	$5,928,138
NONPERFORMING ASSETS

The following table summarizes nonperforming assets.

	December 31,
	2023	2022
	(Dollars in thousands)
Past due 90 days or more and still accruing	$9,542	$7,085
Nonaccrual (1)	24,573	15,299
Total nonperforming loans	34,115	22,384
Other real estate owned and repossessed assets	34,200	36,936
Total nonperforming assets	$68,315	$59,320

(1) Government agencies guarantee approximately $6.7 million of nonaccrual loans at December 31, 2023, and $4.7 million at December 31, 2022.

Nonaccrual Loans

Nonaccrual loans totaled $24.6 million at December 31, 2023, compared to $15.3 million at December 31, 2022. The Company’s nonaccrual loans are primarily commercial non-real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of $1.6 million for 2023, $1.3 million for 2022 and $2.2 million for 2021. Only a small amount of this interest is expected to be ultimately collected.

The classification of a loan as nonaccrual does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonaccrual loans has been considered in the determination of the allowance for credit losses. The level of nonaccrual loans and credit losses could rise over time as a result of adverse economic conditions. At December 31, 2023, the allowance for credit losses as a percentage of nonaccrual loans was 393.9%, compared to 606.1%, at the end of 2022.

Modified Loans

As of January 1, 2023, the Company adopted ASU No. 2022-02, which eliminates the Troubled Debt Restructurings (“TDR”) recognition and measurement guidance and, instead, requires that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan when a borrower is experiencing financial difficulty. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of modified loans was approximately $5.3 million for the year ended December 31, 2023.

Other Real Estate Owned and Repossessed Assets

Other real estate owned ("OREO") and repossessed assets decreased $2.7 million in 2023. OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense. The Company's write-downs in OREO totaled $5.2 million for 2023, $3.7 million for 2022 and $538,000 for 2021.

OREO included a larger commercial real estate property recorded at $29.4 million at December 31, 2023 and December 31, 2022. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	For the Year Ended December 31,
	2023	2022	2021
Rental income	$11,224	$10,340	$9,975
Operating expense	10,868	9,863	8,727

The Company's total rental income and operating expenses from OREO are presented in the following table:

	For the Year Ended December 31,
	2023	2022	2021
Rental income	$11,801	$10,877	$10,298
Operating expense	11,429	10,450	9,169

Allowance for Credit Losses/Fair Value Adjustments on Acquired Loans

The Company determines its provision for credit losses and allowance for credit losses using the expected loss methodology that is referred to as the CECL model. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. At December 31, 2023, the allowance for credit losses to total loans stood at 1.26% of total loans, compared to 1.33% at December 31, 2022, due to improved economic forecasts.

The overall credit quality of the Company’s loan portfolio has remained strong. Net charge-offs were $3.4 million and $1.4 million for the years ended 2023 and 2022, respectively. The amount of net loan charge-offs is relatively low, equating to 0.05% and 0.02% of average total loans for the years ended December 31, 2023 and 2022, respectively. If unforeseen adverse changes occur in the national or local economy, or in the credit markets, it would be reasonable to expect that the allowance for credit losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

The following table is a break-out of the allowance for credit losses:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$7,483	$6,416
Commercial real estate non-owner occupied	33,080	30,190
Construction and development < 60 months	3,950	3,778
Construction residential real estate < 60 months	3,414	3,275
Residential real estate first lien	4,914	4,092
Residential real estate all other	1,646	1,418
Agriculture	6,137	6,217
Commercial non-real estate	22,745	25,106
Consumer non-real estate	4,401	4,132
Oil and gas	9,030	8,104
Total	$96,800	$92,728

The following table is a break-out of net charge-offs/(recoveries) and the break-out of the percent of average loans in each category:

	December 31,
	2023		2022
	Amount	% of Avg Loans	Amount	% of Avg Loans
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$854	0.01%	$(487)	0.00%
Commercial real estate non-owner occupied	3	—	—	—
Construction and development < 60 months	(5)	—	81	—
Construction residential real estate < 60 months	94	—	—	—
Residential real estate first lien	150	—	19	—
Residential real estate all other	55	—	(367)	—
Agriculture	369	0.01	192	—
Commercial non-real estate	639	0.01	1,342	0.02
Consumer non-real estate	1,168	0.02	575	—
Oil and gas	59	—	—	—
Total	$3,386	0.05%	$1,355	0.02%

Fair Value Adjustments on Acquired Loans

The fair value adjustment on acquired loans can consist of a credit component and a rate component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was a $1.6 million discount at December 31, 2023 and a $2.2 million discount at December 31, 2022. The rate component was $568,000 at December 31, 2023 and $738,000 at December 31, 2022. These fair value adjustments will be accreted to income over the remaining life of the loans. The acquired loans outstanding were $262.7 million and $263.5 million, at December 31, 2023 and 2022, respectively.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $199.0 million and $202.0 million at December 31, 2023 and December 31, 2022, respectively.

On July 20, 2023, the Company recorded a core deposits intangible of approximately $252,000 because of the purchase of assets and assumption of liabilities from RCB Bank's Stroud, Oklahoma branch. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

Other assets includes the cash surrender value of key-man life insurance policies totaling $84.4 million at December 31, 2023 and $82.7 million at December 31, 2022.

Equity securities are reported in other assets on the balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $13.1 million at December 31, 2023 and $15.5 million at December 31, 2022. The Company reviews its portfolio of equity securities for impairment at least quarterly.

The balance of other assets at December 31, 2022 included an equity interest of $21.4 million related to a former borrower in the oil and gas industry, which was received through bankruptcy proceedings. This equity interest was sold during the second quarter of 2023 resulting in a zero balance at December 31, 2023. Under the equity method, the carrying value of a bank’s investment in an investee is originally recorded at cost but is adjusted periodically to record as income the bank’s proportionate share of the investee’s earnings or losses and decreased by the amount of cash dividends or similar distributions received from the investee.

Low Income Housing and New Market Tax Credit Investments

The Company’s low income housing tax credit ("LIHTC") investments were $46.4 million and $24.7 million at December 31, 2023 and 2022, respectively and are included in other assets on the consolidated balance sheet. The Company’s NMTC investments were $12.1 million and $11.3 million at December 31, 2023 and 2022, respectively and are included in other assets on the consolidated balance sheet.

The increase in 2023 was due to the Company adopting ASU 2023-02 on January 1, 2023. As a result of the adoption of ASU No. 2023-02, the Company recorded $25.1 million in other assets and other liabilities on the consolidated balance sheet during 2023 for unfunded LIHTC commitments and amortized $6.0 million of NMTC and other tax credit investments to income tax expense during the period that would have previously been recorded to other expense. See Note (6) of the Notes to Consolidated Financial Statements for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. Although the percent of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets has decreased to 19.4% at December 31, 2023, compared to 25.6% at December 31, 2022, the Company is still highly liquid. The decrease was primarily due to the movement of some large commercial deposits into the Company's off-balance sheet sweep account product and loan growth.

Historically, BancFirst has more liquidity than its peers. This liquidity positions BancFirst to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from BancFirst and its ability to obtain financing and or raise capital. Banking regulations limit bank dividends based upon net earnings retained by BancFirst and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2024, BancFirst had approximately $145.7 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2023, BancFirst declared four common stock dividends totaling $61.7 million, two preferred stock dividends totaling $1.9 million and one special dividend totaling $50.0 million to BancFirst Corporation. During 2023, Pegasus declared one special dividend totaling $10.0 million to BancFirst Corporation. There are no near term plans for Worthington to pay dividends to BancFirst Corporation.

Deposits

At December 31, 2023, deposits totaled $10.7 billion, a decrease of $274.1 million from December 31, 2022 as some large commercial deposits moved into the Company's off balance sheet sweep account product. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits was 97.4% at December 31, 2023 and 98.1% December 31, 2022. Noninterest-bearing deposits to total deposits were 37.2% at December 31, 2023, compared to 45.1% at December 31, 2022. Competition for deposits has recently increased and available yields have similarly increased, causing non-interest bearing deposits to move to interest bearing deposits and off balance sheet sweep account products.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $3.2 billion and $3.6 billion at December 31, 2023 and 2022, respectively, as calculated per regulatory guidance. This was approximately 30% and 33% of deposits at December 31, 2023 and 2022, respectively.

Off-balance sheet sweep accounts totaled $4.3 billion at December 31, 2023, compared to $3.7 billion at December 31, 2022. The movement of customers' funds into the Company's sweep accounts affected the balances of both cash and deposits.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Average Balances
Noninterest-bearing demand deposits	$4,343,646	$5,097,813
Money market and interest-bearing checking deposits	4,361,001	4,090,098
Savings deposits	1,087,642	1,147,673
Time deposits	797,179	672,179
Total deposits	$10,589,468	$11,007,763

PERCENTAGE OF TOTAL AVERAGE DEPOSITS AND AVERAGE RATES PAID

	Year Ended December 31,
	2023		2022
	% of Total	Rate	% of Total	Rate
Noninterest-bearing demand deposits	41.02%		46.31%
Money market and interest-bearing checking deposits	41.18	3.26%	37.15	0.76%
Savings deposits	10.27	2.72	10.43	0.56
Time deposits	7.53	2.91	6.11	0.64
Total deposits	100.00%		100.00%
Average rate paid on interest-bearing deposits		3.12%		0.71%

MATURITY OF TIME DEPOSITS

The following table shows the maturity of time deposits that are in excess of the Federal Deposit Insurance Corporation's insurance limit:

December 31, 2023
(Dollars in thousands)
Three months or less	$29,195
Over three months through six months	48,134
Over six months through twelve months	66,794
Over twelve months	17,939
Total	$162,062

At December 31, 2023, 88.9% of the Company’s uninsured time deposits mature in one year or less.

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

Capital Resources

Stockholders’ equity totaled $1.4 billion at December 31, 2023, compared to $1.3 billion at December 31, 2022. In addition to net income of $212.5 million, other changes in stockholders’ equity during the year ended December 31, 2023 included $2.5 million related to common stock issuances for stock option exercises, $3.0 million related to stock-based compensation, and a $21.5 million increase in other comprehensive income, that were partially offset by $54.7 million in dividends and $1.8 million in the repurchase of company stock. The Company’s average stockholders’ equity to average assets for 2023 was 11.03% compared to 9.67% for 2022. The Company’s leverage ratio and total risk-based capital ratios at December 31, 2023 were well in excess of the regulatory requirements. Banking institutions are generally expected to maintain capital well above the minimum levels. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. The Company’s Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines.

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

The Company has had a Stock Repurchase Program (the “SRP”) since November 1999. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2023, up to 479,784 shares could be repurchased under the SRP. For the year ended December 31, 2023, the Company repurchased 20,702 shares of its common stock for $1.8 million at an average price of $87.88 per share under the SRP. No shares were repurchased for the year ended December 31, 2022. For the year ended December 31, 2021, the Company repurchased 212,296 shares of its common stock for $11.7 million at an average price of $54.94 per share under the SRP.

Future dividend payments will be determined by the Company’s Board of Directors considering the earnings, financial condition and capital needs of the Company, BancFirst, Pegasus, Worthington, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2024.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

Liquidity Risk and Off-Balance Sheet Arrangements

Liquidity is the ability to meet financial obligations through the maturity or sale of existing assets or the acquisition of additional funds. Various financial obligations, including contractual obligations and commercial commitments, may require future cash payments by the Company. Certain obligations are recognized on the Consolidated Balance Sheets, while others are off-balance sheet under U.S. generally accepted accounting principles. The Company currently has 7.20% Junior Subordinated Debentures, Subordinated Notes, operating lease payments, time deposit payments and low income housing partnership commitments. The Company’s 7.20% Junior Subordinated Debentures mature on March 31, 2034. The Company's Subordinated Notes mature on June 30, 2036. The Company has consistently generated positive net income and the Company currently expects to have positive net income for 2024. Management does not currently know of any trends that would cause the Company to be unable to provide for current obligations in the next twelve months.

Refer to Notes 6, 8, 11, 19 and 20 to the consolidated financial statements for further information regarding these contractual obligations.

The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit, which involve elements of credit and interest-rate risk to varying degrees. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument’s contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the consolidated balance sheet. The Company had $2.8 billion and $2.6 billion in loan commitments at December 31, 2023 and 2022, respectively. The Company had $84.9 million and $72.2 million in stand-by letters of credit at December 31, 2023 and 2022, respectively. Loan commitments are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments generally have fixed expiration dates or other termination clauses. Since many of the instruments are expected to expire without being drawn upon, the total amounts do not necessarily represent commitments that will be funded in the future.

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

The Company seeks to reduce volatility in its net interest margin and net interest income through periods of changing interest rates. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”). The ALCO establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of tools are used to evaluate the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships. The ALCO also utilizes an earnings simulation model as a quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income over the next 12 months. These simulations incorporate assumptions regarding changes in interest rates and the maturity and repricing of earning assets and interest-bearing liabilities. The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities. This analysis indicates that the Company’s position is liability-sensitive with a negative gap of $711 million for the zero to 12-month interval at December 31, 2023, which was 5.75% of total assets, compared to and asset-sensitive position and a positive gap of $327 million for the zero to 12-month interval at December 31, 2022, which was 2.64% of total assets.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities. As of December 31, 2023, the model simulations projected that a 100 and 200 basis point increase would result in negative variance in net interest income of 1.98% and 3.90%, respectively, relative to the base case over the next 12 months. Conversely, the model simulation projected that a decrease in interest rates of 100 basis points would result in a positive variance in net interest income of 1.90% relative to the base case over the next twelve months.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2023.

	Avg.	Expected Maturity / Principal Repayments at December 31,
	Rate	2024	2025	2026	2027	2028	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans held for investment	6.42%	$3,300,811	$1,043,448	$985,540	$675,982	$525,171	$1,125,693	$7,656,645	$7,453,568
Debt securities	2.35	348,668	336,836	307,718	327,543	252,272	47,573	1,620,610	1,555,095
Federal funds sold and interest-bearing deposits	5.10	2,173,317	—	—	—	—	—	2,173,317	2,173,317
Interest Sensitive Liabilities
Savings and interest-bearing deposits	3.15	5,756,269	—	—	—	—	—	5,756,269	6,005,467
Time deposits	2.91	774,008	120,976	27,347	17,093	22,199	4	961,627	958,851
Short-term borrowings	4.84	3,351	—	—	—	—	—	3,351	3,351
Subordinated debt	4.79	—	—	—	—	—	86,101	86,101	79,271
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	4,875
Letters of credit		—	—	—	—	—	—	—	637

The expected maturities and principal repayments are based upon the contractual terms of the instruments. Debt securities are stated at par value. Prepayments have been estimated for certain instruments with predictable prepayment rates. Savings and interest bearing demand deposits are assumed to mature all in the first year as they are not subject to withdrawal restrictions and any assumptions regarding decay rates would be very subjective. The actual maturities and principal repayments for the financial instruments could vary substantially from the contractual terms and assumptions used in the analysis.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (the Company) as of December 31, 2023 and 2022 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report, dated February 27, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: 1) relate to accounts or disclosures that are material to the financial statements and 2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Oklahoma City, Oklahoma

February 27, 2024

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2023	2022
ASSETS
Cash and due from banks	$225,462	$259,049
Interest-bearing deposits with banks	2,172,001	2,909,861
Federal funds sold	1,316	2,850
Debt securities held for investment (fair value: $1,190 and $2,383, respectively)	1,190	2,383
Debt securities available for sale at fair value	1,553,905	1,538,221
Loans held for sale	3,489	6,232
Loans held for investment (net of unearned interest)	7,656,645	6,943,563
Allowance for credit losses	(96,800)	(92,728)
Loans, net of allowance for credit losses	7,559,845	6,850,835
Premises and equipment, net	278,594	278,088
Other real estate owned	33,718	36,756
Intangible assets, net	16,704	19,983
Goodwill	182,263	182,055
Accrued interest receivable and other assets	343,555	301,550
Total assets	$12,372,042	$12,387,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,982,226	$4,944,730
Interest-bearing	6,717,896	6,029,498
Total deposits	10,700,122	10,974,228
Short-term borrowings	3,351	300
Accrued interest payable and other liabilities	148,577	76,455
Subordinated debt	86,101	86,044
Total liabilities	10,938,151	11,137,027
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,933,018 and 32,875,560, respectively	32,933	32,876
Capital surplus	174,695	169,231
Retained earnings	1,276,305	1,120,292
Accumulated other comprehensive loss, net of income tax benefit of $15,473 and $22,107, respectively	(50,042)	(71,563)
Total stockholders' equity	1,433,891	1,250,836
Total liabilities and stockholders' equity	$12,372,042	$12,387,863

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
INTEREST INCOME
Loans, including fees	$467,540	$336,340	$316,124
Debt securities:
Taxable	36,838	24,456	6,327
Tax-exempt	72	93	204
Federal funds sold	226	83	—
Interest-bearing deposits with banks	119,260	58,848	4,366
Total interest income	623,936	419,820	327,021
INTEREST EXPENSE
Deposits	195,046	41,965	8,232
Short-term borrowings	312	60	2
Subordinated debt	4,122	4,122	3,130
Total interest expense	199,480	46,147	11,364
Net interest income	424,456	373,673	315,657
Provision for (benefit from) credit losses	7,458	10,076	(8,690)
Net interest income after provision for (benefit from) credit losses	416,998	363,597	324,347
NONINTEREST INCOME
Trust revenue	18,784	15,645	12,912
Service charges on deposits	77,367	86,757	83,425
Securities transactions (includes accumulated other comprehensive income reclassifications of $0, $1,536 and $0, respectively)	(1,828)	(1,833)	1,047
Income from sales of loans	2,607	4,548	7,282
Insurance commissions	30,615	26,883	23,745
Cash management	30,716	19,326	12,313
Gain on sale of other assets	1,603	448	2,762
Other	25,544	31,973	26,546
Total noninterest income	185,408	183,747	170,032
NONINTEREST EXPENSE
Salaries and employee benefits	199,986	184,976	166,723
Occupancy, net	21,027	19,326	18,483
Depreciation	18,657	18,600	16,925
Amortization of intangible assets	3,532	3,448	3,116
Data processing services	8,368	7,584	6,735
Net expense from other real estate owned	15,938	9,911	9,089
Marketing and business promotion	9,114	8,074	7,403
Deposit insurance	5,827	4,735	3,456
Other	50,009	53,258	54,051
Total noninterest expense	332,458	309,912	285,981
Income before taxes	269,948	237,432	208,398
Income tax expense	57,483	44,332	40,768
Net income	$212,465	$193,100	$167,630
NET INCOME PER COMMON SHARE
Basic	$6.45	$5.89	$5.12
Diluted	$6.34	$5.77	$5.03
OTHER COMPREHENSIVE (LOSS)/GAIN
Unrealized gains/(losses) on available for sale debt securities, net of tax (expense)/benefit of $(6,634), $23,160 and $1,829, respectively	$21,521	$(74,880)	$(5,280)
Reclassification adjustment for available for sale debt security gains included in net income, net of tax expense of $0, $(369) and $0, respectively	—	1,167	—
Other comprehensive gain/(loss), net of tax (expense)/benefit of $(6,634), $22,791 and $1,829, respectively	21,521	(73,713)	(5,280)
Comprehensive income	$233,986	$119,387	$162,350

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	32,875,560	$32,876	32,603,118	$32,603	32,719,852	$32,720
Shares issued for stock options	78,160	78	272,442	273	95,562	95
Shares acquired and canceled	(20,702)	(21)	—	—	(212,296)	(212)
Issued at end of period	32,933,018	$32,933	32,875,560	$32,876	32,603,118	$32,603

CAPITAL SURPLUS
Balance at beginning of period		$169,231		$159,914		$156,574
Common stock issued for stock options		2,465		7,376		2,165
Net cash settlement of options		—		—		(958)
Stock-based compensation arrangements		2,999		1,941		2,133
Balance at end of period		$174,695		$169,231		$159,914

RETAINED EARNINGS
Balance at beginning of period		$1,120,292		$977,067		$871,161
Net income		212,465		193,100		167,630
Dividends on common stock ($1.66, $1.52 and $1.40 per share, respectively)		(54,653)		(49,875)		(45,752)
Net cash settlement of options		—		—		(4,521)
Common stock acquired and canceled		(1,799)		—		(11,451)
Balance at end of period		$1,276,305		$1,120,292		$977,067

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains/(losses) on available for sale debt securities:
Balance at beginning of period		$(71,563)		$2,150		$7,430
Net change		21,521		(73,713)		(5,280)
Balance at end of period		$(50,042)		$(71,563)		$2,150
Total stockholders’ equity		$1,433,891		$1,250,836		$1,171,734

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$212,465	$193,100	$167,630
Adjustments to reconcile to net cash provided by operating activities:
Provision for (benefit from) credit losses	7,458	10,076	(8,690)
Depreciation and amortization	22,189	22,048	20,041
Net amortization of securities premiums and discounts	(1,269)	2,619	4,409
Realized securities losses (gains)	1,828	1,833	(1,047)
Gain on sales of loans	(2,607)	(4,548)	(7,282)
Cash receipts from the sale of loans originated for sale	149,825	246,499	369,301
Cash disbursements for loans originated for sale	(144,476)	(223,407)	(354,674)
Deferred income tax (benefit) provision	(2,787)	322	7,044
Gain on sale of other real estate owned and other assets	(2,330)	(4,682)	(3,379)
(Increase)/decrease in interest receivable	(9,876)	(16,914)	4,214
Increase/(decrease) in interest payable	7,719	3,192	(617)
Stock-based compensation arrangements	2,999	1,941	2,133
Excess tax benefit from stock-based compensation arrangements	(899)	(3,325)	(1,932)
Other, net	(7,194)	(2,482)	6,783
Net cash provided by operating activities	233,045	226,272	203,934
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	8,045	121,099	12,599
Net cash paid from sale of assets and liabilities, net of cash received	—	—	(13,733)
Net decrease in federal funds sold	1,534	563	14,200
Purchases of held for investment debt securities	—	—	(845)
Purchases of available for sale debt securities	(454,019)	(1,881,784)	(462,304)
Proceeds from maturities, calls and paydowns of held for investment debt securities	1,351	74	831
Proceeds from maturities, calls and paydowns of available for sale debt securities	467,601	550,018	506,737
Proceeds from sales of available for sale debt securities	—	222,474	—
Purchase of equity securities	(310)	(4,309)	(904)
Proceeds from paydowns and sales of equity securities	850	1,620	1,459
Net change in loans	(719,287)	(521,220)	404,393
Net receipts (payments) on derivative asset contracts	21,192	7,294	(14,146)
Purchases of premises, equipment and computer software	(22,504)	(19,785)	(27,251)
Purchase of tax credits	(7,635)	(9,706)	(7,456)
Other, net	33,477	14,494	9,305
Net cash (used in) provided by investing activities	(669,705)	(1,519,168)	422,885
FINANCING ACTIVITIES
Net change in deposits	(284,919)	2,452,297	(191,737)
Net change in short-term borrowings	3,051	300	(1,100)
Issuance of common stock in connection with stock options, net	2,543	7,649	2,260
Common stock acquired	(1,820)	—	(11,663)
Proceeds from issuance of subordinated notes, net of debt issuance costs	—	—	59,150
Net cash settlement of options	—	—	(5,479)
Cash dividends paid	(53,642)	(48,462)	(45,140)
Net cash (used in) provided by financing activities	(334,787)	2,411,784	(193,709)
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(771,447)	1,118,888	433,110
Cash, due from banks and interest-bearing deposits at the beginning of the period	3,168,910	2,050,022	1,616,912
Cash, due from banks and interest-bearing deposits at the end of the period	$2,397,463	$3,168,910	$2,050,022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$191,760	$42,930	$11,993
Cash paid during the period for income taxes	$52,398	$34,640	$30,600
Noncash investing and financing activities:
Cash (received)/paid consideration for acquisitions	$(7,833)	$77,685	$21,000
Fair value of assets acquired in acquisitions	$2,981	$511,595	$283,711
Liabilities assumed in acquisitions	$10,814	$433,911	$257,915
Unpaid common stock dividends declared	$14,161	$13,150	$11,737

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., Pegasus, Worthington and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are BFTower, LLC, BFC-PNC LLC, BF Brazito, LLC, and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts from 2022 and 2021 have been reclassified to conform to the 2023 presentation. These reclassifications were not material to the Company’s consolidated financial statements.

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of interest accrued but not received for loans placed on nonaccrual and reversed against interest income was $429,000, $147,000 and $83,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Modifications of loans to existing borrowers generally consist of interest rate reductions, extension of payment terms, or a combination of these. Modifications may arise either voluntarily through negotiations with the borrower or involuntarily through court order. Payment deferrals up to six months are generally considered to be short-term modifications. Generally, principal and accrued but unpaid interest is not voluntarily forgiven. A change to the allowance for credit losses is generally not recorded upon modification because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance methodology.

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

Determining the Contractual Term

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless the following applies: the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Allowance for Credit Losses on Available-for-Sale Debt Securities

The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2023 and December 31, 2022 approximately 98% of the available for sale debt securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies. The Company does not consider the unrealized loss position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expense and is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred while improvements are capitalized. Premises and equipment is tested for impairment if events or changes in circumstances occur that indicate that the carrying amount of any premises and equipment may not be recoverable. Impairment losses are measured by comparing the fair values of the premises and equipment with their recorded amounts. Premises that are identified to be sold are transferred to other real estate owned at the lower of their carrying amounts or their fair values less estimated costs to sell. Any losses on premises identified to be sold are charged to operating expense. When premises and equipment are transferred to other real estate owned, sold, or otherwise retired, the cost and applicable accumulated depreciation are removed from the respective accounts and any resulting gains or losses are reported in the consolidated statements of comprehensive income. Construction in progress includes all the costs of construction associated with the building of fixed long-term assets and is included in premises and equipment, net as an asset. When construction is completed, the asset is reclassified as a building or a leasehold improvement and depreciated over its applicable useful life.

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

Other Real Estate Owned

Other real estate owned ("OREO") consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Losses arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on premises identified to be sold are charged to operating expense at the time of transfer from premises to OREO. Losses from declines in value of the properties subsequent to classification as OREO are charged to operating expense. Revenues and expenses for OREO property are included in the consolidated statements of comprehensive income for the period in which they occur. Gross rental income for OREO is included in other non-interest income. The expenses of operating or holding OREO property are included in noninterest expense.

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Goodwill is not amortized but is evaluated at a reporting unit level at least annually for impairment, or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the consolidated statements of comprehensive income.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2023 were $3.2 million. Advertising costs for the years ended December 31, 2022 and 2021 were both $3.0 million.

Stock-based Compensation

The Company recognizes stock-based compensation as compensation expense in the consolidated statements of comprehensive income based on the fair value of the Company’s stock options and restricted stock units ("RSU's") on the measurement date, which, for the Company, is the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant. The fair value of each option and RSU is expensed over its vesting period.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income, less any preferred dividends requirement, by the weighted average of common shares outstanding. Diluted earnings per common share reflects the potential dilution that could occur if options, RSU's, convertible securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

Consolidated Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks and interest-bearing deposits with banks as cash equivalents.

Recent Accounting Pronouncements

Standards Not Yet Adopted:

In November 2023, the Financial Accounting Standards Board (“FASB“) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal year beginning after December 15, 2024 on a retrospective basis. The amendments are to be applied retrospectively to all periods presented and segment expense categories should be based on the categories identified at adoption. The Company does not expect adoption of the standard to have a material impact on its consolidated financial statements.

In December 2023, FASB issued ASU No. 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company does not expect adoption of the standard to have a material impact on its consolidated financial statements.

Standards Adopted During the Current Period:

In March 2022, FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminated the Troubled Debt Restructurings (“TDR”) recognition and measurement guidance and, instead, required that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan when a borrower is experiencing financial difficulty. In addition, the update required that the Company disclose current-period charge-offs by year of origination for financing receivables. The current-period charge-off amendment was applied prospectively. The amendments were effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. The Company adopted ASU 2022-02 on a prospective basis on January 1, 2023. ASU No. 2022-02 did not have a significant impact on the Company’s consolidated financial statements.

Prior to the adoption of ASU 2022-02, a TDR occurred when a loan to a borrower experiencing financial difficulty was restructured with a concession provided that a creditor would not otherwise consider. For the Company's accounting policy related to TDRs granted prior to the adoption of ASU 2022-02, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In March 2023, FASB issued ASU No. 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323)”. ASU 2023-02 permits the election of accounting for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, if certain conditions are met. Using the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). The amendments are effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted for all entities in any interim period. The Company adopted the amendment as of January 1, 2023 using the modified retrospective transition. The Company has investments in New Markets Tax Credits ("NMTC"), Low-Income Housing Tax Credits ("LIHTC") and other tax credits that were affected by ASU 2023-02. As a result of the adoption of ASU No. 2023-02, the Company recorded $25.1 million in other assets and other liabilities on the consolidated balance sheet during 2023 for unfunded LIHTC commitments and amortized $6.0 million of NMTC and other tax credit investments to income tax expense during the period that would have previously been recorded to other expense. ASU No. 2023-02 did not have a significant impact on the Company’s consolidated financial statements as disclosed above.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

BancFirst Corporation is regulated by the Federal Reserve System as a financial holding company. On August 11, 2023, BancFirst became a Federal Reserve System member bank, which changed its primary regulator from the Federal Deposit Insurance Corporation (“FDIC”) to the Federal Reserve System. Worthington became a Federal Reserve System member bank on September 1, 2023, and Pegasus became a Federal Reserve System member bank on October 12, 2023, which changed their primary regulator from the FDIC to the Federal Reserve System.

On July 20, 2023, BancFirst purchased approximately $2.5 million in total assets, which included $2.1 million in loans, and assumed $10.8 million in deposits and other obligations, from RCB Bank's Stroud, Oklahoma branch. RCB Bank paid BancFirst $7.8 million as a result of this transaction. In addition, the Company recorded a core deposit intangible of $252,000 and goodwill of $209,000. The Company did not incur a material amount of purchase-related expenses. The effect of this purchase was included in the consolidated financial statement of the Company from the date of purchase forward. The purchase did not have a material effect on the Company's consolidated financial statements. The purchase of this branch strengthens BancFirst's presence in the Stroud, Oklahoma community.

On February 8, 2022, the Company acquired Worthington for an aggregate cash purchase price of $77.7 million. At the time of the acquisition, Worthington was chartered and regulated by the Texas State Banking Department with one banking location in Arlington, Texas, one in Colleyville, Texas and two in Fort Worth, Texas. Worthington had approximately $478 million in total assets, $257 million in loans and $430 million in deposits. Worthington will continue to operate under a separate charter and remain a separate subsidiary of the Company governed by its existing board of directors. The Company intends to provide an appropriate amount of capital or other support to increase Worthington’s ability to approve larger loans and allow Worthington to continue to grow earning assets. As a result of the acquisition, the Company recorded a core deposit intangible of $5.9 million and goodwill of $32.1 million. The Company did not incur a material amount of acquisition-related expenses. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. Pro forma information has not been presented because the acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of Worthington complemented the Company's growing presence in the Dallas-Fort Worth market.

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell federal funds to certain of these institutions on an overnight basis. At December 31, 2023 and 2022, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and funds on deposit with the Federal Reserve Bank, which is included in the following table:

	December 31,
	2023	2022
	(Dollars in thousands)
Vault cash and funds on deposit with the Federal Reserve Bank	$2,255,198	$2,942,665

(4) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2023
Mortgage backed securities (1)	$5	$—	$—	$5
States and political subdivisions	685	—	—	685
Other securities	500	—	—	500
Total	$1,190	$—	$—	$1,190
December 31, 2022
Mortgage backed securities (1)	$13	$—	$—	$13
States and political subdivisions	1,870	—	—	1,870
Other securities	500	—	—	500
Total	$2,383	$—	$—	$2,383

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2023
U.S. treasuries	$1,560,265	$415	$(62,635)	$1,498,045
U.S. federal agencies	11,631	142	(3)	11,770
Mortgage backed securities (1)	16,459	13	(1,677)	14,795
States and political subdivisions	10,108	16	(114)	10,010
Asset backed securities	12,794	—	(282)	12,512
Other securities	8,163	—	(1,390)	6,773
Total	$1,619,420	$586	$(66,101)	$1,553,905
December 31, 2022
U.S. treasuries	$1,568,563	$—	$(90,699)	$1,477,864
U.S. federal agencies	15,025	198	(1)	15,222
Mortgage backed securities (1)	18,449	21	(1,884)	16,586
States and political subdivisions	8,320	35	(221)	8,134
Asset backed securities	13,371	—	(361)	13,010
Other securities	8,163	—	(758)	7,405
Total	$1,631,891	$254	$(93,924)	$1,538,221

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

	December 31,
	2023		2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$350	$350	$1,186	$1,186
After one year but within five years	840	840	1,195	1,195
After five years but within ten years	—	—	2	2
After ten years	—	—	—	—
Total	$1,190	$1,190	$2,383	$2,383
Available for Sale
Contractual maturity of debt securities:
Within one year	$348,318	$341,645	$101,607	$100,655
After one year but within five years	1,223,529	1,167,973	1,316,874	1,233,725
After five years but within ten years	10,331	8,851	170,513	163,101
After ten years	37,242	35,436	42,897	40,740
Total debt securities	$1,619,420	$1,553,905	$1,631,891	$1,538,221

The following is a detail of proceeds from sales and the realized losses on available for sale debt securities:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Proceeds	$—	$222,474	$—
Gross losses realized	—	3,990	—

In March 2022, the Company sold $226 million of debt securities with an average yield of 0.16%, the proceeds of which were subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. The Company used specific identification to reclassify the unrealized loss in other comprehensive income to a realized loss, as shown in the consolidated statements of comprehensive income. There were no sales of securities and therefore no proceeds from sales or realized securities losses on available for sale debt securities for the years ended December 31, 2023 and 2021, respectively.

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

The following table is a summary of the Company’s book value of debt securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	December 31,
	2023	2022
	(Dollars in thousands)
Book value of pledged securities	$591,324	$573,952

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2023 and 2022 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
December 31, 2023
Available for Sale
U.S. treasuries	68	$4,838	$90	$1,401,669	$62,545	$1,406,507	$62,635
U.S. federal agencies	3	1,100	3	—	—	1,100	3
Mortgage backed securities	74	80	—	13,261	1,677	13,341	1,677
States and political subdivisions	6	306	4	1,847	110	2,153	114
Asset backed securities	1	—	—	12,512	282	12,512	282
Other securities	3	—	—	6,773	1,390	6,773	1,390
Total	155	$6,324	$97	$1,436,062	$66,004	$1,442,386	$66,101
December 31, 2022
Available for Sale
U.S. treasuries	74	$787,925	$27,078	$689,939	$63,621	$1,477,864	$90,699
U.S. federal agencies	1	—	—	349	1	349	1
Mortgage backed securities	92	10,001	1,239	5,055	645	15,056	1,884
States and political subdivisions	8	2,308	184	464	37	2,772	221
Asset backed securities	1	13,010	361	—	—	13,010	361
Other securities	3	4,871	291	2,534	467	7,405	758
Total	179	$818,115	$29,153	$698,341	$64,771	$1,516,456	$93,924

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of December 31, 2023 and 2022, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income.

(5) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	December 31,
	2023	2022
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$960,944	$908,494
Commercial real estate non-owner occupied	1,486,420	1,383,150
Construction and development < 60 months	642,643	475,236
Construction residential real estate < 60 months	283,486	303,305
Residential real estate first lien	1,258,744	1,117,899
Residential real estate all other	244,696	196,198
Agriculture	427,139	408,037
Commercial non-real estate	1,289,452	1,241,454
Consumer non-real estate	476,467	446,756
Oil and gas	586,654	463,034
Total (1)	$7,656,645	$6,943,563
(1) Excludes accrued interest receivable of $39.4 million at December 31, 2023 and $30.6 million at December 31, 2022, that is recorded in accrued interest receivable and other assets.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments, which includes the applicable weighted average remaining life, and measures the allowance for credit losses using the vintage loss analysis adjusted for qualitative factors:

Portfolio Segments	Life (in years)
Real estate:
Commercial real estate owner occupied	9
Commercial real estate non-owner occupied	6
Construction and development < 60 months	3
Construction residential real estate < 60 months	2
Residential real estate first lien	15
Residential real estate all other	8
Agriculture	9
Commercial non-real estate	4
Consumer non-real estate	4
Oil and gas	2

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

Agricultural. This category includes loans secured by all land known to be used or usable for agricultural purposes, such as crop and livestock production.

Commercial non-real estate. Commercial non-real estate represent loans for working capital, facilities acquisition or expansion, purchase of equipment and other needs of commercial customers primarily located within Oklahoma. Loans in this category include commercial and industrial and state and political subdivisions.

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

Loan Modifications, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of other real estate owned and repossessed assets:

	December 31,
	2023	2022
	(Dollars in thousands)
Other real estate owned and repossessed assets	$34,200	$36,936

As of both December 31, 2023 and December 31, 2022, other real estate owned included a larger commercial real estate property recorded at $29.4 million. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	For the Twelve Months Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Rental income	$11,224	$10,340	$9,975
Operating expense	10,868	9,863	8,727

During 2023, the Company sold property held in other real estate owned for a total gain of $728,000 compared to gains of $4.2 million in 2022 and $618,000 in 2021.

During 2023, the Company wrote down property held in other real estate owned for a total of $5.2 million compared to write downs of $3.7 million in 2022 and $538,000 in 2021.

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of modified loans was approximately $5.3 million during the year ended December 31, 2023.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for any of the years ended December 31, 2023, 2022 or 2021. In addition, there were no nonaccrual loans for which there is no related allowance for credit losses at both December 31, 2023 and December 31, 2022. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of $1.6 million in 2023, $1.3 million in 2022 and $2.2 million in 2021.

Nonaccrual loans guaranteed by government agencies totaled $6.7 million at December 31, 2023 and $4.7 million at December 31, 2022.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$1,686	$1,795
Commercial real estate non-owner occupied	874	667
Construction and development < 60 months	800	93
Construction residential real estate < 60 months	638	430
Residential real estate first lien	3,336	1,947
Residential real estate all other	899	55
Agriculture	3,662	2,734
Commercial non-real estate	10,101	7,066
Consumer non-real estate	449	192
Oil and gas	2,128	320
Total	$24,573	$15,299

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
December 31, 2023
Real estate:
Commercial real estate owner occupied	$1,386	$26	$5,598	$7,010	$953,934	$960,944	$4,377
Commercial real estate non-owner occupied	2,224	7,371	1,786	11,381	1,475,039	1,486,420	913
Construction and development <60 months	198	158	800	1,156	641,487	642,643	—
Construction residential real estate < 60 months	1,542	206	405	2,153	281,333	283,486	332
Residential real estate first lien	3,879	1,204	1,849	6,932	1,251,812	1,258,744	731
Residential real estate all other	757	190	613	1,560	243,136	244,696	549
Agriculture	1,694	724	1,227	3,645	423,494	427,139	579
Commercial non-real estate	1,501	436	10,028	11,965	1,277,487	1,289,452	1,714
Consumer non-real estate	3,248	1,090	594	4,932	471,535	476,467	347
Oil and gas	—	—	92	92	586,562	586,654	—
Total	$16,429	$11,405	$22,992	$50,826	$7,605,819	$7,656,645	$9,542

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
December 31, 2022
Real estate:
Commercial real estate owner occupied	$1,314	$1,524	$4,580	$7,418	$901,076	$908,494	$4,580
Commercial real estate non-owner occupied	6,237	—	42	6,279	1,376,871	1,383,150	43
Construction and development <60 months	535	40	114	689	474,547	475,236	81
Construction residential real estate < 60 months	1,320	282	148	1,750	301,555	303,305	—
Residential real estate first lien	3,415	1,076	844	5,335	1,112,564	1,117,899	349
Residential real estate all other	265	37	185	487	195,711	196,198	166
Agriculture	2,357	34	2,265	4,656	403,381	408,037	1,054
Commercial non-real estate	2,490	2,142	2,772	7,404	1,234,050	1,241,454	345
Consumer non-real estate	2,591	648	585	3,824	442,932	446,756	467
Oil and gas	654	—	—	654	462,380	463,034	—
Total	$21,178	$5,783	$11,535	$38,496	$6,905,067	$6,943,563	$7,085

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

Grade 6 - Charge Off - This category consists of loans that are considered uncollectible and other assets with little or no value.

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following tables summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
December 31, 2023
Commercial real estate owner occupied
Grade 1	$125,041	$144,429	$124,113	$85,619	$77,400	$135,064	$23,004	$714,670
Grade 2	39,735	61,879	28,506	22,473	19,617	24,199	33,304	229,713
Grade 3	140	3,580	4,262	644	1,432	1,051	2,450	13,559
Grade 4	399	90	—	352	656	1,016	150	2,663
Grade 5	—	—	—	—	339	—	—	339
Total commercial real estate owner occupied	165,315	209,978	156,881	109,088	99,444	161,330	58,908	960,944
Commercial real estate non-owner occupied
Grade 1	221,014	271,637	172,291	113,676	56,831	68,576	44,878	948,903
Grade 2	82,206	139,982	79,204	53,154	63,331	72,075	28,844	518,796
Grade 3	2,135	6,666	1,715	—	6,207	251	—	16,974
Grade 4	200	632	349	—	—	566	—	1,747
Total commercial real estate non-owner occupied	305,555	418,917	253,559	166,830	126,369	141,468	73,722	1,486,420
Construction and development < 60 months
Grade 1	124,218	133,254	65,472	5,828	3,392	5,019	76,831	414,014
Grade 2	95,138	43,884	28,772	6,625	13,406	2,146	34,559	224,530
Grade 3	2,051	893	101	235	—	19	—	3,299
Grade 4	—	800	—	—	—	—	—	800
Total construction and development < 60 months	221,407	178,831	94,345	12,688	16,798	7,184	111,390	642,643
Construction residential real estate < 60 months
Grade 1	158,161	7,551	1,421	100	105	467	49,284	217,089
Grade 2	57,172	2,365	27	12	—	—	98	59,674
Grade 3	5,457	387	—	—	—	—	—	5,844
Grade 4	673	206	—	—	—	—	—	879
Total construction residential real estate <60 months	221,463	10,509	1,448	112	105	467	49,382	283,486
Residential real estate first lien
Grade 1	294,363	226,557	174,325	115,055	71,941	149,836	6,047	1,038,124
Grade 2	51,619	39,146	35,226	24,738	12,591	39,264	—	202,584
Grade 3	2,175	2,187	2,630	773	1,140	4,009	—	12,914
Grade 4	759	122	1,144	651	355	2,091	—	5,122
Total residential real estate first lien	348,916	268,012	213,325	141,217	86,027	195,200	6,047	1,258,744
Residential real estate all other
Grade 1	44,475	24,861	8,381	8,122	3,753	12,827	46,479	148,898
Grade 2	4,244	5,819	1,415	1,652	1,308	2,527	74,388	91,353
Grade 3	355	262	198	40	23	391	1,942	3,211
Grade 4	119	24	—	—	55	89	947	1,234
Total residential real estate all other	49,193	30,966	9,994	9,814	5,139	15,834	123,756	244,696
Agriculture
Grade 1	52,934	51,099	34,840	26,603	17,863	33,052	46,981	263,372
Grade 2	28,829	20,931	18,245	9,826	8,207	15,833	41,018	142,889
Grade 3	9,516	1,185	789	2,570	296	2,372	2,454	19,182
Grade 4	265	633	55	131	370	241	1	1,696
Total agriculture	91,544	73,848	53,929	39,130	26,736	51,498	90,454	427,139
Commercial non-real estate
Grade 1	252,112	176,013	159,470	39,097	36,907	33,824	277,740	975,163
Grade 2	95,590	35,955	19,519	6,591	6,456	8,071	127,800	299,982
Grade 3	2,206	2,598	1,011	109	121	164	1,779	7,988
Grade 4	1,181	1,691	400	686	309	154	1,425	5,846
Grade 5	—	—	—	—	473	—	—	473
Total commercial non-real estate	351,089	216,257	180,400	46,483	44,266	42,213	408,744	1,289,452
Consumer non-real estate
Grade 1	211,028	105,365	55,079	18,529	8,939	3,301	22,184	424,425
Grade 2	19,085	14,919	6,764	2,062	702	910	2,085	46,527
Grade 3	941	1,424	932	326	299	156	11	4,089
Grade 4	361	452	409	117	72	10	5	1,426
Total consumer non-real estate	231,415	122,160	63,184	21,034	10,012	4,377	24,285	476,467
Oil and gas
Grade 1	147,902	29,658	72,127	13,898	1,553	15,015	180,321	460,474
Grade 2	66,080	4,851	1,019	402	279	177	50,201	123,009
Grade 3	1,758	132	225	—	—	—	323	2,438
Grade 4	313	83	166	—	10	161	—	733
Total oil and gas	216,053	34,724	73,537	14,300	1,842	15,353	230,845	586,654
Total loans held for investment	$2,201,950	$1,564,202	$1,100,602	$560,696	$416,738	$634,924	$1,177,533	$7,656,645

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2022	2021	2020	2019	2018	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
December 31, 2022
Commercial real estate owner occupied
Grade 1	$173,596	$145,425	$106,285	$91,892	$44,086	$119,755	$53,026	$734,065
Grade 2	34,774	34,283	27,153	17,999	8,528	29,638	14,737	167,112
Grade 3	235	1,718	387	1,334	332	1,161	62	5,229
Grade 4	40	269	—	1,110	180	489	—	2,088
Total commercial real estate owner occupied	208,645	181,695	133,825	112,335	53,126	151,043	67,825	908,494
Commercial real estate non-owner occupied
Grade 1	349,333	239,369	170,186	107,983	24,075	66,546	45,372	1,002,864
Grade 2	115,372	50,573	29,031	46,870	24,877	69,601	31,928	368,252
Grade 3	7,677	—	153	2,733	64	1,318	—	11,945
Grade 4	—	—	—	—	42	47	—	89
Total commercial real estate non-owner occupied	472,382	289,942	199,370	157,586	49,058	137,512	77,300	1,383,150
Construction and development < 60 months
Grade 1	164,865	92,595	39,819	5,558	3,146	4,993	40,474	351,450
Grade 2	36,090	20,273	1,413	14,248	1,648	774	47,973	122,419
Grade 3	967	—	141	—	—	8	158	1,274
Grade 4	—	—	33	47	—	13	—	93
Total construction and development < 60 months	201,922	112,868	41,406	19,853	4,794	5,788	88,605	475,236
Construction residential real estate < 60 months
Grade 1	209,699	12,612	259	18	—	42	36,114	258,744
Grade 2	39,174	1,152	102	—	—	400	2,091	42,919
Grade 3	1,212	—	—	—	—	—	—	1,212
Grade 4	420	10	—	—	—	—	—	430
Total construction residential real estate < 60 months	250,505	13,774	361	18	—	442	38,205	303,305
Residential real estate first lien
Grade 1	303,369	205,377	141,752	85,850	55,631	136,776	4,242	932,997
Grade 2	46,751	36,453	25,623	13,414	11,687	37,167	—	171,095
Grade 3	1,940	1,903	1,065	1,689	497	3,826	—	10,920
Grade 4	55	311	175	386	144	1,816	—	2,887
Total residential real estate first lien	352,115	244,044	168,615	101,339	67,959	179,585	4,242	1,117,899
Residential real estate all other
Grade 1	31,741	11,012	10,696	5,458	3,607	11,198	41,653	115,365
Grade 2	5,683	1,887	1,744	1,589	1,237	2,574	62,395	77,109
Grade 3	381	186	71	50	201	786	1,828	3,503
Grade 4	—	18	28	32	39	53	51	221
Total residential real estate all other	37,805	13,103	12,539	7,129	5,084	14,611	105,927	196,198
Agriculture
Grade 1	73,722	44,037	35,684	22,094	12,064	31,517	42,542	261,660
Grade 2	28,351	22,773	9,638	10,548	6,025	15,233	33,844	126,412
Grade 3	6,435	476	3,427	140	320	2,703	4,452	17,953
Grade 4	660	221	498	80	144	393	16	2,012
Total agriculture	109,168	67,507	49,247	32,862	18,553	49,846	80,854	408,037
Commercial non-real estate
Grade 1	282,252	205,516	67,229	50,725	13,780	40,989	280,774	941,265
Grade 2	88,017	46,604	17,420	11,447	15,628	3,582	105,783	288,481
Grade 3	2,093	461	346	738	1,566	180	2,544	7,928
Grade 4	240	415	656	745	348	929	183	3,516
Grade 5	—	—	—	264	—	—	—	264
Total commercial non-real estate	372,602	252,996	85,651	63,919	31,322	45,680	389,284	1,241,454
Consumer non-real estate
Grade 1	203,238	104,380	39,779	21,035	6,589	2,187	26,263	403,471
Grade 2	21,011	10,538	3,978	1,541	822	1,340	825	40,055
Grade 3	827	671	405	282	134	63	4	2,386
Grade 4	229	351	54	141	56	13	—	844
Total consumer non-real estate	225,305	115,940	44,216	22,999	7,601	3,603	27,092	446,756
Oil and gas
Grade 1	24,303	125,209	16,482	682	1,678	880	199,995	369,229
Grade 2	7,610	10,668	766	23,040	3,167	327	45,240	90,818
Grade 3	2,117	47	5	—	—	—	498	2,667
Grade 4	—	320	—	—	—	—	—	320
Total oil and gas	34,030	136,244	17,253	23,722	4,845	1,207	245,733	463,034
Total loans held for investment	$2,264,479	$1,428,113	$752,483	$541,762	$242,342	$589,317	$1,125,067	$6,943,563

The following tables summarize the Company’s gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Year ended December 31, 2023
Commercial real estate owner occupied
Current-period gross charge-offs	$174	$196	$26	$203	$165	$158	$—	$922
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	—	—	3	—	3
Construction and development < 60 months
Current-period gross charge-offs	—	3	—	2	—	1	—	6
Construction residential real estate < 60 months
Current-period gross charge-offs	—	94	—	—	—	—	—	94
Residential real estate first lien
Current-period gross charge-offs	—	—	91	44	5	25	—	165
Residential real estate all other
Current-period gross charge-offs	—	4	19	—	1	36	—	60
Agriculture
Current-period gross charge-offs	—	154	9	317	14	2	—	496
Commercial non-real estate
Current-period gross charge-offs	390	351	111	22	51	160	—	1,085
Consumer non-real estate
Current-period gross charge-offs	312	632	261	45	41	40	19	1,350
Oil and gas
Current-period gross charge-offs	57	2	—	—	—	—	—	59
Total current-period gross charge-offs	$933	$1,436	$517	$633	$277	$425	$19	$4,240

Allowance for Credit Losses Methodology

The Company determines its provision for credit losses and allowance for credit losses using the current expected credit loss methodology that is referred to as the current expected credit loss ("CECL") model. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.

The Company elected to utilize a methodology known as vintage loss analysis for BancFirst, Pegasus, and Worthington. Vintage loss analysis measures impairment based on the age of the accounts and the historical asset performance of assets with similar risk characteristics. Vintage loss analysis determines expected losses by allowing the Company to calculate the cumulative loss rates of a given loan pool and in so doing, determine the loan pool’s lifetime expected loss experience relative to the appropriate type of financial assets that share similar risk characteristics. Vintage loss analysis uses different “vintages” analyzed by year of origination through the weighted average maturity of each loan pool. The key quantitative inputs used in the Company’s estimate of the allowance for credit losses include 1) all available loan data tracked by year of origination, 2) total charge-offs for each specific loan pool recorded since year of origination, 3) recovery rate calculated by the average recovery over the previous seven years across all loan pools, and 4) a weighting factor biased to more recent loss experience. The quantitative expected credit loss is calculated by dividing each year’s net charge-offs by the original balance. The respective vintage’s original balance remains the denominator in each annual calculation, as it references the specific vintage’s initial balance. The loss experience of this original balance is tracked annually and summed over the life of the loan for each separate loan pool, leaving a cumulative life of credit loss rate based on historic averages weighted towards more recent loss experience. These key quantitative inputs change from period to period as new loans are originated, and charge-offs and recoveries are recognized. The recovery rate is revised on an annual basis, taking into consideration the most recent seven years. The weighting factor percentages remain static, however, the most recent year receives the highest weighting percentage.

The BancFirst Senior Loan Committee (“the SLC”) sets BancFirst qualitative adjustments. In setting the qualitative adjustments, they consider several factors, including external economic information, peer bank comparisons and experience with the loan portfolio. The SLC also considers Moody’s Analytics dataset. From this dataset, BancFirst selects a range of 4 probability scenarios from two economic forecasts. To determine the appropriate correlation to our loss experience, BancFirst compares the economic indicators over the past ten years of charge-off history to arrive at a correlation factor. BancFirst then applies the correlation factor to the change in the forecast of the aforementioned economic indicators over the next 18-24 months, which is driven by management’s judgment of a reasonable and supportable forecast period to arrive at a percentage range of qualitative loss adjustment attributable to economic forecasts. The SLC establishes a qualitative adjustment for each loan pool using these factors. For periods beyond which BancFirst is able to make or obtain reasonable and supportable forecasts of expected credit losses, BancFirst reverts to historical loss information.

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

The increase in allowance for credit losses during 2023 was related to loan growth during the year. The increase in allowance for credit losses during 2022 was related to the purchase of loans without credit deterioration during the year along with loan growth.

The following table details activity in the allowance for credit losses on loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Year ended December 31, 2023
Real estate:
Commercial real estate owner occupied	$6,416	$(922)	$68	$(854)	$1,921	$7,483
Commercial real estate non-owner occupied	30,190	(3)	—	(3)	2,893	33,080
Construction and development < 60 months	3,778	(6)	11	5	167	3,950
Construction residential real estate < 60 months	3,275	(94)	—	(94)	233	3,414
Residential real estate first lien	4,092	(165)	15	(150)	972	4,914
Residential real estate all other	1,418	(60)	5	(55)	283	1,646
Agriculture	6,217	(496)	127	(369)	289	6,137
Commercial non-real estate	25,106	(1,085)	446	(639)	(1,722)	22,745
Consumer non-real estate	4,132	(1,350)	182	(1,168)	1,437	4,401
Oil and gas	8,104	(59)	—	(59)	985	9,030
Total	$92,728	$(4,240)	$854	$(3,386)	$7,458	$96,800

	Allowance for Credit Losses
	Balance at beginning of period	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Year ended December 31, 2022
Real estate:
Commercial real estate owner occupied	$7,550	$—	$(20)	$507	$487	$(1,621)	$6,416
Commercial real estate non-owner occupied	16,807	—	—	—	—	13,383	30,190
Construction and development < 60 months	3,454	—	(93)	12	(81)	405	3,778
Construction residential real estate < 60 months	1,051	—	—	—	—	2,224	3,275
Residential real estate first lien	3,048	2	(106)	87	(19)	1,061	4,092
Residential real estate all other	1,567	—	(38)	405	367	(516)	1,418
Agriculture	8,392	—	(205)	13	(192)	(1,983)	6,217
Commercial non-real estate	25,565	44	(1,551)	209	(1,342)	839	25,106
Consumer non-real estate	3,694	25	(768)	193	(575)	988	4,132
Oil and gas	12,808	—	—	—	—	(4,704)	8,104
Total	$83,936	$71	$(2,781)	$1,426	$(1,355)	$10,076	$92,728

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the year ended December 31, 2023. The credit-deteriorated loans purchased during the year ended December 31, 2022 were as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the year ended December 31, 2022
Purchase price of loans at acquisition	$668
Allowance for credit losses at acquisition	71
Par value of acquired loans at acquisition	$739

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the years ended December 31, 2023 and 2022, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
As of December 31, 2023	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$—	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	632	—	—	—	632	250
Construction and development < 60 months	800	—	—	—	800	225
Construction residential real estate < 60 months	638	—	—	—	638	134
Residential real estate first lien	189	—	—	—	189	62
Residential real estate all other	140	—	—	—	140	140
Agriculture	1,841	593	—	15	2,449	1,386
Commercial non-real estate	—	6,090	—	241	6,331	1,867
Consumer non-real estate	—	—	—	147	147	88
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$4,240	$6,683	$—	$403	$11,326	$4,152

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets	Total	Specific Allocation
As of December 31, 2022	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$2,213	$—	$—	$—	$2,213	$870
Commercial real estate non-owner occupied	1,263	—	—	—	1,263	333
Construction and development < 60 months	—	—	—	—	—	—
Construction residential real estate < 60 months	420	—	—	—	420	45
Residential real estate first lien	481	—	—	—	481	207
Residential real estate all other	9	—	—	—	9	9
Agriculture	3,447	701	—	3,592	7,740	3,114
Commercial non-real estate	—	5,924	—	4	5,928	1,938
Consumer non-real estate	—	—	—	117	117	81
Oil and gas	—	—	—	—	—	—
Total collateral-dependent loans held for investment	$7,833	$6,625	$—	$3,713	$18,171	$6,597

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

Transfers from loans and premises and equipment to other real estate owned, repossessed assets, and other assets during the periods presented are summarized as follows:

	Year ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Other real estate owned	$3,459	$2,563	$12,651
Repossessed assets	2,019	1,040	844
Other assets	—	1,943	—
Total	$5,478	$5,546	$13,495

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
	(Dollars in thousands)
2023	$23,167	$106,819	$(45,722)	$84,264
2022	28,292	46,124	(51,249)	23,167
2021	22,057	31,574	(25,339)	28,292

(6) PREMISES AND EQUIPMENT, NET AND OTHER ASSETS

The following is a summary of premises and equipment by classification:

		December 31,
	Estimated Useful Lives	2023	2022
		(Dollars in thousands)
Land		$49,173	$47,856
Buildings	10 to 40 years	288,391	266,660
Furniture, fixtures and equipment	3 to 15 years	94,851	91,340
Construction in progress		4,213	16,613
Accumulated depreciation		(158,034)	(144,381)
Premises and equipment, net		$278,594	$278,088

Non-cash items in Premises and Equipment, Net

The Company had $195,000 in construction in progress for retainage payable at December 31, 2023 and $1.1 million at December 31, 2022. Retainage payable is not remitted to the vendor until completion of the project and is therefore not included in the consolidated statements of cash flow.

Construction in Progress

Construction in progress included in the table above is primarily related to the renovation of BancFirst Tower, which began in 2018. When renovations on the building are completed, the asset is reclassified as buildings and depreciated over its applicable useful life.

Other Assets

Other assets includes the cash surrender value of key-man life insurance policies totaling $84.4 million at December 31, 2023 and $82.7 million at December 31, 2022.

Equity securities are reported in other assets on the consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $13.1 million at December 31, 2023 and $15.5 million at December 31, 2022.

The balance of other assets included an equity interest of a former borrower in the oil and gas industry, which was received through bankruptcy proceedings, with a value of $21.4 million at December 31, 2022. This equity interest was sold during the second quarter of 2023 resulting in a zero balance at December 31, 2023. Under the equity method, the carrying value of a bank’s investment in an investee is originally recorded at cost but is adjusted periodically to record as income the bank’s proportionate share of the investee’s earnings or losses and decreased by the amount of cash dividends or similar distributions received from the investee.

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

Total LIHTC investments were $46.4 million and $24.7 million at December 31, 2023 and 2022, respectively and are included in other assets on the consolidated balance sheet. The Company recognized tax credits and other tax benefits of $7.3 million, $6.4 million and $6.5 million in 2023, 2022 and 2021, respectively and amortization expense of $5.6 million, $5.1 million and $5.5 million in 2023, 2022 and 2021, respectively resulting from LIHTC investments. Additional contributions are committed during the investment periods through the year 2035. Unfunded commitments to these investments as of December 31, 2023 totaled $26.8 million.

New Market Tax Credit Investments

The Company also invests in active low-income community businesses that qualify for New Market Tax Credits (NMTC). NMTC investments are made through Community Development Entities (CDEs) and such entities are qualified through the US Department of the Treasury. NMTCs are earned for a qualified entity investment made by a taxpayer in a CDE if substantially all of the investment is used by the CDE to make qualified investments. It is through its equity contributions into the CDE entities that the Company is able to receive the benefits of the NMTCs. The amount of the NMTC is equal to 39% of the qualified investment taken over a seven year period. The investments are amortized through tax expense using the proportional amortization method as related tax credits are utilized. The Company does not consolidate these CDEs as variable interest entities due to the control the allocatee of the tax credits has over the entity.

Total NMTC investments were $12.1 million and $11.3 million at December 31, 2023 and 2022, respectively, and are included in other assets on the consolidated balance sheet. The Company recognized tax credits of $5.6 million, $4.7 million and $4.0 million in 2023, 2022 and 2021, respectively and amortization expense of $4.6 million, $3.9 million, and $3.3 million in 2023, 2022 and 2021, respectively resulting from NMTC investments. NMTC investments are funded in full in the year they begin. There are no unfunded commitments.

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2023
Core deposit intangibles	$33,550	$(17,027)	$16,523
Customer relationship intangibles	3,350	(3,169)	181
Total	$36,900	$(20,196)	$16,704
As of December 31, 2022
Core deposit intangibles	$33,298	$(13,615)	$19,683
Customer relationship intangibles	3,350	(3,050)	300
Total	$36,648	$(16,665)	$19,983

Estimated amortization of intangible assets for the next five years, as of December 31, 2023, is as follows (dollars in thousands):

Estimated Amortization
2024	$3,474
2025	3,249
2026	2,645
2027	2,641
2028	1,821

At December 31, 2023, the weighted-average remaining life of all intangible assets was approximately 5.8 years, which consisted of customer relationship intangibles with a weighted-average life of 1.6 years and core deposit intangibles with a weighted-average life of 5.9 years.

The following is a summary of goodwill by business segment:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2023
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

(8) DEPOSITS

Year-end deposits were as follows:

	December 31,
	2023	2022
	(Dollars in thousands)
Noninterest-bearing demand deposits	$3,982,226	$4,944,730
Money market and interest-bearing checking deposits	4,699,865	4,173,268
Savings deposits	1,056,404	1,143,176
Time deposits	961,627	713,054
Total deposits	$10,700,122	$10,974,228

The aggregate amount of overdrawn customer transaction deposits that have been reclassified as loan balances was $6.2 million at December 31, 2023 and $4.4 million at December 31, 2022.

Time deposits include certificates of deposit and individual retirement accounts. At December 31, 2023, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2024	$774,008
2025	120,976
2026	27,347
2027	17,093
2028	22,199
Thereafter	4
Total	$961,627

The following table is a summary of time deposits that meet or exceed the current Federal Deposit Insurance Corporation ("FDIC") insurance limit for the periods presented:

	December 31,
	2023	2022
	(Dollars in thousands)
Time deposits of $250,000 or more	$299,018	$224,517

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2023	2022
	(Dollars in thousands)
Federal funds purchased	$2,525	$300
Repurchase agreements	826	—
Total short-term borrowings	$3,351	$300
Weighted average interest rate	4.84%	1.39%
End of period interest rate	4.06%	4.30%

Federal funds purchased represent borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

(10) LINES OF CREDIT

BancFirst has a line of credit from the FHLB of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. BancFirst's assets, including residential first mortgages of $1.1 billion, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2023, BancFirst had the ability to draw up to $793.3 million on the FHLB line of credit based on FHLB stock holdings of $658,300 with no advances outstanding. In addition, BancFirst has a $25.0 million line of credit with another financial institution that is an overnight federal funds facility. As of December 31, 2023, BancFirst had no advances outstanding under either line of credit. Worthington has $10.5 million in lines of credit with other financial institutions that serve as overnight federal funds facilities, a Federal Reserve discount window capacity of $26.3 million, a $75.2 million line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term fixed rate loans, and a brokered certificate of deposit capacity of $72.1 million. Worthington had no advances outstanding as of December 31, 2023 under any line of credit.

(11) SUBORDINATED DEBT

In January 2004, the Company established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. The Company owns all of the common securities of BFC II. In February 2004, BFC II issued $25 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Cumulative Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1 million in Cumulative Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Cumulative Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of the Company. Interest payments on the $26.8 million of 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the $26.8 million of 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Cumulative Trust Preferred Securities represent an undivided interest in the $26.8 million of 7.20% Junior Subordinated Debentures and are guaranteed by the Company. During any deferral period or during any event of default, the Company may not declare or pay any dividends on any of its capital stock. The Cumulative Trust Preferred Securities have been callable at par, in whole or in part, since March 31, 2009.

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

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Current taxes:
Federal	$53,247	$39,197	$28,359
State	7,023	4,813	5,365
Deferred taxes	(2,787)	322	7,044
Total income taxes	$57,483	$44,332	$40,768

Income tax (benefit) expense applicable to securities transactions approximated $(384,000), $453,000 and $220,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table. The federal statutory tax rate was 21% in 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Tax expense at the federal statutory tax rate	$56,689	$49,861	$43,764
Increase (decrease) in tax expense from:
Tax-exempt income, net	(343)	(337)	(436)
Modified endowment life contracts	(497)	(487)	(501)
Share based compensation excess tax benefit	(786)	(2,905)	(1,643)
Tax deductible dividends paid on ESOP	(505)	(481)	(490)
State tax expense, net of federal tax benefit	4,945	3,788	4,779
Bargain purchase gain	—	—	(1,007)
Utilization of tax credits:
New markets tax credits, net of amortization	(777)	(3,745)	(3,192)
Low-income housing tax credits, net of amortization	(1,106)	(1,024)	(1,533)
Other tax credits, net of amortization	(192)	(91)	(379)
Other, net	55	(247)	1,406
Total tax expense	$57,483	$44,332	$40,768

The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2023	2022
	(Dollars in thousands)
Unrealized net losses on securities	$15,473	$22,107
Provision for credit losses	22,782	20,988
Write-downs of other real estate owned	2,522	938
Deferred compensation	2,116	2,142
Stock-based compensation	2,199	1,643
Investments in partnership interests	7,260	6,056
Other	911	1,123
Gross deferred tax assets	53,263	54,997
Intangibles	(5,639)	(6,346)
Basis difference related to tax credits	(5,462)	(4,118)
Depreciation	(21,833)	(20,360)
Prepaid expense deducted	(1,243)	(1,139)
Other	(181)	(283)
Gross deferred tax liabilities	(34,358)	(32,246)
Net deferred tax asset	$18,905	$22,751

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2023, 2022 and 2021, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination, which includes tax return years 2020 to 2022. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

On May 25, 2023, the shareholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan will continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At December 31, 2023 there were 467,925 shares available for future grants. The restricted stock units ("RSU's") vest beginning two years from the date of grant at the rate of 20% per year for five years. The RSUs are settled and distributed as of each vesting date. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Year Ended December 31, 2023
Nonvested at December 31, 2022	—
Granted	32,075	$87.23
Nonvested at December 31, 2023	32,075

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of December 31, 2023, there are 18,186 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 18,136 and 30,982 shares of common stock distributed from the Deferred Stock Compensation Plan during the years ended December 31, 2023 and 2022, respectively.

A summary of the accumulated stock units is as follows:

	December 31,
	2023	2022
Accumulated stock units	119,575	129,609
Average price	$40.03	$34.91

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

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Year Ended December 31, 2023
Outstanding at December 31, 2022	1,310,290	$52.51
Options exercised	(60,024)	34.83
Options canceled, forfeited, or expired	(8,875)	86.42
Outstanding at December 31, 2023	1,241,391	53.12	9.70Yrs	$54,882
Exercisable at December 31, 2023	524,016	34.53	6.39Yrs	$32,908

Year Ended December 31, 2022
Outstanding at December 31, 2021	1,303,250	$40.90
Options granted	278,500	87.13
Options exercised	(241,460)	28.06
Options canceled, forfeited, or expired	(30,000)	66.31
Outstanding at December 31, 2022	1,310,290	52.51	8.73Yrs	$46,741
Exercisable at December 31, 2022	489,540	30.82	6.80Yrs	$28,082

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Total intrinsic value of options exercised	$3,055	$14,837	$9,264
Cash received from options exercised	2,090	6,776	5,015
Tax benefit realized from options exercised	734	3,567	2,360

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

Treasury security with a maturity similar to the expected term of the options. The dividend yield is the expected yield for the expected term. The stock price volatility is estimated from the recent historical volatility of the Company’s stock. The expected term is estimated from the historical option exercise experience. The Company accounts for forfeitures as they occur. No stock options were granted during the year ended December 31, 2023.

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Year Ended December 31,
	2022	2021
Weighted average grant-date fair value per share of options granted	$31.90	$21.16
Risk-free interest rate	1.75 to 4.17%	1.30 to 1.74%
Dividend yield	2.00%	2.00%
Stock price volatility	34.61 to 35.60%	35.55 to 36.39%
Expected term	10 Yrs	10 Yrs

The Company currently uses newly issued shares for stock option exercises and restricted stock units, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. During the years ended December 31, 2023 and 2022, the Company had no cash settlements. During the year ended December 31, 2021, the Company had cash settlements for 121,330 shares for a total net cash settlement of options of $5.5 million that did not increase the outstanding shares of the Company.

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income.

The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Stock-based compensation expense	$2,999	$1,941	$2,133
Tax benefit	721	467	513
Stock-based compensation expense, net of tax	$2,278	$1,474	$1,620

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately five years for unvested stock options and six years for unvested RSU's. The following table shows the unearned stock-based compensation expense for unvested stock options and unvested RSU's:

December 31, 2023
(Dollars in thousands)
Unearned stock-based compensation expense for unvested stock options	$10,316
Unearned stock-based compensation expense for unvested RSU's	2,672

(14) RETIREMENT PLANS

The Company has two separate retirement plans, the Thrift Plan (“401(k)”) and the Employee Stock Ownership Plan (“ESOP”). These two plans cover all eligible employees, as defined in the plans, of the Company and its subsidiaries. The 401(k) allows employees to defer up to the maximum legal limit of their compensation, of which the Company may match up to 3% of their compensation. In addition, the Company may make discretionary contributions based on employee contributions or eligible compensation to the ESOP, as determined by the Company’s Board of Directors. The ESOP sponsor purchases shares from the open market. These shares are included in the calculation of the basic earnings per share. Dividends issued on these shares are reinvested into the ESOP. The ESOP is not leveraged. The aggregate amounts of contributions by the Company to the 401(k) and ESOP are shown in the following table:

	December 31,
	2023	2022	2021
	(Dollars in thousands)
401(k) contributions	$3,410	$3,011	$2,856
ESOP contributions	5,747	4,807	4,317
Total contributions	$9,157	$7,818	$7,173

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2023, 2022 and 2021 the Company’s authorized and outstanding preferred and common stock was as follows:

	No. of Shares Authorized at	No. of Shares Outstanding at December 31,			Par Value
Class of Stock	December 31, 2023	2023	2022	2021	Per Share	Dividends	Voting Rights
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	5.00	As declared	Non-voting
Common	40,000,000	32,933,018	32,875,560	32,603,118	1.00	As declared	Voting

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

(c) Common stock: At December 31, 2023, 2022 and 2021 the shares issued equaled shares outstanding.

The Company has adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity. In addition, the SRP may be used to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee.

The following table is a summary of the shares purchased under the program and the shares remaining to be repurchased in the program:

	Year Ended December 31,
	2023	2022	2021
Number of shares repurchased	20,702	—	212,296
Average price of shares repurchased	$87.88	$—	$54.94
Shares remaining to be repurchased	479,784	500,486	500,486

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2024, approximately $145.7 million of the equity of BancFirst was available for dividend payments to the Company. During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation ("FDIC"). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of BancFirst Corporation’s, BancFirst’s, Pegasus’s and Worthington's assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of December 31, 2023, BancFirst Corporation, BancFirst, Pegasus and Worthington met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

	Actual		Required For Capital Adequacy Purposes		With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2023:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,467,062	16.90%	$694,520	8.00%	$911,558	10.50%	N/A	N/A
BancFirst	1,166,750	15.68%	595,191	8.00%	781,189	10.50%	$743,989	10.00%
Pegasus	139,472	16.98%	65,706	8.00%	86,239	10.50%	82,132	10.00%
Worthington	51,608	12.30%	33,571	8.00%	44,061	10.50%	41,963	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,284,966	14.80%	$390,668	4.50%	$607,705	7.00%	N/A	N/A
BancFirst	1,061,943	14.27%	334,795	4.50%	520,792	7.00%	$483,593	6.50%
Pegasus	130,792	15.92%	36,959	4.50%	57,492	7.00%	53,386	6.50%
Worthington	47,690	11.36%	18,883	4.50%	29,374	7.00%	27,276	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,310,966	15.10%	$520,890	6.00%	$737,928	8.50%	N/A	N/A
BancFirst	1,081,943	14.54%	446,393	6.00%	632,391	8.50%	$595,191	8.00%
Pegasus	130,792	15.92%	49,279	6.00%	69,812	8.50%	65,706	8.00%
Worthington	47,690	11.36%	25,178	6.00%	35,669	8.50%	33,571	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$1,310,966	10.76%	$487,279	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,081,943	10.43%	414,882	4.00%	N/A	N/A	$518,603	5.00%
Pegasus	130,792	10.56%	49,529	4.00%	N/A	N/A	61,911	5.00%
Worthington	47,690	8.62%	22,140	4.00%	N/A	N/A	27,675	5.00%
As of December 31, 2022:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,298,329	16.61%	$625,387	8.00%	$820,821	10.50%	N/A	N/A
BancFirst	1,092,098	16.68%	523,932	8.00%	687,661	10.50%	$654,916	10.00%
Pegasus	117,445	12.91%	77,802	8.00%	95,553	10.50%	91,003	10.00%
Worthington	47,554	14.09%	27,006	8.00%	35,446	10.50%	33,758	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,120,361	14.33%	$351,780	4.50%	$547,214	7.00%	N/A	N/A
BancFirst	991,050	15.13%	294,712	4.50%	458,441	7.00%	$425,695	6.50%
Pegasus	108,437	11.92%	40,951	4.50%	63,702	7.00%	59,152	6.50%
Worthington	44,207	13.10%	15,191	4.50%	23,631	7.00%	21,943	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,146,361	14.66%	$469,041	6.00%	$664,474	8.50%	N/A	N/A
BancFirst	1,011,050	15.44%	392,949	6.00%	556,678	8.50%	$523,932	8.00%
Pegasus	108,437	11.92%	54,602	6.00%	77,352	8.50%	72,802	8.00%
Worthington	44,207	13.10%	20,255	6.00%	28,694	8.50%	27,006	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$1,146,361	9.30%	$493,191	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,011,050	9.72%	416,004	4.00%	N/A	N/A	$520,005	5.00%
Pegasus	108,437	8.00%	54,238	4.00%	N/A	N/A	67,798	5.00%
Worthington	44,207	8.53%	20,738	4.00%	N/A	N/A	25,922	5.00%

As of December 31, 2023, the most recent notifications from the Federal Reserve Bank of Kansas City, the FDIC and the Comptroller of the Currency, categorized BancFirst, Pegasus and Worthington as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. The Company's Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines. There are no conditions or events since the most recent notifications to BancFirst Corporation, BancFirst, Pegasus and Worthington of their capital category that management believes would materially change their category under capital requirements existing as of the report date.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Year ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share data)
(Numerator)
Income available to common stockholders	$212,465	$193,100	$167,630
(Denominator)
Weighted-average shares outstanding for basic earnings per common share	32,919,348	32,778,355	32,716,099
Dilutive effect of stock compensation	575,139	661,141	598,047
Weighted-average shares outstanding for diluted earnings per common share	33,494,487	33,439,496	33,314,146

Basic earnings per share	$6.45	$5.89	$5.12
Diluted earnings per share	$6.34	$5.77	$5.03

The following table shows the number of options and RSU's that were excluded from the computation of diluted net income per common share for each period because they were anti-dilutive for the period:

Shares
December 31, 2023	280,150
December 31, 2022	155,316
December 31, 2021	189,780

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2023	2022
	(Dollars in thousands)
ASSETS
Cash	$91,454	$17,806
Investments in subsidiaries	1,315,124	1,206,246
Goodwill	101,611	101,611
Core deposit premium	10,428	12,009
Dividends receivable	17,091	15,682
Other assets	2,262	1,731
Total assets	$1,537,970	$1,355,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$17,978	$18,205
Subordinated debt	86,101	86,044
Stockholders’ equity	1,433,891	1,250,836
Total liabilities and stockholders’ equity	$1,537,970	$1,355,085

STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$137,275	$93,139	$54,480
Interest on interest-bearing deposits	1,178	94	41
Other	726	1,338	1,071
Total operating income	139,179	94,571	55,592
OPERATING EXPENSE
Interest	4,122	4,122	3,130
Other	3,206	7,190	3,340
Total operating expense	7,328	11,312	6,470
Income before taxes and equity in undistributed earnings of subsidiaries	131,851	83,259	49,122
Allocated income tax benefit	2,249	5,857	4,191
Income before equity in undistributed earnings of subsidiaries	134,100	89,116	53,313
Equity in undistributed earnings of subsidiaries	81,275	105,817	116,365
Amortization of stock-based compensation arrangements of subsidiaries	(2,910)	(1,833)	(2,048)
Net income	$212,465	$193,100	$167,630

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$212,465	$193,100	$167,630
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(81,275)	(105,817)	(116,365)
Amortization of stock-based compensation arrangements of subsidiaries	2,910	1,833	2,048
Other, net	(655)	3,815	5,056
Net cash provided by operating activities	133,445	92,931	58,369
INVESTING ACTIVITIES
Payments for investments in subsidiaries	(6,100)	(94,967)	(9,000)
Other, net	(778)	(1,352)	4,429
Net cash used in investing activities	(6,878)	(96,319)	(4,571)
FINANCING ACTIVITIES
Issuance of common stock	2,543	7,649	2,260
Common stock acquired	(1,820)	—	(11,663)
Net cash settlement of options	—	—	(5,479)
Cash dividends paid	(53,642)	(48,462)	(45,140)
Proceeds from the issuance of subordinated notes, net of debt issuance costs	—	—	59,150
Net cash used in financing activities	(52,919)	(40,813)	(872)
Net increase/(decrease) in cash and due from banks	73,648	(44,201)	52,926
Cash and due from banks at the beginning of the period	17,806	62,007	9,081
Cash and due from banks at the end of the period	$91,454	$17,806	$62,007
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$4,122	$4,122	$3,130
Cash received during the period for income taxes, net	$1,746	$6,667	$4,411

(18) RELATED PARTY TRANSACTIONS

The Company had, and expects to have in the future, transactions with the Company’s directors and executive officers, companies with which these individuals are associated and certain related individuals. Such transactions were made in the ordinary course of business and included loans, leases and professional services.

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

	December 31,
	2023	2022
	(Dollars in thousands)
Loan commitments	$2,785,673	$2,627,552
Stand-by letters of credit	84,947	72,237

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

Rental expense on all operating leases, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2023	$2,066
2022	1,865
2021	1,560

A right of use lease asset included in accrued interest receivable and other assets on the consolidated balance sheet totaled $5.9 million at December 31, 2023 compared to $5.6 million at December 31, 2022, and a related lease liability included in accrued interest payable and other liabilities on the consolidated balance sheet totaled $5.8 million at December 31, 2023 compared to $5.4 million at December 31, 2022. As of December 31, 2023, our operating leases have a weighted-average remaining lease term of 3.2 years and a weighted-average discount rate of 2.6 percent.

Maturity of Operating Lease Liabilities

The following table presents minimum future commitments by year for the Company’s operating leases. Such commitments are reflected as undiscounted values and are reconciled to the discounted present value recognized on the consolidated balance sheet.

December 31, 2023
(Dollars in thousands)
2024	$2,022
2025	1,653
2026	1,085
2027	731
2028	409
Thereafter	312
Total lease payments	6,212
Less imputed interest	(375)
Operating lease liability	$5,837

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the consolidated balance sheet as premises and equipment. The Company had operating lease revenue of $5.9 million,

$5.4 million and $4.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Lease revenue is included in occupancy, net on the consolidated statements of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have operating leases that extend beyond 2031. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

December 31, 2023
(Dollars in thousands)
2024	$3,555
2025	2,796
2026	2,535
2027	2,181
2028	1,951
2029-2031	4,269
Total future minimum lease payments	$17,287

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2023
Debt securities available for sale:
U.S. Treasury	$1,498,045	$—	$—	$1,498,045
U.S. federal agencies	—	11,770	—	11,770
Mortgage-backed securities	—	14,795	—	14,795
States and political subdivisions	—	9,830	180	10,010
Asset backed securities	—	12,512	—	12,512
Other debt securities	—	6,773	—	6,773
Derivative assets	—	41,099	—	41,099
Derivative liabilities	—	39,176	—	39,176

December 31, 2022
Debt securities available for sale:
U.S. Treasury	$1,477,864	$—	$—	$1,477,864
U.S. federal agencies	—	15,222	—	15,222
Mortgage-backed securities	—	16,586	—	16,586
States and political subdivisions	—	7,680	454	8,134
Asset backed securities	—	13,010	—	13,010
Other debt securities	—	7,405	—	7,405
Derivative assets	—	20,745	—	20,745
Derivative liabilities	—	19,683	—	19,683

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Twelve Months Ended December 31,
	2023	2022
	(Dollars in thousands)
Balance at the beginning of the year	$454	$320
Transfers to level 2	(244)	—
Purchases	—	255
Settlements	(30)	(110)
Total unrealized losses	—	(11)
Balance at the end of the period	$180	$454

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the year ended December 31, 2023, the Company transferred debt securities from Level 3 to Level 2 due to a review of the pricing models that determined some state and political subdivision securities to be Level 2. During the year ended December 31, 2022, the Company did not transfer any debt securities.

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

The following table summarizes assets measured at fair value on a nonrecurring basis during the period presented. These nonrecurring fair values do not represent all assets, only those assets that have been adjusted during the reporting period:

Total Fair Value Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended December 31, 2023
Equity securities	$13,144
Collateral dependent loans	1,894
Repossessed assets	474
Other real estate owned	31,773

As of and for the Year-to-date Period Ended December 31, 2022
Equity securities	$15,512
Collateral dependent loans	1,618
Repossessed assets	180
Other real estate owned	34,999

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31,
	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$2,397,463	$2,397,463	$3,168,910	$3,168,910
Federal funds sold	1,316	1,316	2,850	2,850
Debt securities held for investment	5	5	13	13
Loans held for sale	3,489	3,489	6,232	6,232
Level 3 inputs:
Debt securities held for investment	1,185	1,185	2,370	2,370
Loans held for investment, net of allowance for credit losses	7,559,845	7,356,768	6,850,835	6,563,755
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	10,700,122	10,413,348	10,974,228	10,614,840
Short-term borrowings	3,351	3,351	300	300
Subordinated debt	86,101	79,271	86,044	82,385
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,875		4,598
Letters of credit		637		542

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment, of which there was none as of December 31, 2023 or 2022. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at December 31, 2023 or 2022.

(22) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. At December 31, 2023, the Company had a margin liability in other liabilities in the amount of $15.5 million. At December 31, 2022, the Company had a margin asset included in other assets in the amount of $6.6 million.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		December 31,
		2023		2022
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	3,896	$20,567	2,698	$8,868
Derivative liabilities	Barrels	(3,896)	(19,512)	(2,698)	(8,259)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	46,140	20,532	25,059	11,877
Derivative liabilities	MMBTUs/Gallons	(46,140)	(19,664)	(25,059)	(11,424)

Total Fair Value	Included in
Derivative assets	Other assets		41,099		20,745
Derivative liabilities	Other liabilities		(39,176)		(19,683)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Derivative income	$701	$416	$266

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	December 31,
	2023	2022
	(Dollars in thousands)
Credit exposure	$39,527	$6,560

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

(23) SEGMENT INFORMATION

The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The six principal business units are BancFirst metropolitan banks, BancFirst community banks, Pegasus, Worthington, other financial services and executive, operations and support. BancFirst metropolitan banks, BancFirst community banks, Pegasus and Worthington offer traditional banking products such as commercial and retail lending and a full line of deposit accounts. BancFirst metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. BancFirst community banks consist of banking locations in communities in Oklahoma outside the Oklahoma City and Tulsa metropolitan areas. Pegasus consists of banking locations in the Dallas metropolitan area. Worthington consists of banking locations in the Dallas-Fort Worth-Arlington metropolitan area. Other financial services are specialty product business units including guaranteed small business lending, residential mortgage lending, trust services, securities brokerage, electronic banking and insurance. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units.

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2023
Net interest income	$120,226	$229,196	$51,277	$17,395	$4,164	$2,198	$—	$424,456
Provision for/(benefit from) credit losses	4,836	2,331	(328)	564	79	(24)	—	7,458
Noninterest income	24,793	70,824	1,646	1,170	52,711	250,968	(216,704)	185,408
Depreciation and amortization	2,347	10,514	804	496	481	7,547	—	22,189
Other expenses	46,329	123,554	20,084	13,636	37,495	70,293	(1,122)	310,269
Income before taxes	$91,507	$163,621	$32,363	$3,869	$18,820	$175,350	$(215,582)	$269,948
Total assets	$3,598,888	$7,012,905	$1,280,618	$600,364	$121,601	$1,307,714	$(1,550,048)	$12,372,042
Capital expenditures	$2,752	$5,156	$528	$5,497	$108	$8,463	$—	$22,504
December 31, 2022
Net interest income	$97,728	$208,728	$46,439	$14,919	$8,065	$(2,226)	$20	$373,673
(Benefit from)/provision for credit losses	2,186	2,451	2,840	(43)	(161)	2,803	—	10,076
Noninterest income	32,756	72,385	1,026	1,034	50,643	223,844	(197,941)	183,747
Depreciation and amortization	2,821	10,453	789	398	519	7,068	—	22,048
Other expenses	42,583	117,248	19,013	9,280	36,271	64,325	(856)	287,864
Income before taxes	$82,894	$150,961	$24,823	$6,318	$22,079	$147,422	$(197,065)	$237,432
Total assets	$3,412,369	$6,886,066	$1,404,033	$541,002	$171,679	$1,473,443	$(1,500,729)	$12,387,863
Capital expenditures	$2,026	$10,146	$311	$262	$67	$6,973	$—	$19,785
December 31, 2021
Net interest income	$77,840	$180,925	$24,222	$—	$35,244	$(3,295)	$721	$315,657
Provision for credit losses	(5,474)	(4,694)	1,395	—	109	(26)	—	(8,690)
Noninterest income	23,257	65,600	1,448	—	47,124	203,005	(170,402)	170,032
Depreciation and amortization	2,593	10,483	782	—	557	5,626	—	20,041
Other expenses	39,356	110,574	15,317	—	60,435	41,199	(941)	265,940
Income before taxes	$64,622	$130,162	$8,176	$—	$21,267	$152,911	$(168,740)	$208,398
Total assets	$2,627,874	$5,821,220	$1,045,699	$—	$71,694	$1,201,974	$(1,362,849)	$9,405,612
Capital expenditures	$1,612	$7,390	$363	$—	$400	$17,486	$—	$27,251

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2023.

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

No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter of 2023 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2023.

FORVIS LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

February 27, 2024

/s/ David Harlow
David Harlow
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Internal Control over Financial Reporting

We have audited BancFirst Corporation’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023, and our report dated February 27, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP

Oklahoma City, Oklahoma

February 27, 2024

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption, modification or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Equity Compensation Plan Information” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end. Our independent registered public accounting firm is FORVIS, LLP Oklahoma City, OK PCAOB ID: 686.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
(1)
Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2023 and 2022

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flow for the three years ended December 31, 2023, 2022 and 2021

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

3.1	Amended and Restated By-Laws of BancFirst Corporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2023 and incorporated herein by reference).

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

10.2	Subordinated Note Purchase Agreement (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated June 17, 2021 and incorporated herein by reference).

10.3

Amended and Restated BancFirst Corporation Stock Option Plan (filed as exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2022 and incorporated herein by reference).

10.4

Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2022 and incorporated herein by reference).

10.5

BancFirst Corporation Employee Stock Ownership Plan Amendment to Implement Secure Act and Other Law Changes. (filed as exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2022, and incorporated herein by reference).

10.6

Adoption Agreement for McAfee & Taft Professional Corporation Non-Standardized Employee Stock Ownership Pre-Approved Plan. (filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30 2022 and incorporated herein by reference).

10.7

BancFirst Corporation Thrift Plan Amended and Restated Adoption Agreement. (filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2022 and incorporated herein by reference).

10.8

2023 First Amendment to the BancFirst Corporation Thrift Plan (filed as exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference).

10.9

2023 First Amendment to the BancFirst Corporation Employee Stock Ownership Plan (filed as exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31 2022 and incorporated herein by reference).

10.10	BancFirst Corporation 2023 Restricted Stock Unit Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 25, 2023 and incorporated herein by reference).

14*	BancFirst Corporation Corporate Code of Conduct.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer's Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer's Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s and CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Recovery of Erroneously Awarded Executive Compensation.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

101.INS	Inline XBRL Instance Document.

104	Cover page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2024	BANCFIRST CORPORATION

/s/ David Harlow
David Harlow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2024.

/s/ David E. Rainbolt	/s/ David R. Harlow
David E. Rainbolt	David R. Harlow
Executive Chairman	President and Chief Executive Officer (Principal Executive Officer)

/s/ F. Ford Drummond	/s/ Joseph Ford
F. Ford Drummond	Joseph Ford
Director	Director

/s/ Joe R. Goyne
Joe R. Goyne	William O. Johnstone
Director	Vice Chairman of the Board

/s/ Mautra Staley Jones
Mautra Staley Jones	Bill G. Lance
Director	Director

/s/ William Scott Martin
Dave R. Lopez	William Scott Martin
Director	Director

/s/ Tom H. McCasland, III	/s/ Leslie Rainbolt
Tom H. McCasland, III	Leslie Rainbolt
Director	Director

/s/ Robin Roberson	/s/ Darryl W. Schmidt
Robin Roberson	Darryl W. Schmidt
Director	Chief Executive Officer, BancFirst and Director

/s/ Natalie Shirley	/s/ Michael K. Wallace
Natalie Shirley	Michael K. Wallace
Director	Director

/s/ Gregory G. Wedel	/s/ G. Rainey Williams, Jr
Gregory G. Wedel	G. Rainey Williams, Jr
Director	Director

/s/ Kevin Lawrence	/s/ Randy Foraker
Kevin Lawrence	Randy Foraker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Risk Officer (Principal Accounting Officer)

PERFORMANCE GRAPH

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The graph assumes an investment on December 31, 2018 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The performance graph represents past performance and should not be considered an indication of future performance.

325
300
275
250
225
200
175
150
125
100
75
50
INDEX
12/18
12/19
12/20
12/21
12/22
12/23
DATE
BancFirst Corporation
NASDAQ Bank Stocks (U.S.)
NASDAQ Composite Stock Market (U.S.)

	As of December 31,
	2018	2019	2020	2021	2022	2023

BancFirst Corporation (BANF)	$100.00	$127.91	$124.13	$152.39	$193.72	$217.80
NASDAQ Bank Stocks (U.S.)	100.00	124.38	115.04	164.41	137.65	132.92
NASDAQ Composite Stock Market (U.S)	100.00	136.73	198.33	242.38	163.58	236.70