Form 10-Q
period 2024-03-31
BANCFIRST CORP /OK/
filed 2024-05-07
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024 there were 32,991,040 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2024	2023
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$183,491	$225,462
Interest-bearing deposits with banks	2,341,604	2,172,001
Federal funds sold	1,209	1,316
Debt securities held for investment (fair value: $1,129 and $1,190, respectively)	1,129	1,190
Debt securities available for sale at fair value	1,533,522	1,553,905
Loans held for sale	5,997	3,489
Loans held for investment (net of unearned interest)	7,781,860	7,656,645
Allowance for credit losses	(97,267)	(96,800)
Loans, net of allowance for credit losses	7,684,593	7,559,845
Premises and equipment, net	284,057	278,594
Other real estate owned	34,728	33,718
Intangible assets, net	15,818	16,704
Goodwill	182,263	182,263
Accrued interest receivable and other assets	334,014	343,555
Total assets	$12,602,425	$12,372,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,849,807	$3,982,226
Interest-bearing	7,059,814	6,717,896
Total deposits	10,909,621	10,700,122
Short-term borrowings	9,699	3,351
Accrued interest payable and other liabilities	127,678	148,577
Subordinated debt	86,115	86,101
Total liabilities	11,133,113	10,938,151

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,966,678 and 32,933,018, respectively	32,967	32,933
Capital surplus	176,227	174,695
Retained earnings	1,312,464	1,276,305
Accumulated other comprehensive loss, net of tax benefit of $16,201 and $15,473, respectively	(52,346)	(50,042)
Total stockholders' equity	1,469,312	1,433,891
Total liabilities and stockholders' equity	$12,602,425	$12,372,042

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
INTEREST INCOME
Loans, including fees	$132,126	$104,396
Securities:
Taxable	9,181	8,991
Tax-exempt	20	7
Federal funds sold	19	32
Interest-bearing deposits with banks	30,297	32,020
Total interest income	171,643	145,446
INTEREST EXPENSE
Deposits	64,413	35,177
Short-term borrowings	96	83
Subordinated debt	1,030	1,030
Total interest expense	65,539	36,290
Net interest income	106,104	109,156
Provision for credit losses	4,015	2,322
Net interest income after provision for credit losses	102,089	106,834
NONINTEREST INCOME
Trust revenue	5,088	4,222
Service charges on deposits	16,428	21,231
Securities transactions	(267)	(213)
Sales of loans	491	604
Insurance commissions	9,455	8,741
Cash management	8,651	6,734
(Loss)/gain on sale of other assets	(59)	479
Other	5,113	6,030
Total noninterest income	44,900	47,828
NONINTEREST EXPENSE
Salaries and employee benefits	51,528	49,252
Occupancy, net	5,206	4,983
Depreciation	4,556	4,643
Amortization of intangible assets	886	880
Data processing services	2,616	2,107
Net expense from other real estate owned	2,202	2,459
Marketing and business promotion	2,256	2,527
Deposit insurance	1,438	1,613
Other	12,091	11,853
Total noninterest expense	82,779	80,317
Income before taxes	64,210	74,345
Income tax expense	13,876	16,812
Net income	$50,334	$57,533
NET INCOME PER COMMON SHARE
Basic	$1.53	$1.75
Diluted	$1.50	$1.72
OTHER COMPREHENSIVE (LOSS)/GAIN
Unrealized (losses)/gains on debt securities, net of tax benefit/(expense) of $728 and $(4,504), respectively	(2,304)	14,649
Other comprehensive (loss)/gain, net of tax benefit/(expense) of $728 and $(4,504), respectively	(2,304)	14,649
Comprehensive income	$48,030	$72,182

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
COMMON STOCK
Issued at beginning of period	$32,933	$32,876
Shares issued for stock options	34	24
Issued at end of period	$32,967	$32,900
CAPITAL SURPLUS
Balance at beginning of period	$174,695	$169,231
Common stock issued for stock options	817	618
Stock-based compensation arrangements	715	382
Balance at end of period	$176,227	$170,231
RETAINED EARNINGS
Balance at beginning of period	$1,276,305	$1,120,292
Net income	50,334	57,533
Dividends on common stock ($0.43 and $0.40 per share, respectively)	(14,175)	(13,160)
Balance at end of period	$1,312,464	$1,164,665
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(50,042)	$(71,563)
Net change	(2,304)	14,649
Balance at end of period	$(52,346)	$(56,914)
Total stockholders’ equity	$1,469,312	$1,310,882

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,334	$57,533
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	4,015	2,322
Depreciation and amortization	5,442	5,523
Net amortization of securities premiums and discounts	(306)	(273)
Realized securities losses	267	213
Gain on sales of loans	(491)	(604)
Cash receipts from the sale of loans originated for sale	28,773	34,246
Cash disbursements for loans originated for sale	(30,789)	(33,634)
Deferred income tax benefit	(822)	(778)
Gain on sale of other assets	(122)	(578)
Increase in interest receivable	(2,517)	(1,390)
Increase in interest payable	3,374	2,264
Amortization of stock-based compensation arrangements	715	382
Excess tax benefit from stock-based compensation arrangements	(470)	(324)
Other, net	8,921	4,602
Net cash provided by operating activities	66,324	69,504
INVESTING ACTIVITIES
Net decrease in federal funds sold	107	1,766
Purchases of available for sale debt securities	—	(91,312)
Proceeds from maturities, calls and paydowns of held for investment debt securities	61	170
Proceeds from maturities, calls and paydowns of available for sale debt securities	17,657	32,940
Purchase of equity securities	(366)	(195)
Proceeds from paydowns and sales of equity securities	42	485
Net change in loans	(130,801)	(176,739)
Net (payments)/receipts on derivative asset contracts	(19,595)	11,141
Purchases of premises, equipment and computer software	(10,251)	(7,962)
Purchase of tax credits	(429)	(536)
Other, net	2,346	1,658
Net cash used in investing activities	(141,229)	(228,584)
FINANCING ACTIVITIES
Net change in deposits	209,499	(364,125)
Net change in short-term borrowings	6,348	203,194
Issuance of common stock in connection with stock options, net	851	642
Cash dividends paid	(14,161)	(13,150)
Net cash provided by (used in) financing activities	202,537	(173,439)
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	127,632	(332,519)
Cash, due from banks and interest-bearing deposits at the beginning of the period	2,397,463	3,168,910
Cash, due from banks and interest-bearing deposits at the end of the period	$2,525,095	$2,836,391
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$62,164	$34,026
Cash paid during the period for income taxes	$249	$1,880
Noncash investing and financing activities:
Unpaid common stock dividends declared	$14,175	$13,160

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with U.S. GAAP for interim financial information and the instructions for Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). The information contained in the consolidated financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Recent Accounting Pronouncements

Standards Not Yet Adopted:

In December 2023, the Financial Accounting Standards Board (“FASB“) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company does not expect adoption of the standard to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The amendments are to be applied retrospectively to all periods presented and segment expense categories are required to be based on the categories identified at adoption. The Company is currently evaluating the provisions of this ASU and expects to adopt them for the year ending December 31, 2024. The Company does not expect the adoption to have a significant impact on the Company’s consolidated financial statements.

(2) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024	(Dollars in thousands)
Mortgage backed securities (1)	$4	$—	$—	$4
States and political subdivisions	625	—	—	625
Other securities	500	—	—	500
Total	$1,129	$—	$—	$1,129
December 31, 2023
Mortgage backed securities (1)	$5	$—	$—	$5
States and political subdivisions	685	—	—	685
Other securities	500	—	—	500
Total	$1,190	$—	$—	$1,190

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024	(Dollars in thousands)
U.S. treasuries	$1,545,588	$—	$(65,207)	$1,480,381
U.S. federal agencies	10,729	119	(4)	10,844
Mortgage backed securities (1)	16,049	9	(1,795)	14,263
States and political subdivisions	10,100	7	(137)	9,970
Asset backed securities	11,440	—	(188)	11,252
Other securities	8,163	—	(1,351)	6,812
Total	$1,602,069	$135	$(68,682)	$1,533,522
December 31, 2023
U.S. treasuries	$1,560,265	$415	$(62,635)	$1,498,045
U.S. federal agencies	11,631	142	(3)	11,770
Mortgage backed securities (1)	16,459	13	(1,677)	14,795
States and political subdivisions	10,108	16	(114)	10,010
Asset backed securities	12,794	—	(282)	12,512
Other securities	8,163	—	(1,390)	6,773
Total	$1,619,420	$586	$(66,101)	$1,553,905

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

	March 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$351	$351	$350	$350
After one year but within five years	778	778	840	840
After five years but within ten years	—	—	—	—
After ten years	—	—	—	—
Total	$1,129	$1,129	$1,190	$1,190
Available for Sale
Contractual maturity of debt securities:
Within one year	$389,115	$382,870	$348,318	$341,645
After one year but within five years	1,167,880	1,108,898	1,223,529	1,167,973
After five years but within ten years	10,278	8,848	10,331	8,851
After ten years	34,796	32,906	37,242	35,436
Total debt securities	$1,602,069	$1,533,522	$1,619,420	$1,553,905

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Book value of pledged securities	$908,521	$591,324

There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the three months ended March 31, 2024 or March 31, 2023.

Realized gains/losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at March 31, 2024 and December 31, 2023 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
March 31, 2024
Available for Sale
U.S. treasuries	67	$90,252	$816	$1,370,129	$64,391	$1,460,381	$65,207
U.S. federal agencies	3	1,057	4	—	—	1,057	4
Mortgage backed securities	71	1,191	6	12,767	1,789	13,958	1,795
States and political subdivisions	9	867	3	2,128	134	2,995	137
Asset backed securities	1	—	—	11,252	188	11,252	188
Other securities	3	—	—	6,812	1,351	6,812	1,351
Total	154	$93,367	$829	$1,403,088	$67,853	$1,496,455	$68,682
December 31, 2023
Available for Sale
U.S. treasuries	68	$4,838	$90	$1,401,669	$62,545	$1,406,507	$62,635
U.S. federal agencies	3	1,100	3	—	—	1,100	3
Mortgage backed securities	74	80	—	13,261	1,677	13,341	1,677
States and political subdivisions	6	306	4	1,847	110	2,153	114
Asset backed securities	1	—	—	12,512	282	12,512	282
Other securities	3	—	—	6,773	1,390	6,773	1,390
Total	155	$6,324	$97	$1,436,062	$66,004	$1,442,386	$66,101

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of March 31, 2024 and December 31, 2023, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(3) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	962,203	960,944
Commercial real estate non-owner occupied	1,531,185	1,486,420
Construction and development < 60 months	669,726	642,643
Construction residential real estate < 60 months	280,686	283,486
Residential real estate first lien	1,283,879	1,258,744
Residential real estate all other	252,635	244,696
Agriculture	449,812	427,139
Commercial non-real estate	1,320,840	1,289,452
Consumer non-real estate	465,166	476,467
Oil and gas	565,728	586,654
Total (1)	$7,781,860	$7,656,645
(1) Excludes accrued interest receivable of $40.9 million at March 31, 2024 and $39.4 million at December 31, 2023, that is recorded in accrued interest receivable and other assets.

The Company's loans are currently 84% held by BancFirst and 16% held by Pegasus and Worthington. In addition, approximately 70% of the Company's loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and/or securities. The Company’s interest in collateral is secured through filing mortgages and liens, or by possession of the collateral.

The Company's portfolio segment descriptions and the weighted average remaining life of portfolio segments are disclosed in Note (5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Other Real Estate Owned and Repossessed Assets and Loan Modifications

The following is a summary of other real estate owned and repossessed assets:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Other real estate owned and repossessed assets	$35,116	$34,200

As of both March 31, 2024 and December 31, 2023, other real estate owned included a commercial real estate property recorded at approximately $30.4 million and $29.4 million, respectively. The increase in OREO and this commercial real estate property was due to tenant improvements during the three months ended March 31, 2024. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Rental income	$2,941	$2,690
Operating expense	2,250	2,381

During the three months ended March 31, 2024, the Company sold property held in other real estate owned for a total gain of $177,000, compared to a total gain of $98,000 in the three months ended March 31, 2023.

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of loans modified during the three months ended March 31, 2024 was approximately $1.1 million compared to $5.3 million during the year ended December 31, 2023.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either the three months ended March 31, 2024 or 2023. In addition, all loans identified as nonaccrual loans have related allowances for credit losses at March 31, 2024 and December 31, 2023, respectively. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $696,000 for the three months ended March 31, 2024 and approximately $358,000 for the three months ended March 31, 2023.

Nonaccrual loans guaranteed by government agencies totaled approximately $6.6 million at March 31, 2024 and approximately $6.7 million at December 31, 2023.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$2,282	$1,686
Commercial real estate non-owner occupied	3,010	874
Construction and development < 60 months	20,142	800
Construction residential real estate < 60 months	755	638
Residential real estate first lien	2,919	3,336
Residential real estate all other	531	899
Agriculture	2,169	3,662
Commercial non-real estate	7,518	10,101
Consumer non-real estate	703	449
Oil and gas	1,967	2,128
Total	$41,996	$24,573

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2024
Real estate:
Commercial real estate owner occupied	$7,283	$18	$5,594	$12,895	$949,308	$962,203	$3,670
Commercial real estate non-owner occupied	297	63	1,806	2,166	1,529,019	1,531,185	876
Construction and development < 60 months	501	2,654	800	3,955	665,771	669,726	—
Construction residential real estate < 60 months	2,920	1,411	407	4,738	275,948	280,686	—
Residential real estate first lien	4,584	1,000	1,650	7,234	1,276,645	1,283,879	780
Residential real estate all other	1,297	370	624	2,291	250,344	252,635	115
Agriculture	1,348	1,032	728	3,108	446,704	449,812	215
Commercial non-real estate	2,550	1,385	6,461	10,396	1,310,444	1,320,840	312
Consumer non-real estate	3,672	755	867	5,294	459,872	465,166	364
Oil and gas	501	—	—	501	565,227	565,728	—
Total	$24,953	$8,688	$18,937	$52,578	$7,729,282	$7,781,860	$6,332

As of December 31, 2023
Real estate:
Commercial real estate owner occupied	$1,386	$26	$5,598	$7,010	$953,934	$960,944	$4,377
Commercial real estate non-owner occupied	2,224	7,371	1,786	11,381	1,475,039	1,486,420	913
Construction and development < 60 months	198	158	800	1,156	641,487	642,643	—
Construction residential real estate < 60 months	1,542	206	405	2,153	281,333	283,486	332
Residential real estate first lien	3,879	1,204	1,849	6,932	1,251,812	1,258,744	731
Residential real estate all other	757	190	613	1,560	243,136	244,696	549
Agriculture	1,694	724	1,227	3,645	423,494	427,139	579
Commercial non-real estate	1,501	436	10,028	11,965	1,277,487	1,289,452	1,714
Consumer non-real estate	3,248	1,090	594	4,932	471,535	476,467	347
Oil and gas	—	—	92	92	586,562	586,654	—
Total	$16,429	$11,405	$22,992	$50,826	$7,605,819	$7,656,645	$9,542

Credit Quality Indicators

The Company considers credit quality indicators to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical credit loss experience and economic conditions. These indicators are reviewed and updated regularly throughout the year. An internal risk grading system is used to indicate the credit risk of loans. The loan grades used by the Company are for internal risk identification purposes and do not directly correlate to regulatory classification categories or any financial reporting definitions. The general characteristics of the risk grades and the table summarizing the Company’s gross loans held for investment by year of origination and internally assigned credit grades as of December 31, 2023, are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
As of March 31, 2024
Commercial real estate owner occupied
Grade 1	$25,173	$109,028	$159,208	$116,637	$82,223	$203,263	$18,941	$714,473
Grade 2	6,168	34,656	46,355	44,871	22,165	40,867	22,938	218,020
Grade 3	4,031	7,629	3,640	5,303	890	3,055	2,100	26,648
Grade 4	—	374	23	170	352	1,654	150	2,723
Grade 5	—	—	—	—	—	339	—	339
Total commercial real estate owner occupied	35,372	151,687	209,226	166,981	105,630	249,178	44,129	962,203
Commercial real estate non-owner occupied
Grade 1	$30,431	$217,786	$266,193	$187,861	$116,004	$120,132	$32,534	$970,941
Grade 2	13,104	163,293	144,208	85,378	45,784	93,020	2,731	547,518
Grade 3	6,109	—	781	1,703	—	247	—	8,840
Grade 4	—	2,280	632	352	98	524	—	3,886
Total commercial real estate non-owner occupied	49,644	383,359	411,814	275,294	161,886	213,923	35,265	1,531,185
Construction and development < 60 months
Grade 1	$29,037	$89,815	$147,644	$50,050	$5,324	$7,984	$42,282	$372,136
Grade 2	24,777	126,003	62,244	26,007	6,561	15,166	8,778	269,536
Grade 3	—	6,352	893	357	—	70	19,342	27,014
Grade 4	—	—	800	100	140	—	—	1,040
Total construction and development < 60 months	53,814	222,170	211,581	76,514	12,025	23,220	70,402	669,726
Construction residential real estate < 60 months
Grade 1	$34,249	$84,861	$14,251	$8,620	$99	$559	$38,050	$180,689
Grade 2	28,843	58,132	2,135	21	12	—	1,305	90,448
Grade 3	—	8,191	374	—	—	—	—	8,565
Grade 4	578	200	206	—	—	—	—	984
Total construction residential real estate < 60 months	63,670	151,384	16,966	8,641	111	559	39,355	280,686
Residential real estate first lien
Grade 1	$72,174	$268,280	$214,401	$167,456	$110,847	$204,350	$4,637	$1,042,145
Grade 2	14,813	49,624	42,664	37,763	24,732	51,823	—	221,419
Grade 3	232	2,987	2,691	2,538	1,710	5,622	—	15,780
Grade 4	91	913	218	725	712	1,876	—	4,535
Total residential real estate first lien	87,310	321,804	259,974	208,482	138,001	263,671	4,637	1,283,879
Residential real estate all other
Grade 1	$8,258	$36,264	$21,550	$6,892	$7,585	$14,383	$55,776	$150,708
Grade 2	1,682	5,082	5,290	1,434	1,595	3,611	78,539	97,233
Grade 3	455	292	176	196	166	671	1,590	3,546
Grade 4	—	119	24	—	—	111	894	1,148
Total residential real estate all other	10,395	41,757	27,040	8,522	9,346	18,776	136,799	252,635
Agriculture
Grade 1	$13,547	$57,413	$47,429	$33,676	$25,336	$48,773	$49,003	$275,177
Grade 2	11,754	25,588	21,021	17,212	9,303	20,012	48,165	153,055
Grade 3	1,602	8,528	819	966	2,591	3,328	1,931	19,765
Grade 4	—	768	627	53	99	267	1	1,815
Total Agriculture	26,903	92,297	69,896	51,907	37,329	72,380	99,100	449,812
Commercial non-real estate
Grade 1	$38,088	$177,037	$163,957	$148,673	$32,770	$64,198	$317,586	$942,309
Grade 2	24,463	106,857	33,066	17,747	6,480	13,144	161,984	363,741
Grade 3	1,184	1,930	2,260	1,015	283	196	3,411	10,279
Grade 4	126	122	1,494	228	473	360	1,240	4,043
Grade 5	—	18	—	—	—	450	—	468
Total commercial non-real estate	63,861	285,964	200,777	167,663	40,006	78,348	484,221	1,320,840
Consumer non-real estate
Grade 1	$52,889	$180,937	$90,786	$49,021	$14,926	$9,321	$11,638	$409,518
Grade 2	4,202	18,228	14,005	6,266	1,906	1,323	2,299	48,229
Grade 3	565	1,714	1,493	1,221	295	360	10	5,658
Grade 4	94	420	611	390	155	85	6	1,761
Total consumer non-real estate	57,750	201,299	106,895	56,898	17,282	11,089	13,953	465,166
Oil and gas
Grade 1	$70,735	$71,998	$6,206	$28,039	$6,172	$3,205	$252,952	$439,307
Grade 2	55,581	11,759	5,278	829	386	358	51,437	125,628
Grade 3	—	—	—	185	—	—	—	185
Grade 4	—	—	—	148	—	460	—	608
Total oil and gas	126,316	83,757	11,484	29,201	6,558	4,023	304,389	565,728
Total loans held for investment	$575,035	$1,935,478	$1,525,653	$1,050,103	$528,174	$935,167	$1,232,250	$7,781,860

The following tables summarize the Company's gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended March 31, 2024
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$15	$—	$—	$—	$15
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	12	—	—	1	—	—	13
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	3	—	—	—	—	—	3
Residential real estate first lien
Current-period gross charge-offs	1	—	—	1	—	21	—	23
Residential real estate all other
Current-period gross charge-offs	—	—	—	—	—	2	27	29
Agriculture
Current-period gross charge-offs	—	—	31	—	—	—	—	31
Commercial non-real estate
Current-period gross charge-offs	—	1,001	275	132	12	126	1,508	3,054
Consumer non-real estate
Current-period gross charge-offs	—	244	97	51	13	15	11	431
Oil and gas
Current-period gross charge-offs	—	9	83	—	—	—	—	92
Total current-period gross charge-offs	$1	$1,269	$486	$199	$26	$164	$1,546	$3,691

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended March 31, 2023
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$7	$1	$22	$18	$—	$—	$48
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	—	—	3	—	3
Construction and development < 60 months
Current-period gross charge-offs	—	2	—	—	—	—	—	2
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	—	—	—	—	—	2	—	2
Residential real estate all other
Current-period gross charge-offs	—	2	19	—	1	4	—	26
Agriculture
Current-period gross charge-offs	—	4	—	16	13	2	—	35
Commercial non-real estate
Current-period gross charge-offs	—	67	62	—	—	47	—	176
Consumer non-real estate
Current-period gross charge-offs	—	76	32	15	9	6	2	140
Oil and gas
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total current-period gross charge-offs	$—	$158	$114	$53	$41	$64	$2	$432

Allowance for Credit Losses Methodology

The Company determines its provision for credit losses and allowance for credit losses using the current expected credit loss methodology that is referred to as the current expected credit loss ("CECL") model. The allowance for current expected credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The allowance for credit losses methodology is disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following table details activity in the allowance for credit losses on loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2024
Real estate:
Commercial real estate owner occupied	$7,483	$(15)	$20	$5	$(20)	$7,468
Commercial real estate non-owner occupied	33,080	(13)	—	(13)	113	33,180
Construction and development < 60 months	3,950	—	—	—	2,646	6,596
Construction residential real estate < 60 months	3,414	(3)	—	(3)	53	3,464
Residential real estate first lien	4,914	(23)	4	(19)	28	4,923
Residential real estate all other	1,646	(29)	5	(24)	30	1,652
Agriculture	6,137	(31)	12	(19)	19	6,137
Commercial non-real estate	22,745	(3,054)	33	(3,021)	758	20,482
Consumer non-real estate	4,401	(431)	69	(362)	296	4,335
Oil and gas	9,030	(92)	—	(92)	92	9,030
Total	$96,800	$(3,691)	$143	$(3,548)	$4,015	$97,267

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2023
Real estate:
Commercial real estate owner occupied	$6,416	$(48)	$49	$1	$130	$6,547
Commercial real estate non-owner occupied	30,190	(3)	—	(3)	1,933	32,120
Construction and development < 60 months	3,778	(2)	3	1	(171)	3,608
Construction residential real estate < 60 months	3,275	—	—	—	(49)	3,226
Residential real estate first lien	4,092	(2)	3	1	361	4,454
Residential real estate all other	1,418	(26)	2	(24)	50	1,444
Agriculture	6,217	(35)	6	(29)	80	6,268
Commercial non-real estate	25,106	(176)	22	(154)	127	25,079
Consumer non-real estate	4,132	(140)	57	(83)	183	4,232
Oil and gas	8,104	—	—	—	(322)	7,782
Total	$92,728	$(432)	$142	$(290)	$2,322	$94,760

Purchased Credit Deteriorated Loans

The Company has previously purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the three month period ended March 31, 2024 or March 31, 2023.

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended March 31, 2024 and 2023, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of March 31, 2024
Real estate:
Commercial real estate owner occupied	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	632	—	—	632	250
Construction and development < 60 months	24,977	—	—	24,977	2,825
Construction residential real estate < 60 months	628	—	—	628	134
Residential real estate first lien	125	—	—	125	54
Residential real estate all other	81	—	—	81	82
Agriculture	1,837	490	15	2,342	1,386
Commercial non-real estate	—	5,320	112	5,432	1,582
Consumer non-real estate	—	—	280	280	140
Oil and gas	—	—	—	—	—
Total collateral-dependent loans held for investment	$28,280	$5,810	$407	$34,497	$6,453

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2023
Real estate:
Commercial real estate owner occupied	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	632	—	—	632	250
Construction and development < 60 months	800	—	—	800	225
Construction residential real estate < 60 months	638	—	—	638	134
Residential real estate first lien	189	—	—	189	62
Residential real estate all other	140	—	—	140	140
Agriculture	1,841	593	15	2,449	1,386
Commercial non-real estate	—	6,090	241	6,331	1,867
Consumer non-real estate	—	—	147	147	88
Oil and gas	—	—	—	—	—
Total collateral-dependent loans held for investment	$4,240	$6,683	$403	$11,326	$4,152

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

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Other real estate owned	$1,582	$565
Repossessed assets	455	395
Total	$2,037	$960

(4) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
March 31, 2024
Core deposit intangibles	$33,550	$(17,884)	$15,666
Customer relationship intangibles	3,350	(3,198)	152
Total	$36,900	$(21,082)	$15,818
December 31, 2023
Core deposit intangibles	$33,550	$(17,027)	$16,523
Customer relationship intangibles	3,350	(3,169)	181
Total	$36,900	$(20,196)	$16,704

The following is a summary of goodwill by business segment:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Three months ended March 31, 2024
Balance at beginning and end of period	$13,767	$61,420	$68,855	$32,133	$5,464	$624	$182,263

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

(5) SUBORDINATED DEBT

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

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Subordinated Notes”) to various institutional accredited investors. The sale of the Subordinated Notes was pursuant to a Subordinated Note Purchase Agreement entered into with each of the investors. The Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines. The net proceeds to the Company from the sale of the Subordinated Notes were approximately $59.15 million net of commissions and offering expenses. The Company used the proceeds from the sale of the Subordinated Notes for general corporate purposes. The Subordinated Notes will initially bear interest at a fixed rate of 3.50% per annum, from and including June 17, 2021 to but excluding June 30, 2031, payable semi-annually in arrears on June 30 and December 31 of each year, commencing December 31, 2021. Then, from and including June 30, 2031, to but excluding the maturity date, the Subordinated Notes will bear interest at a floating rate equal to the benchmark (initially, three-month term SOFR), reset quarterly, plus a spread of 229 basis points, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Subordinated Notes mature on June 30, 2036.

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

(6) STOCK-BASED COMPENSATION

On May 25, 2023, the shareholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan will continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At March 31, 2024 there were 462,925 shares available for future grants. The restricted stock units ("RSU's") vest beginning two years from the date of grant at the rate of 20% per year for five years. The RSUs are settled and distributed as of each vesting date. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Three Months Ended March 31, 2024
Nonvested at December 31, 2023	32,075	$87.23
Granted	6,500	88.49
Forfeited	(1,500)	83.61
Nonvested at March 31, 2024	37,075	87.59

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of March 31, 2024, there are 15,923 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 5,022 and 17,392 shares of common stock distributed from the Deferred Stock Compensation Plan during the three months ended March 31, 2024 and 2023, respectively.

A summary of the accumulated stock units under the Deferred Stock Compensation Plan is as follows:

	March 31, 2024	December 31, 2023
Accumulated stock units	116,816	119,575
Average price	$41.58	$40.03

The Company terminated the BancFirst Corporation Stock Option Plan (the “Employee Plan”) on June 1, 2023. The remaining options will continue to vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant.

The Company terminated the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) on June 1, 2023. The remaining options will continue to vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant.

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Three Months Ended March 31, 2024
Outstanding at December 31, 2023	1,241,391	$53.12
Options exercised	(28,638)	24.73
Options canceled, forfeited, or expired	(8,500)	94.68
Outstanding at March 31, 2024	1,204,253	53.50	9.56 Yrs.	$41,580
Exercisable at March 31, 2024	542,253	36.58	6.65 Yrs.	$27,898

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Total intrinsic value of options exercised	$1,831	$352
Cash received from options exercised	708	221
Tax benefit realized from options exercised	440	85

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the three months ended March 31, 2024 or March 31, 2023.

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income.

The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Stock-based compensation expense	$715	$382
Tax benefit	172	92
Stock-based compensation expense, net of tax	$543	$290

The Company will continue to amortize the unearned stock-based compensation expense over the remaining weighted average vesting period of approximately five years for unvested stock options and six years for unvested RSUs. The following table shows the unearned stock-based compensation expense for unvested stock options and unvested RSUs:

March 31, 2024
(Dollars in thousands)
Unearned stock-based compensation expense for unvested stock options	$9,454
Unearned stock-based compensation expense for unvested RSU's	3,010

(7) STOCKHOLDERS’ EQUITY

The Company has adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity. In addition, the SRP may be used to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP is determined by management and approved by the Company’s Executive Committee.

The following table is a summary of the shares under the SRP:

	Three Months Ended March 31,
	2024	2023
Shares remaining to be repurchased	479,784	500,486

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of March 31, 2024, BancFirst Corporation, BancFirst, Pegasus and Worthington each met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2024:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,506,155	17.19%	$701,043	8.00%	$920,119	10.50%	N/A	N/A
BancFirst	1,193,811	15.94%	599,307	8.00%	786,591	10.50%	$749,134	10.00%
Pegasus	143,914	17.11%	67,275	8.00%	88,299	10.50%	84,094	10.00%
Worthington	52,335	12.10%	34,612	8.00%	45,428	10.50%	43,265	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,323,577	15.10%	$394,337	4.50%	$613,413	7.00%	N/A	N/A
BancFirst	1,091,417	14.57%	337,110	4.50%	524,394	7.00%	$486,937	6.50%
Pegasus	133,391	15.86%	37,842	4.50%	58,866	7.00%	54,661	6.50%
Worthington	48,295	11.16%	19,469	4.50%	30,285	7.00%	28,122	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,349,577	15.40%	$525,782	6.00%	$744,858	8.50%	N/A	N/A
BancFirst	1,111,417	14.84%	449,480	6.00%	636,764	8.50%	$599,307	8.00%
Pegasus	133,391	15.86%	50,456	6.00%	71,480	8.50%	67,275	8.00%
Worthington	48,295	11.16%	25,959	6.00%	36,775	8.50%	34,612	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,349,577	10.99%	$491,387	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,111,417	10.62%	418,449	4.00%	N/A	N/A	$523,062	5.00%
Pegasus	133,391	10.64%	50,133	4.00%	N/A	N/A	62,666	5.00%
Worthington	48,295	8.49%	22,742	4.00%	N/A	N/A	28,427	5.00%

As of March 31, 2024, BancFirst, Pegasus and Worthington were classified by the Federal Reserve as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. The Company's Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines. BancFirst, Pegasus and Worthington have had no events or conditions that management believes would materially change their category under capital requirements existing as of the report dates.

(8) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)

(Numerator)
Income available to common stockholders	$50,334	$57,533
(Denominator)
Weighted average shares outstanding for basic earnings per common share	32,947,983	32,892,857
Dilutive effect of stock compensation	565,429	569,882
Weighted-average shares outstanding for diluted earnings per common share	33,513,412	33,462,739

Basic earnings per share	$1.53	$1.75
Diluted earnings per share	$1.50	$1.72

The following table shows the number of options and RSU's that were excluded from the computation of diluted net income per common share for each period because they were anti-dilutive for the period:

Shares
Three Months Ended March 31, 2024	270,417
Three Months Ended March 31, 2023	309,833

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

Debt Securities Available for Sale

Debt securities classified as available for sale are reported at fair value. U.S. Treasuries are valued using Level 1 inputs. Other debt securities available for sale including U.S. federal agencies, registered mortgage backed debt securities and state and political subdivisions are valued using prices from an independent pricing service utilizing Level 2 data. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and a bond’s terms and conditions, among other things. The Company also invests in private label mortgage backed debt securities for which observable information is not readily available. These debt securities are reported at fair value utilizing Level 3 inputs. For these debt securities, management determines the fair value based on replacement cost, the income approach or information provided by outside consultants or lead investors. Discount rates are primarily based on reference to interest rate spreads on comparable debt securities of similar duration and credit rating as determined by the nationally recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar debt securities.

The Company reviews the prices for Level 1 and Level 2 debt securities supplied by the independent pricing service for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio debt securities that are esoteric or that have complicated structures. The Company’s portfolio primarily consists of traditional investments including U.S. Treasury obligations, federal agency mortgage pass-through debt securities, general obligation municipal bonds and municipal revenue bonds. Pricing for such instruments is easily obtained. For in-state bond issues that have relatively low issue sizes and liquidity, the Company utilizes the same parameters for pricing mentioned in the preceding paragraph adjusted for the specific issue. Periodically, the Company will validate prices supplied by the independent pricing service by comparison to prices obtained from third party sources.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2024
Debt securities available for sale:
U.S. Treasury	$1,480,381	$—	$—	$1,480,381
U.S. federal agencies	—	10,844	—	10,844
Mortgage-backed securities	—	14,263	—	14,263
States and political subdivisions	—	9,790	180	9,970
Asset backed securities	—	11,252	—	11,252
Other debt securities	—	6,812	—	6,812
Derivative assets	—	27,445	—	27,445
Derivative liabilities	—	25,520	—	25,520

December 31, 2023
Debt securities available for sale:
U.S. Treasury	$1,498,045	$—	$—	$1,498,045
U.S. federal agencies	—	11,770	—	11,770
Mortgage-backed securities	—	14,795	—	14,795
States and political subdivisions	—	9,830	180	10,010
Asset backed securities	—	12,512	—	12,512
Other debt securities		6,773		6,773
Derivative assets	—	41,099	—	41,099
Derivative liabilities	—	39,176	—	39,176

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at the beginning of the year	$180	$454
Transfers to level 2	—	(244)
Settlements	—	(30)
Balance at the end of the period	$180	$180

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2024, the Company did not transfer any debt securities. During the year ended December 31, 2023, the Company transferred debt securities from Level 3 to Level 2 due to a review of the pricing models that determined some state and political subdivision securities to be Level 2.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended March 31, 2024
Equity securities	$13,176
Collateral dependent loans	230
Repossessed assets	238
Other real estate owned	2,709
As of and for the Year-to-date Period Ended December 31, 2023
Equity securities	$13,144
Collateral dependent loans	1,894
Repossessed assets	474
Other real estate owned	31,773

Estimated Fair Value of Financial Instruments

The Company is required under current authoritative accounting guidance to disclose the estimated fair value of their financial instruments that are not recorded at fair value. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$2,525,095	$2,525,095	$2,397,463	$2,397,463
Federal funds sold	1,209	1,209	$1,316	1,316
Debt securities held for investment	4	4	5	5
Loans held for sale	5,997	5,997	3,489	3,489
Level 3 inputs:
Debt securities held for investment	1,125	1,125	1,185	1,185
Loans, net of allowance for credit losses	7,684,593	8,436,154	7,559,845	7,356,768
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	10,909,621	10,421,046	10,700,122	10,413,348
Short-term borrowings	9,699	9,699	3,351	3,351
Subordinated debt	86,115	78,255	86,101	79,271
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,577		4,875
Letters of credit		599		637

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. In addition, the Company has no non-financial liabilities measured at fair value on a nonrecurring basis. Non-financial assets measured at fair value on a nonrecurring basis include intangible assets. The intangible assets are evaluated at least annually for impairment. The overall levels of non-financial assets measured at fair value on a nonrecurring basis were not considered to be significant to the Company at March 31, 2024 or December 31, 2023.

(10) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. At March 31, 2024, the Company had a margin asset included in other assets in the amount of $4.3 million. At December 31, 2023, the Company had a margin liability in other liabilities in the amount of $15.5 million.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		March 31, 2024		December 31, 2023
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	4,489	$5,892	3,896	$20,567
Derivative liabilities	Barrels	(4,489)	(4,822)	(3,896)	(19,512)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	40,106	21,553	46,140	20,532
Derivative liabilities	MMBTUs/Gallons	(40,106)	(20,698)	(46,140)	(19,664)

Total Fair Value	Included in
Derivative assets	Other assets		27,445		41,099
Derivative liabilities	Other liabilities		(25,520)		(39,176)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Derivative income	$103	$89

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

The following table is a summary of the Company's net credit exposure relating to oil and gas swaps and options with bank counterparties:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Credit exposure	$14,775	$39,527

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

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2024
Net interest income	$28,193	$60,011	$10,867	$4,389	$1,019	$1,625	$—	$106,104
Noninterest income	5,169	15,918	320	221	15,163	58,428	(50,319)	44,900
Income before taxes	22,331	38,792	3,145	669	6,335	43,071	(50,133)	64,210

Three Months Ended March 31, 2023
Net interest income	$30,739	$57,685	$15,151	$4,624	$942	$15	$—	$109,156
Noninterest income	6,087	19,532	214	279	14,172	66,143	(58,599)	47,828
Income before taxes	23,310	43,599	9,644	1,630	6,164	48,417	(58,419)	74,345

Total Assets:
March 31, 2024	$3,283,434	$7,452,457	$1,322,543	$618,111	$111,953	$1,404,833	$(1,590,906)	$12,602,425
December 31, 2023	3,598,888	7,012,905	1,280,618	600,364	121,601	1,307,714	(1,550,048)	12,372,042

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2024 and December 31, 2023 and results of operations for the three months ended March 31, 2024 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2023, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2023 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•
The impact of the Durbin Amendment of the Dodd-Frank Act ("Durbin Amendment") on noninterest income beginning July 1, 2023.
•
Potential impacts of the adverse developments in the banking industry driven by high-profile bank failures, including impacts on customer confidence, demand deposit outflows and the regulatory response thereto.
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
•
Changes in interest rates.
•
The increased time, effort and non-interest expense related to ongoing and increased regulations from the Federal Reserve, the Consumer Financial Protection Bureau and the Securities and Exchange Commission, including requirements related to environmental, social and governance issues and climate disclosures.
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
Cyber threats.

•
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.
•
The Company’s success at managing the risks involved in the foregoing items.

Actual results may differ materially from forward-looking statements.

SUMMARY

The Company’s net income for the first quarter of 2024 was $50.3 million, compared to $57.5 million for the first quarter of 2023. Diluted net income per common share was $1.50 and $1.72 for the first quarter of 2024 and 2023, respectively. The Company’s net interest income for the first quarter of 2024 decreased to $106.1 million from $109.2 million for the first quarter of 2023. Net interest income was negatively impacted by a change in the mix of interest-bearing and non-interest bearing deposits, partially offset by higher loan volume. Net interest margin for the first quarter of 2024 was 3.70% compared to 3.89% for the first quarter of 2023. For the first quarter of 2024, the Company recorded a provision for credit losses of $4.0 million compared to $2.3 million for the first quarter of 2023.

Noninterest income for the first quarter of 2024 totaled $44.9 million compared to $47.8 million for the first quarter of 2023. The decrease in noninterest income was primarily due to an approximate $5.3 million reduction of interchange fees related to the impact of the Durbin Amendment. Trust revenue, sweep fees and insurance commissions all increased when compared to last year.

Noninterest expense for the first quarter of 2024 increased to $82.8 million compared to $80.3 million for the first quarter of 2023. The increase in noninterest expense was primarily related to growth in salaries and employee benefits of $2.3 million.

The Company’s effective tax rate was 21.6% for the first quarter of 2024 compared to 22.6% for the first quarter of 2023.

At March 31, 2024, the Company’s total assets were $12.6 billion, an increase of $230.4 million from December 31, 2023. Loans grew $127.7 million, totaling $7.8 billion at March 31, 2024. Deposits totaled $10.9 billion, an increase of $209.5 million from December 31, 2023. Off-balance-sheet sweep accounts totaled $4.6 billion at March 31, 2024, up $224.2 million from December 31, 2023. The Company’s total stockholders’ equity at March 31, 2024 was $1.5 billion, an increase of $35.4 million over December 31, 2023.

Asset quality remained strong as the Company’s nonaccrual loans totaled $42.0 million, representing 0.54% of total loans at March 31, 2024 compared to 0.32% at year-end 2023. The allowance for credit losses to total loans was 1.25% at March 31, 2024 virtually unchanged from year-end. Net charge-offs were $3.5 million for the first quarter of 2024 compared to $290,000 for the first quarter of 2023.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note (1) of the Notes to the Consolidated Financial Statements for disclosures regarding recently issued accounting pronouncements since December 31, 2023, the date of its most recent annual report to stockholders.

SEGMENT INFORMATION

See Note (11) of the Notes to the Consolidated Financial Statements for disclosures regarding business segments.

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following table presents certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $5.4 million for the three months ended March 31, 2024 compared to $5.6 million for the three months ended March 31, 2023.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended March 31,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$7,730,753	$132,249	6.86%	$7,005,731	$104,481	6.05%
Securities – taxable	1,557,806	9,181	2.36	1,572,278	8,991	2.32
Securities – tax exempt	2,642	25	3.76	3,481	9	1.07
Federal funds sold and interest-bearing deposits with banks	2,212,788	30,316	5.50	2,799,540	32,052	4.64
Total earning assets	11,503,989	171,771	5.99	11,381,030	145,533	5.19
Nonearning assets:
Cash and due from banks	202,300			218,164
Interest receivable and other assets	804,575			795,316
Allowance for credit losses	(97,061)			(93,316)
Total nonearning assets	909,814			920,164
Total assets	$12,413,803			$12,301,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$4,814,772	$44,217	3.68%	$4,216,293	$26,866	2.58%
Savings deposits	1,056,727	9,003	3.42	1,135,035	5,257	1.88
Time deposits	1,027,039	11,193	4.37	705,787	3,054	1.76
Short-term borrowings	8,018	96	4.79	6,844	83	4.94
Subordinated debt	86,106	1,030	4.80	86,049	1,030	4.86
Total interest-bearing liabilities	6,992,662	65,539	3.76	6,150,008	36,290	2.39
Interest-free funds:
Noninterest-bearing deposits	3,843,371			4,797,014
Interest payable and other liabilities	131,898			79,735
Stockholders’ equity	1,445,872			1,274,437
Total interest free funds	5,421,141			6,151,186
Total liabilities and stockholders’ equity	$12,413,803			$12,301,194
Net interest income		$106,232			$109,243
Net interest spread			2.23%			2.80%
Effect of interest free funds			1.47%			1.09%
Net interest margin			3.70%			3.89%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Income Statement Data
Net interest income	$106,104	$109,156
Provision for credit losses	4,015	2,322
Securities transactions	(267)	(213)
Total noninterest income	44,900	47,828
Salaries and employee benefits	51,528	49,252
Total noninterest expense	82,779	80,317
Net income	50,334	57,533
Per Common Share Data
Net income – basic	$1.53	$1.75
Net income – diluted	1.50	1.72
Cash dividends	0.43	0.40
Performance Data
Return on average assets	1.63%	1.90%
Return on average stockholders’ equity	13.96	18.31
Cash dividend payout ratio	28.10	22.86
Net interest spread	2.23	2.80
Net interest margin	3.70	3.89
Efficiency ratio	54.82	51.16
Net charge-offs to average loans	0.05	0.00

Net Interest Income

For the three months ended March 31, 2024, net interest income, which is the Company’s principal source of operating revenue, decreased $3.1 million or 2.8% compared to the three months ended March 31, 2023. Net interest income was negatively impacted by a change in the mix of interest-bearing and non-interest bearing deposits, partially offset by higher loan volume. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin for the first quarter of 2024 decreased compared to the first quarter of 2023.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change during the three months ended March 31, 2024
	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$27,768	$12,224	$15,544
Securities—taxable	190	(26)	216
Securities—tax exempt	16	(2)	18
Federal funds sold and interest-bearing deposits with banks	(1,736)	(6,453)	4,717
Total interest income	26,238	5,743	20,495
Interest Expense:
Money market and interest-bearing checking deposits	17,351	5,430	11,921
Savings deposits	3,746	(308)	4,054
Time deposits	8,139	1,514	6,625
Short-term borrowings	13	(15)	28
Subordinated debt	—	12	(12)
Total interest expense	29,249	6,633	22,616
Net interest income	$(3,011)	$(890)	$(2,121)
(1) The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Provision for Credit Losses

The provision for credit losses is presented in the preceding table. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change which could affect the amount of future provisions for credit losses. Net loan charge-offs were $3.5 million for the first quarter of 2024 compared to net loan charge-offs of $290,000 for the first quarter of 2023. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a low level.

Noninterest Income

Noninterest income, as presented in the preceding table, decreased by $2.9 million for the first quarter of 2024 compared to the first quarter of 2023. The decrease in noninterest income was primarily due to an approximate $5.3 million reduction of interchange fees related to the impact of the Durbin Amendment. Trust revenue, sweep fees and insurance commissions all increased when compared to last year.

Noninterest income included non-sufficient funds ("NSF") and overdraft fees totaling $7.1 million and $6.4 million for the three months ended March 31, 2024 and 2023, respectively. This represents 15.9% and 13.5% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $6.5 million and $12.0 million during the three months ended March 31, 2024 and 2023, respectively. This represents 14.6% and 25.2% of the Company’s noninterest income for the respective periods.

The Company is subject to political pressures that could limit our ability to charge for NSF and overdraft fees. Over the last few years the Company lowered the rates charged on NSF and overdraft fees. Also, the Company became subject to the reduced interchange fees under the Durbin Amendment effective July 1, 2023. Consequently, the Company's interchange fee revenue was reduced by approximately $11.2 million in the last half of 2023. The Company expects to experience a reduction of approximately $10.5 million in the first half of 2024.

Noninterest Expense

Noninterest expense, as presented in the preceding table, increased by $2.5 million for first quarter of 2024 compared to the first quarter of 2023. The increase in noninterest expenses was primarily related to growth in salaries and employee benefits of $2.3 million.

Income Taxes

The Company’s effective tax rate was 21.6% for the first quarter of 2024, compared to 22.6% for the first quarter of 2023. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Balance Sheet Data
Total assets	$12,602,425	$12,372,042
Total loans (net of unearned interest)	7,787,857	7,660,134
Allowance for credit losses	97,267	96,800
Debt securities	1,534,651	1,555,095
Deposits	10,909,621	10,700,122
Stockholders' equity	1,469,312	1,433,891
Book value per share	44.57	43.54
Tangible book value per share (non-GAAP)(1)	38.56	37.50
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,469,312	$1,433,891
Less goodwill	182,263	182,263
Less intangible assets, net	15,818	16,704
Tangible stockholders' equity (non-GAAP)	$1,271,231	$1,234,924
Common shares outstanding	32,966,678	32,933,018
Tangible book value per share (non-GAAP)	$38.56	$37.50
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	71.97%	68.87%
Average earning assets to total assets (year-to-date)	92.67	92.39
Average stockholders’ equity to average assets (year-to-date)	11.65	11.03
Asset Quality Data
Loans past due 90 days and still accruing	$6,332	$9,542
Nonaccrual loans (3)	41,996	24,573
Other real estate owned and repossessed assets	35,116	34,200
Asset Quality Ratios:
Nonaccrual loans to total loans	0.54%	0.32%
Allowance for credit losses to total loans	1.25	1.26
Allowance for credit losses to nonaccrual loans	231.61	393.92
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

(3) Government agencies guaranteed approximately $6.6 million of nonaccrual loans at March 31, 2024.

Cash and Due from Banks, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks increased by $127.5 million or 5.3%, to $2.5 billion from December 31, 2023 to March 31, 2024. The increase was related to an increase of interest-bearing deposits.

Securities

At March 31, 2024, total debt securities decreased $20.4 million, or 1.3% compared to December 31, 2023. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $68.5 million at March 31, 2024, compared to a net unrealized loss of $65.5 million at December 31, 2023. These unrealized losses of $52.3 million at March 31, 2024 and $50.0 million at December 31, 2023 are included in the Company’s stockholders’ equity as accumulated other comprehensive loss, net of income tax. The Company did not purchase or sell any debt securities during the quarter ended March 31, 2024.

See Note (2) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s securities.

Loans

At March 31, 2024, total loans increased $127.7 million or 1.7% compared to December 31, 2023 as a result of internal loan growth. The internal loan growth was primarily from the Company's Oklahoma subsidiary BancFirst, with loans essentially flat for the Company's Texas subsidiaries, Pegasus and Worthington.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s loan portfolio segments.

Allowance for Credit Losses

The allowance for credit losses to total loans was 1.25% at March 31, 2024 compared to 1.26% at December 31, 2023. The overall credit quality of the Company's loan portfolio has remained strong. If unforeseen adverse changes occur in the national or local economy, or in the credit markets, it would be reasonable to expect that the allowance for credit losses would increase in future periods.

Nonaccrual Loans

Nonaccrual loans totaled $42.0 million at March 31, 2024 compared to $24.6 million at December 31, 2023. The level of the Company's nonaccrual loans remains low. The Company’s nonaccrual loans are primarily construction and development real estate loans and commercial non-real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $696,000 for the three months ended March 31, 2024 and $358,000 for the three months ended March 31, 2023. Only a small amount of this interest is expected to be ultimately collected. Approximately $6.6 million of nonaccrual loans were guaranteed by government agencies at March 31, 2024.

The classification of a loan as nonaccrual does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the risk of loss is heightened. The above normal risk associated with nonaccrual loans has been considered in the determination of the allowance for credit losses. The level of nonaccrual loans and credit losses could rise over time as a result of adverse economic conditions. The allowance for credit losses as a percentage of nonaccrual loans is shown in the table above.

Modified Loans

As of January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2022-02, which eliminated the Troubled Debt Restructurings (“TDR”) recognition and measurement guidance and, instead, requires that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan when a borrower is experiencing financial difficulty. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of loans modified during the period ended March 31, 2024 was approximately $1.1 million compared to $5.3 million during the year ended December 31, 2023.

Other Real Estate Owned and Repossessed Assets

Other real estate owned (OREO) and repossessed assets totaled $35.1 million at March 31, 2024 compared to $34.2 million at December 31, 2023. OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals of the properties, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense.

OREO included a larger commercial real estate property recorded at $30.4 million at March 31, 2024 and $29.4 million at December 31, 2023. During the quarter ended March 31, 2024, the Company made $996,000 of tenant improvements to this property, which contributed to the increase of total OREO. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Rental income	$2,941	$2,690
Operating expense	2,250	2,381
The Company's total rental income and operating expenses from OREO are presented in the following table:

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Rental income	$3,002	$2,820
Operating expense	2,329	2,557

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $198.1 million and $199.0 million at March 31, 2024 and December 31, 2023, respectively.

Other assets includes the cash surrender value of key-man life insurance policies totaling $84.4 million at both March 31, 2024 and December 31, 2023.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $27.4 million at March 31, 2024 and $41.1 million at December 31, 2023. They require a daily margin to be posted, which fluctuates with oil and gas prices and customer activity. At March 31, 2024, the Company had a margin asset included in other assets in the amount of $4.3 million. At December 31, 2023, the Company had a margin liability included in other liabilities in the amount of $15.5 million. See Note (10) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the Company’s consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $13.2 million at March 31, 2024 and $13.1 million at December 31, 2023. The Company reviews its portfolio of equity securities for impairment at least quarterly.

Low-Income Housing and New Market Tax Credit Investments

During 2024, there have not been any material changes in the Company’s low-income housing tax credit ("LIHTC") investments and New Markets Tax Credits ("NMTC") investments, which are included in other assets on the Company’s consolidated balance sheet.

See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. The Company is highly liquid with 20% of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Deposits

At March 31, 2024, deposits totaled $10.9 billion, an increase of $209.5 million from December 31, 2023. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 97.1% at March 31, 2024 and 97.4% at December 31, 2023. Noninterest-bearing deposits to total deposits were 35.3% at March 31, 2024 compared to 37.2% at December 31, 2023. Quantitative tightening by the Federal Reserve and competition for deposits has increased and available yields have similarly increased, causing non-interest bearing deposits to move to interest-bearing deposits and off-balance-sheet sweep account products.

Off-balance-sheet sweep accounts totaled $4.6 billion at March 31, 2024 compared to $4.3 billion at December 31, 2023. The movement of customers' funds into the Company's off-balance-sheet sweep accounts affected the balances of both cash and deposits.

Subordinated Debt

See Note (5) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Short-Term Borrowings and Lines of Credit

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $9.7 million at March 31, 2024 compared to $3.4 million at December 31, 2023.

The Company has several lines of credit available. At March 31, 2024, BancFirst had $835.0 million available on its line of credit from the FHLB of Topeka, Kansas and a $25.0 million line of credit with another financial institution that is an overnight federal funds facility. At March 31, 2024, BancFirst had no advances outstanding under either line of credit. Worthington has $10.5 million in lines of credit with other financial institutions that serve as overnight federal funds facilities, a Federal Reserve discount window capacity of $29.0 million and an $81.9 million line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term rate loans. Worthington has no advances outstanding at March 31, 2024 under any of these lines of credit.

Capital Resources

Stockholders’ equity totaled $1.5 billion at March 31, 2024, an increase of $35.4 million from December 31, 2023. In addition to net income of $50.3 million, other changes in stockholders’ equity during the three months ended March 31, 2024 included $851,000 related to common stock issuances for stock option exercises and $662,000 related to stock-based compensation that were partially offset by a $2.3 million decrease in accumulated other comprehensive income and $14.2 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at March 31, 2024 were well in excess of the regulatory requirements.

See Note (7) of the Notes to Consolidated Financial Statements for a discussion of capital ratios and requirements.

Liquidity Risk and Off-Balance-Sheet Arrangements

There have not been any material changes in the Company’s liquidity risk and off-balance-sheet arrangements included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Company’s disclosures regarding market risk since December 31, 2023, the date of its most recent annual report to stockholders.

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

Item 1A. Risk Factors.

As of March 31, 2024, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit
3.1	Amended and Restated By-Laws of BancFirst Corporation (filed as Exhibit 3.1 to the Company's Quarterly Report on form 10Q for the Quarter Ended March 31, 2023 and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of BancFirst Corporation dated August 5, 2021. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32**	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

*	Filed herewith.
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

BANCFIRST CORPORATION
(Registrant)

Date: May 7, 2024	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)