Form 10-Q
period 2024-06-30
BANCFIRST CORP /OK/
filed 2024-08-06
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024 there were 33,022,124 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

June 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2024	2023
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$194,273	$225,462
Interest-bearing deposits with banks	2,299,019	2,172,001
Federal funds sold	1,102	1,316
Debt securities held for investment (fair value: $838 and $1,190, respectively)	838	1,190
Debt securities available for sale at fair value	1,440,527	1,553,905
Loans held for sale	7,408	3,489
Loans held for investment (net of unearned interest)	8,047,448	7,656,645
Allowance for credit losses	(99,626)	(96,800)
Loans, net of allowance for credit losses	7,947,822	7,559,845
Premises and equipment, net	285,131	278,594
Other real estate owned	37,823	33,718
Intangible assets, net	14,931	16,704
Goodwill	182,263	182,263
Accrued interest receivable and other assets	326,181	343,555
Total assets	$12,737,318	$12,372,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,815,818	$3,982,226
Interest-bearing	7,199,784	6,717,896
Total deposits	11,015,602	10,700,122
Short-term borrowings	4,264	3,351
Accrued interest payable and other liabilities	118,831	148,577
Subordinated debt	86,129	86,101
Total liabilities	11,224,826	10,938,151

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 33,022,124 and 32,933,018, respectively	33,022	32,933
Capital surplus	178,806	174,695
Retained earnings	1,348,905	1,276,305
Accumulated other comprehensive loss, net of tax benefit of $14,938 and $15,473, respectively	(48,241)	(50,042)
Total stockholders' equity	1,512,492	1,433,891
Total liabilities and stockholders' equity	$12,737,318	$12,372,042

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans, including fees	$137,710	$114,612	$269,836	$219,008
Securities:
Taxable	8,932	9,408	18,113	18,399
Tax-exempt	18	23	38	30
Federal funds sold	5	81	24	113
Interest-bearing deposits with banks	31,800	26,694	62,097	58,714
Total interest income	178,465	150,818	350,108	296,264
INTEREST EXPENSE
Deposits	67,479	43,732	131,892	78,909
Short-term borrowings	59	129	155	212
Subordinated debt	1,031	1,031	2,061	2,061
Total interest expense	68,569	44,892	134,108	81,182
Net interest income	109,896	105,926	216,000	215,082
Provision for credit losses	3,358	2,824	7,373	5,146
Net interest income after provision for credit losses	106,538	103,102	208,627	209,936
NONINTEREST INCOME
Trust revenue	5,490	4,590	10,578	8,812
Service charges on deposits	17,280	22,268	33,708	43,499
Securities transactions	317	110	50	(103)
Sales of loans	733	757	1,224	1,361
Insurance commissions	6,668	6,225	16,123	14,966
Cash management	9,149	7,927	17,800	14,661
Gain/(loss) on sale of other assets	55	315	(4)	794
Other	4,252	5,782	9,365	11,812
Total noninterest income	43,944	47,974	88,844	95,802
NONINTEREST EXPENSE
Salaries and employee benefits	51,928	49,803	103,456	99,055
Occupancy, net	5,233	5,118	10,439	10,101
Depreciation	4,504	4,769	9,060	9,412
Amortization of intangible assets	887	880	1,773	1,760
Data processing services	2,696	2,217	5,312	4,324
Net expense from other real estate owned	1,656	2,889	3,858	5,348
Marketing and business promotion	2,246	1,900	4,502	4,427
Deposit insurance	1,614	1,463	3,052	3,076
Other	14,552	12,071	26,643	23,924
Total noninterest expense	85,316	81,110	168,095	161,427
Income before taxes	65,166	69,966	129,376	144,311
Income tax expense	14,525	14,956	28,401	31,768
Net income	$50,641	$55,010	$100,975	$112,543
NET INCOME PER COMMON SHARE
Basic	$1.53	$1.67	$3.06	$3.42
Diluted	$1.51	$1.64	$3.01	$3.36
OTHER COMPREHENSIVE GAIN/(LOSS)
Unrealized income/(loss) on debt securities, net of tax (expense)/benefit of $(1,263), $4,350, $(535) and $(154), respectively	4,105	(14,091)	1,801	558
Other comprehensive income/(loss), net of tax (expense)/benefit of $(1,263), $4,350, $(535) and $(154), respectively	4,105	(14,091)	1,801	558
Comprehensive income	$54,746	$40,919	$102,776	$113,101

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
COMMON STOCK
Issued at beginning of period	$32,967	$32,900	$32,933	$32,876
Shares issued for stock options	55	39	89	63
Issued at end of period	$33,022	$32,939	$33,022	$32,939
CAPITAL SURPLUS
Balance at beginning of period	$176,227	$170,231	$174,695	$169,231
Common stock issued for stock options	1,659	1,296	2,476	1,914
Stock-based compensation arrangements	920	831	1,635	1,213
Balance at end of period	$178,806	$172,358	$178,806	$172,358
RETAINED EARNINGS
Balance at beginning of period	$1,312,464	$1,164,665	$1,276,305	$1,120,292
Net income	50,641	55,010	100,975	112,543
Dividends on common stock ($0.43, $0.40, $0.86 and $0.80 per share, respectively)	(14,200)	(13,176)	(28,375)	(26,336)
Balance at end of period	$1,348,905	$1,206,499	$1,348,905	$1,206,499
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(52,346)	$(56,914)	$(50,042)	$(71,563)
Net change	4,105	(14,091)	1,801	558
Balance at end of period	$(48,241)	$(71,005)	$(48,241)	$(71,005)
Total stockholders’ equity	$1,512,492	$1,340,791	$1,512,492	$1,340,791

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100,975	$112,543
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	7,373	5,146
Depreciation and amortization	10,833	11,172
Net amortization of securities premiums and discounts	(627)	(577)
Realized securities (gains)/losses	(50)	103
Gain on sales of loans	(1,224)	(1,361)
Cash receipts from the sale of loans originated for sale	110,096	77,758
Cash disbursements for loans originated for sale	(72,791)	(78,948)
Deferred income tax benefit	(1,764)	(1,489)
Gain on sale of other assets	(1,319)	(1,061)
Increase in interest receivable	(3,074)	(3,387)
Increase in interest payable	5,314	3,005
Amortization of stock-based compensation arrangements	1,635	1,213
Excess tax benefit from stock-based compensation arrangements	(750)	(734)
Other, net	11,848	5,797
Net cash provided by operating activities	166,475	129,180
INVESTING ACTIVITIES
Net decrease/(increase) in federal funds sold	214	(1,631)
Purchases of available for sale debt securities	(270)	(94,112)
Proceeds from maturities, calls and paydowns of held for investment debt securities	352	1,349
Proceeds from maturities, calls and paydowns of available for sale debt securities	116,611	64,036
Purchase of equity securities	(404)	(294)
Proceeds from paydowns and sales of equity securities	206	531
Net change in loans	(445,920)	(357,140)
Net (payments)/receipts on derivative asset contracts	(22,293)	11,628
Purchases of premises, equipment and computer software	(16,273)	(13,016)
Purchase of tax credits	(2,469)	(3,813)
Other, net	8,978	23,302
Net cash used in investing activities	(361,268)	(369,160)
FINANCING ACTIVITIES
Net change in deposits	315,480	(499,048)
Net change in short-term borrowings	913	3,593
Issuance of common stock in connection with stock options, net	2,565	1,977
Cash dividends paid	(28,336)	(26,310)
Net cash provided by (used in) financing activities	290,622	(519,788)
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	95,829	(759,768)
Cash, due from banks and interest-bearing deposits at the beginning of the period	2,397,463	3,168,910
Cash, due from banks and interest-bearing deposits at the end of the period	$2,493,292	$2,409,142
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$128,794	$78,176
Cash paid during the period for income taxes	$22,349	$31,180
Noncash investing and financing activities:
Unpaid common stock dividends declared	$14,200	$13,176

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

(2) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024	(Dollars in thousands)
Mortgage backed securities (1)	$3	$—	$—	$3
States and political subdivisions	335	—	—	335
Other securities	500	—	—	500
Total	$838	$—	$—	$838
December 31, 2023
Mortgage backed securities (1)	$5	$—	$—	$5
States and political subdivisions	685	—	—	685
Other securities	500	—	—	500
Total	$1,190	$—	$—	$1,190

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024	(Dollars in thousands)
U.S. treasuries	$1,450,915	$—	$(60,133)	$1,390,782
U.S. federal agencies	9,565	121	(3)	9,683
Mortgage backed securities (1)	15,647	7	(1,746)	13,908
States and political subdivisions	10,078	8	(135)	9,951
Asset backed securities	9,338	43	—	9,381
Other securities	8,163	—	(1,341)	6,822
Total	$1,503,706	$179	$(63,358)	$1,440,527
December 31, 2023
U.S. treasuries	$1,560,265	$415	$(62,635)	$1,498,045
U.S. federal agencies	11,631	142	(3)	11,770
Mortgage backed securities (1)	16,459	13	(1,677)	14,795
States and political subdivisions	10,108	16	(114)	10,010
Asset backed securities	12,794	—	(282)	12,512
Other securities	8,163	—	(1,390)	6,773
Total	$1,619,420	$586	$(66,101)	$1,553,905

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

	June 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$275	$275	$350	$350
After one year but within five years	563	563	840	840
After five years but within ten years	—	—	—	—
After ten years	—	—	—	—
Total	$838	$838	$1,190	$1,190
Available for Sale
Contractual maturity of debt securities:
Within one year	$364,890	$358,962	$348,318	$341,645
After one year but within five years	1,097,339	1,043,120	1,223,529	1,167,973
After five years but within ten years	11,071	9,657	10,331	8,851
After ten years	30,406	28,788	37,242	35,436
Total debt securities	$1,503,706	$1,440,527	$1,619,420	$1,553,905

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Book value of pledged securities	$910,357	$591,324

There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the six months ended June 30, 2024 or June 30, 2023.

Realized gains/losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at June 30, 2024 and December 31, 2023 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
June 30, 2024
Available for Sale
U.S. treasuries	62	$90,084	$926	$1,300,697	$59,207	$1,390,781	$60,133
U.S. federal agencies	2	205	2	688	1	893	3
Mortgage backed securities	69	1,188	9	12,455	1,737	13,643	1,746
States and political subdivisions	8	867	3	1,871	132	2,738	135
Other securities	3	—	—	6,822	1,341	6,822	1,341
Total	144	$92,344	$940	$1,322,533	$62,418	$1,414,877	$63,358
December 31, 2023
Available for Sale
U.S. treasuries	68	$4,838	$90	$1,401,669	$62,545	$1,406,507	$62,635
U.S. federal agencies	3	1,100	3	—	—	1,100	3
Mortgage backed securities	74	80	—	13,261	1,677	13,341	1,677
States and political subdivisions	6	306	4	1,847	110	2,153	114
Asset backed securities	1	—	—	12,512	282	12,512	282
Other securities	3	—	—	6,773	1,390	6,773	1,390
Total	155	$6,324	$97	$1,436,062	$66,004	$1,442,386	$66,101

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of June 30, 2024 and December 31, 2023, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(3) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	954,942	960,944
Commercial real estate non-owner occupied	1,604,132	1,486,420
Construction and development < 60 months	680,807	642,643
Construction residential real estate < 60 months	288,900	283,486
Residential real estate first lien	1,335,124	1,258,744
Residential real estate all other	260,036	244,696
Agriculture	432,360	427,139
Commercial non-real estate	1,436,349	1,289,452
Consumer non-real estate	469,084	476,467
Oil and gas	585,714	586,654
Total (1)	$8,047,448	$7,656,645
(1) Excludes accrued interest receivable of $42.8 million at June 30, 2024 and $39.4 million at December 31, 2023, that is recorded in accrued interest receivable and other assets.

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

Other Real Estate Owned and Repossessed Assets and Loan Modifications

The following is a summary of other real estate owned and repossessed assets:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Other real estate owned and repossessed assets	$38,497	$34,200

As of both June 30, 2024 and December 31, 2023, other real estate owned included a commercial real estate property recorded at approximately $30.7 million and $29.4 million, respectively. The increase in OREO and this commercial real estate property was due to tenant improvements during the six months ended June 30, 2024. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Rental income	$3,085	$2,778	$6,026	$5,468
Operating expense	2,673	2,967	4,923	5,348

During the six months ended June 30, 2024, the Company sold property held in other real estate owned for a total gain of $1.3 million, compared to a total gain of $266,000 in the six months ended June 30, 2023.

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of loans modified during the six months ended June 30, 2024 was approximately $5.9 million compared to $5.3 million during the year ended December 31, 2023.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either the six months ended June 30, 2024 or 2023. In addition, all loans identified as nonaccrual loans have related allowances for credit losses at June 30, 2024 and December 31, 2023, respectively. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.8 million for the six months ended June 30, 2024 and approximately $718,000 for the six months ended June 30, 2023.

Nonaccrual loans guaranteed by government agencies totaled approximately $8.5 million at June 30, 2024 and approximately $6.7 million at December 31, 2023.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$5,543	$1,686
Commercial real estate non-owner occupied	3,280	874
Construction and development < 60 months	20,142	800
Construction residential real estate < 60 months	745	638
Residential real estate first lien	3,425	3,336
Residential real estate all other	628	899
Agriculture	2,092	3,662
Commercial non-real estate	5,605	10,101
Consumer non-real estate	685	449
Oil and gas	1,876	2,128
Total	$44,021	$24,573

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of June 30, 2024
Real estate:
Commercial real estate owner occupied	$3,020	$38	$5,379	$8,437	$946,505	$954,942	$532
Commercial real estate non-owner occupied	—	141	1,544	1,685	1,602,447	1,604,132	803
Construction and development < 60 months	405	1,738	831	2,974	677,833	680,807	31
Construction residential real estate < 60 months	229	117	407	753	288,147	288,900	—
Residential real estate first lien	4,929	2,144	2,213	9,286	1,325,838	1,335,124	961
Residential real estate all other	866	152	835	1,853	258,183	260,036	250
Agriculture	1,805	937	1,447	4,189	428,171	432,360	916
Commercial non-real estate	1,857	831	5,256	7,944	1,428,405	1,436,349	587
Consumer non-real estate	3,166	555	495	4,216	464,868	469,084	200
Oil and gas	588	416	—	1,004	584,710	585,714	—
Total	$16,865	$7,069	$18,407	$42,341	$8,005,107	$8,047,448	$4,280

As of December 31, 2023
Real estate:
Commercial real estate owner occupied	$1,386	$26	$5,598	$7,010	$953,934	$960,944	$4,377
Commercial real estate non-owner occupied	2,224	7,371	1,786	11,381	1,475,039	1,486,420	913
Construction and development < 60 months	198	158	800	1,156	641,487	642,643	—
Construction residential real estate < 60 months	1,542	206	405	2,153	281,333	283,486	332
Residential real estate first lien	3,879	1,204	1,849	6,932	1,251,812	1,258,744	731
Residential real estate all other	757	190	613	1,560	243,136	244,696	549
Agriculture	1,694	724	1,227	3,645	423,494	427,139	579
Commercial non-real estate	1,501	436	10,028	11,965	1,277,487	1,289,452	1,714
Consumer non-real estate	3,248	1,090	594	4,932	471,535	476,467	347
Oil and gas	—	—	92	92	586,562	586,654	—
Total	$16,429	$11,405	$22,992	$50,826	$7,605,819	$7,656,645	$9,542

Credit Quality Indicators

The Company considers credit quality indicators to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical credit loss experience and economic conditions. These indicators are reviewed and updated regularly throughout the year. An internal risk grading system is used to indicate the credit risk of loans. The loan grades used by the Company are for internal risk identification purposes and do not directly correlate to regulatory categories or any financial reporting definitions. The general characteristics of the risk grades and the table summarizing the Company’s gross loans held for investment by year of origination and internally assigned credit grades as of December 31, 2023, are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
As of June 30, 2024
Commercial real estate owner occupied
Grade 1	$39,257	$104,695	$151,859	$111,308	$78,999	$186,219	$25,667	$698,004
Grade 2	23,094	34,818	49,139	44,044	21,710	34,604	24,187	231,596
Grade 3	128	7,339	3,574	4,489	939	4,121	2,100	22,690
Grade 4	—	372	21	170	352	1,615	122	2,652
Total commercial real estate owner occupied	62,479	147,224	204,593	160,011	102,000	226,559	52,076	954,942
Commercial real estate non-owner occupied
Grade 1	$64,168	$258,439	$283,026	$187,391	$120,052	$126,177	$41,093	$1,080,346
Grade 2	61,660	104,871	126,693	89,290	38,105	71,591	3,122	495,332
Grade 3	8,934	141	13,635	1,690	—	245	—	24,645
Grade 4	185	2,043	643	316	98	524	—	3,809
Total commercial real estate non-owner occupied	134,947	365,494	423,997	278,687	158,255	198,537	44,215	1,604,132
Construction and development < 60 months
Grade 1	$49,830	$76,166	$146,196	$33,350	$9,848	$7,591	$51,139	$374,120
Grade 2	64,768	118,553	62,487	8,296	1,590	14,969	10,703	281,366
Grade 3	2,641	1,829	—	354	71	68	19,287	24,250
Grade 4	—	—	831	100	140	—	—	1,071
Total construction and development < 60 months	117,239	196,548	209,514	42,100	11,649	22,628	81,129	680,807
Construction residential real estate < 60 months
Grade 1	$78,419	$48,981	$15,922	$8,162	$98	$546	$30,001	$182,129
Grade 2	54,233	33,153	2,447	15	12	—	11,630	101,490
Grade 3	3,503	408	—	—	—	—	396	4,307
Grade 4	568	200	206	—	—	—	—	974
Total construction residential real estate < 60 months	136,723	82,742	18,575	8,177	110	546	42,027	288,900
Residential real estate first lien
Grade 1	$134,305	$211,033	$205,048	$162,128	$130,865	$192,862	$5,031	$1,041,272
Grade 2	43,810	65,488	50,368	37,025	25,620	48,645	519	271,475
Grade 3	1,453	2,576	3,098	2,835	1,821	5,562	—	17,345
Grade 4	907	646	312	795	539	1,756	—	4,955
Grade 5	—	77	—	—	—	—	—	77
Total residential real estate first lien	180,475	279,820	258,826	202,783	158,845	248,825	5,550	1,335,124
Residential real estate all other
Grade 1	$18,801	$34,325	$21,028	$6,512	$7,196	$12,957	$54,939	$155,758
Grade 2	3,804	5,198	4,467	1,341	1,462	3,918	79,266	99,456
Grade 3	756	344	106	176	295	437	1,507	3,621
Grade 4	—	174	67	—	—	26	934	1,201
Total residential real estate all other	23,361	40,041	25,668	8,029	8,953	17,338	136,646	260,036
Agriculture
Grade 1	$26,725	$36,340	$44,928	$31,695	$22,757	$46,282	$46,588	$255,315
Grade 2	23,833	21,355	20,788	16,052	9,606	19,830	39,081	150,545
Grade 3	5,833	8,951	1,119	1,076	2,589	3,072	1,686	24,326
Grade 4	354	886	612	51	5	262	4	2,174
Total Agriculture	56,745	67,532	67,447	48,874	34,957	69,446	87,359	432,360
Commercial non-real estate
Grade 1	$98,481	$135,724	$155,712	$132,447	$28,731	$58,159	$421,728	$1,030,982
Grade 2	57,646	94,429	30,313	20,608	5,593	6,885	176,353	391,827
Grade 3	1,471	2,160	2,183	1,035	235	250	2,637	9,971
Grade 4	787	364	793	255	508	116	563	3,386
Grade 5	—	—	—	6	—	177	—	183
Total commercial non-real estate	158,385	232,677	189,001	154,351	35,067	65,587	601,281	1,436,349
Consumer non-real estate
Grade 1	$105,282	$153,775	$77,329	$40,937	$11,724	$6,655	$12,793	$408,495
Grade 2	9,876	17,288	10,906	5,582	1,542	1,219	6,427	52,840
Grade 3	1,059	1,839	1,641	1,119	274	276	15	6,223
Grade 4	198	556	314	282	104	68	4	1,526
Total consumer non-real estate	116,415	173,458	90,190	47,920	13,644	8,218	19,239	469,084
Oil and gas
Grade 1	$76,512	$63,488	$5,807	$26,153	$5,951	$3,116	$269,441	$450,468
Grade 2	60,737	9,097	5,045	677	374	267	58,161	134,358
Grade 3	29	109	—	183	—	—	—	321
Grade 4	—	—	—	127	—	440	—	567
Total oil and gas	137,278	72,694	10,852	27,140	6,325	3,823	327,602	585,714
Total loans held for investment	$1,124,047	$1,658,230	$1,498,663	$978,072	$529,805	$861,507	$1,397,124	$8,047,448

The following tables summarize the Company's gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended June 30, 2024
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	1	—	—	—	1
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	2	23	—	2	4	36	—	67
Residential real estate all other
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Agriculture
Current-period gross charge-offs	—	—	6	13	—	—	—	19
Commercial non-real estate
Current-period gross charge-offs	6	155	43	8	—	190	378	780
Consumer non-real estate
Current-period gross charge-offs	21	256	150	28	21	30	4	510
Oil and gas
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total current-period gross charge-offs	$29	$434	$199	$52	$25	$256	$382	$1,377

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended June 30, 2023
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	2	—	—	—	2
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	—	—	19	21	—	2	—	42
Residential real estate all other
Current-period gross charge-offs	—	2	—	—	—	—	—	2
Agriculture
Current-period gross charge-offs	—	—	—	301	1	—	—	302
Commercial non-real estate
Current-period gross charge-offs	42	34	1	20	—	5	—	102
Consumer non-real estate
Current-period gross charge-offs	29	186	115	14	28	11	15	398
Oil and gas
Current-period gross charge-offs	—	2	—	—	—	—	—	2
Total current-period gross charge-offs	$71	$224	$135	$358	$29	$18	$15	$850

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Six months ended June 30, 2024
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$15	$—	$—	$—	$15
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	12	—	1	1	—	—	14
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	3	—	—	—	—	—	3
Residential real estate first lien
Current-period gross charge-offs	3	23	—	3	4	57	—	90
Residential real estate all other
Current-period gross charge-offs	—	—	—	—	—	2	27	29
Agriculture
Current-period gross charge-offs	—	—	37	13	—	—	—	50
Commercial non-real estate
Current-period gross charge-offs	6	1,156	318	140	12	316	1,886	3,834
Consumer non-real estate
Current-period gross charge-offs	21	500	247	79	34	45	15	941
Oil and gas
Current-period gross charge-offs	—	9	83	—	—	—	—	92
Total current-period gross charge-offs	$30	$1,703	$685	$251	$51	$420	$1,928	$5,068

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Six months ended June 30, 2023
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$7	$1	$22	$18	$—	$—	$48
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	—	—	3	—	3
Construction and development < 60 months
Current-period gross charge-offs	—	2	—	2	—	—	—	4
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	—	—	19	21	—	4	—	44
Residential real estate all other
Current-period gross charge-offs	—	4	19	—	1	4	—	28
Agriculture
Current-period gross charge-offs	—	4	—	317	14	2	—	337
Commercial non-real estate
Current-period gross charge-offs	42	101	63	20	—	52	—	278
Consumer non-real estate
Current-period gross charge-offs	29	262	147	29	37	17	17	538
Oil and gas
Current-period gross charge-offs	—	2	—	—	—	—	—	2
Total current-period gross charge-offs	$71	$382	$249	$411	$70	$82	$17	$1,282

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

The following tables detail activity in the allowance for credit losses on loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2024
Real estate:
Commercial real estate owner occupied	$7,468	$—	$11	$11	$(109)	$7,370
Commercial real estate non-owner occupied	33,180	(1)	—	(1)	688	33,867
Construction and development < 60 months	6,596	—	—	—	184	6,780
Construction residential real estate < 60 months	3,464	—	—	—	55	3,519
Residential real estate first lien	4,923	(67)	21	(46)	695	5,572
Residential real estate all other	1,652	—	3	3	74	1,729
Agriculture	6,137	(19)	5	(14)	(206)	5,917
Commercial non-real estate	20,482	(780)	280	(500)	1,493	21,475
Consumer non-real estate	4,335	(510)	58	(452)	500	4,383
Oil and gas	9,030	—	—	—	(16)	9,014
Total	$97,267	$(1,377)	$378	$(999)	$3,358	$99,626

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2023
Real estate:
Commercial real estate owner occupied	$6,547	$—	$3	$3	$258	$6,808
Commercial real estate non-owner occupied	32,120	—	—	—	1,312	33,432
Construction and development < 60 months	3,608	(2)	3	1	(169)	3,440
Construction residential real estate < 60 months	3,226	—	—	—	327	3,553
Residential real estate first lien	4,454	(42)	10	(32)	333	4,755
Residential real estate all other	1,444	(2)	1	(1)	218	1,661
Agriculture	6,268	(302)	7	(295)	453	6,426
Commercial non-real estate	25,079	(102)	127	25	23	25,127
Consumer non-real estate	4,232	(398)	35	(363)	475	4,344
Oil and gas	7,782	(2)	—	(2)	(406)	7,374
Total	$94,760	$(850)	$186	$(664)	$2,824	$96,920

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Six Months Ended June 30, 2024
Real estate:
Commercial real estate owner occupied	$7,483	$(15)	$31	$16	$(129)	$7,370
Commercial real estate non-owner occupied	33,080	(14)	—	(14)	801	33,867
Construction and development < 60 months	3,950	—	—	—	2,830	6,780
Construction residential real estate < 60 months	3,414	(3)	—	(3)	108	3,519
Residential real estate first lien	4,914	(90)	25	(65)	723	5,572
Residential real estate all other	1,646	(29)	8	(21)	104	1,729
Agriculture	6,137	(50)	17	(33)	(187)	5,917
Commercial non-real estate	22,745	(3,834)	313	(3,521)	2,251	21,475
Consumer non-real estate	4,401	(941)	127	(814)	796	4,383
Oil and gas	9,030	(92)	—	(92)	76	9,014
Total	$96,800	$(5,068)	$521	$(4,547)	$7,373	$99,626

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Six Months Ended June 30, 2023
Real estate:
Commercial real estate owner occupied	$6,416	$(48)	$52	$4	$388	$6,808
Commercial real estate non-owner occupied	30,190	(3)	—	(3)	3,245	33,432
Construction and development < 60 months	3,778	(4)	6	2	(340)	3,440
Construction residential real estate < 60 months	3,275	—	—	—	278	3,553
Residential real estate first lien	4,092	(44)	13	(31)	694	4,755
Residential real estate all other	1,418	(28)	3	(25)	268	1,661
Agriculture	6,217	(337)	13	(324)	533	6,426
Commercial non-real estate	25,106	(278)	149	(129)	150	25,127
Consumer non-real estate	4,132	(538)	92	(446)	658	4,344
Oil and gas	8,104	(2)	—	(2)	(728)	7,374
Total	$92,728	$(1,282)	$328	$(954)	$5,146	$96,920

Purchased Credit Deteriorated Loans

The Company has previously purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the six months ended June 30, 2024 and 2023.

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the six months ended June 30, 2024 and 2023, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent.

The following tables summarize collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of June 30, 2024
Real estate:
Commercial real estate owner occupied	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	643	—	—	643	250
Construction and development < 60 months	20,142	—	—	20,142	2,825
Construction residential real estate < 60 months	618	—	—	618	134
Residential real estate first lien	195	—	—	195	66
Residential real estate all other	79	—	—	79	81
Agriculture	1,833	401	14	2,248	1,193
Commercial non-real estate	—	4,140	87	4,227	1,342
Consumer non-real estate	—	—	236	236	133
Oil and gas	—	—	—	—	—
Total collateral-dependent loans held for investment	$23,510	$4,541	$337	$28,388	$6,024

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2023
Real estate:
Commercial real estate owner occupied	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	632	—	—	632	250
Construction and development < 60 months	800	—	—	800	225
Construction residential real estate < 60 months	638	—	—	638	134
Residential real estate first lien	189	—	—	189	62
Residential real estate all other	140	—	—	140	140
Agriculture	1,841	593	15	2,449	1,386
Commercial non-real estate	—	6,090	241	6,331	1,867
Consumer non-real estate	—	—	147	147	88
Oil and gas	—	—	—	—	—
Total collateral-dependent loans held for investment	$4,240	$6,683	$403	$11,326	$4,152

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

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Other real estate owned	$8,995	$667
Repossessed assets	1,575	946
Total	$10,570	$1,613

(4) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
June 30, 2024
Core deposit intangibles	$33,550	$(18,741)	$14,809
Customer relationship intangibles	3,350	(3,228)	122
Total	$36,900	$(21,969)	$14,931
December 31, 2023
Core deposit intangibles	$33,550	$(17,027)	$16,523
Customer relationship intangibles	3,350	(3,169)	181
Total	$36,900	$(20,196)	$16,704

The following is a summary of goodwill by business segment:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Six months ended June 30, 2024
Balance at beginning and end of period	$13,767	$61,420	$68,855	$32,133	$5,464	$624	$182,263

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

(5) SUBORDINATED DEBT

In January 2004, the Company established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. The Company owns all of the common securities of BFC II. In February 2004, BFC II issued $25 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Cumulative Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1 million in Cumulative Trust Preferred Securities through the execution of an over-allotment option. The Cumulative Trust Preferred Securities qualify as Tier 1 capital under regulatory guidelines. The proceeds from the sale of the Cumulative Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of the Company. Interest payments on the $26.8 million of 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the $26.8 million of 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Cumulative Trust Preferred Securities represent an undivided interest in the $26.8 million of 7.20% Junior Subordinated Debentures and are guaranteed by the Company. During any deferral period or during any event of default, the Company may not declare or pay any dividends on any of its capital stock. The Cumulative Trust Preferred Securities have been callable at par, in whole or in part, since March 31, 2009.

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Subordinated Notes”) to various institutional accredited investors. The sale of the Subordinated Notes was pursuant to a Subordinated Note Purchase Agreement entered into with each of the investors. The Subordinated Notes qualify as Tier 2 capital under regulatory guidelines. The net proceeds to the Company from the sale of the Subordinated Notes were approximately $59.15 million net of commissions and offering expenses. The Company used the proceeds from the sale of the Subordinated Notes for general corporate purposes. The Subordinated Notes initially bear interest at a fixed rate of 3.50% per annum, from and including June 17, 2021 to but excluding June 30, 2031, payable semi-annually in arrears on June 30 and December 31 of each year, commencing December 31, 2021. Then, from and including June 30, 2031, to but excluding the maturity date, the Subordinated Notes will bear interest at a floating rate equal to the benchmark (initially, three-month term SOFR), reset quarterly, plus a spread of 229 basis points, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Subordinated Notes mature on June 30, 2036.

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

(6) STOCK-BASED COMPENSATION

On May 25, 2023, the shareholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan will continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At June 30, 2024 there were 462,175 shares available for future grants. The restricted stock units ("RSU's") vest beginning two years from the date of grant at the rate of 20% per year for five years. The RSUs are settled and distributed as of each vesting date. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Six Months Ended June 30, 2024
Nonvested at December 31, 2023	32,075	$87.23
Granted	7,250	88.57
Forfeited	(1,500)	83.61
Nonvested at June 30, 2024	37,825	87.63

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of June 30, 2024, there are 39,525 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2030, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 5,022 and 17,797 shares of common stock distributed from the Deferred Stock Compensation Plan during the six months ended June 30, 2024 and 2023, respectively.

A summary of the accumulated stock units under the Deferred Stock Compensation Plan is as follows:

	June 30, 2024	December 31, 2023
Accumulated stock units	119,115	119,575
Average price	$42.43	$40.03

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

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Six Months Ended June 30, 2024
Outstanding at December 31, 2023	1,241,391	$53.12
Options exercised	(84,084)	28.80
Options canceled, forfeited, or expired	(12,000)	91.64
Outstanding at June 30, 2024	1,145,307	54.50	9.57 Yrs.	$38,022
Exercisable at June 30, 2024	502,932	37.51	6.64 Yrs.	$25,243

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Total intrinsic value of options exercised	$3,254	$1,979	$5,085	$2,331
Cash received from options exercised	1,714	1,318	2,422	1,539
Tax benefit realized from options exercised	782	475	1,222	560

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the six months ended June 30, 2024 or 2023.

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income.

The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Stock-based compensation expense	$920	$831	$1,635	$1,213
Tax benefit	221	200	393	292
Stock-based compensation expense, net of tax	$699	$631	$1,242	$921

The Company will continue to amortize the unearned stock-based compensation expense over the remaining weighted average vesting period of approximately five years for unvested stock options and six years for unvested RSUs. The following table shows the unearned stock-based compensation expense for unvested stock options and unvested RSUs:

June 30, 2024
(Dollars in thousands)
Unearned stock-based compensation expense for unvested stock options	$8,769
Unearned stock-based compensation expense for unvested RSU's	2,940

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

The following table is a summary of the shares under the SRP:

June 30, 2024
Shares remaining to be repurchased	479,784

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of June 30, 2024, BancFirst Corporation, BancFirst, Pegasus and Worthington each met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2024:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,548,490	17.22%	$719,342	8.00%	$944,136	10.50%	N/A	N/A
BancFirst	1,224,212	16.09%	608,791	8.00%	799,039	10.50%	$760,989	10.00%
Pegasus	143,683	15.85%	72,538	8.00%	95,206	10.50%	90,672	10.00%
Worthington	53,063	11.85%	35,810	8.00%	47,001	10.50%	44,763	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,363,539	15.16%	$404,630	4.50%	$629,424	7.00%	N/A	N/A
BancFirst	1,119,672	14.71%	342,445	4.50%	532,693	7.00%	$494,643	6.50%
Pegasus	134,727	14.86%	40,802	4.50%	63,470	7.00%	58,937	6.50%
Worthington	48,955	10.94%	20,143	4.50%	31,334	7.00%	29,096	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,389,539	15.45%	$539,507	6.00%	$764,301	8.50%	N/A	N/A
BancFirst	1,139,672	14.98%	456,594	6.00%	646,841	8.50%	$608,791	8.00%
Pegasus	134,727	14.86%	54,403	6.00%	77,071	8.50%	72,538	8.00%
Worthington	48,955	10.94%	26,858	6.00%	38,048	8.50%	35,810	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,389,539	11.10%	$500,747	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,139,672	10.69%	426,413	4.00%	N/A	N/A	$533,017	5.00%
Pegasus	134,727	10.59%	50,900	4.00%	N/A	N/A	63,624	5.00%
Worthington	48,955	8.44%	23,207	4.00%	N/A	N/A	29,008	5.00%

As of June 30, 2024, BancFirst, Pegasus and Worthington were classified by the Federal Reserve as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities qualify as Tier 1 capital and its Subordinated Notes qualify as Tier 2 capital. The Company's Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines. BancFirst, Pegasus and Worthington have had no events or conditions that management believes would materially change their category under capital requirements existing as of the report dates.

(8) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)

(Numerator)
Income available to common stockholders	$50,641	$55,010	$100,975	$112,543
(Denominator)
Weighted average shares outstanding for basic earnings per common share	33,001,180	32,920,497	32,974,582	32,906,753
Dilutive effect of stock compensation	523,881	546,757	545,665	559,178
Weighted-average shares outstanding for diluted earnings per common share	33,525,061	33,467,254	33,520,247	33,465,931

Basic earnings per share	$1.53	$1.67	$3.06	$3.42
Diluted earnings per share	$1.51	$1.64	$3.01	$3.36

The following table shows the number of options and RSU's that were excluded from the computation of diluted net income per common share for each period because they were anti-dilutive for the period:

Shares
Three Months Ended June 30, 2024	260,548
Three Months Ended June 30, 2023	305,407
Six Months Ended June 30, 2024	262,251
Six Months Ended June 30, 2023	307,608

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2024
Debt securities available for sale:
U.S. Treasury	$1,390,782	$—	$—	$1,390,782
U.S. federal agencies	—	9,683	—	9,683
Mortgage-backed securities	—	13,908	—	13,908
States and political subdivisions	—	9,801	150	9,951
Asset backed securities	—	9,381	—	9,381
Other debt securities	—	6,822	—	6,822
Derivative assets	—	15,239	—	15,239
Derivative liabilities	—	13,420	—	13,420

December 31, 2023
Debt securities available for sale:
U.S. Treasury	$1,498,045	$—	$—	$1,498,045
U.S. federal agencies	—	11,770	—	11,770
Mortgage-backed securities	—	14,795	—	14,795
States and political subdivisions	—	9,830	180	10,010
Asset backed securities	—	12,512	—	12,512
Other debt securities		6,773		6,773
Derivative assets	—	41,099	—	41,099
Derivative liabilities	—	39,176	—	39,176

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at the beginning of the year	$180	$454
Transfers to level 2	—	(244)
Settlements	(30)	(30)
Balance at the end of the period	$150	$180

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2024, the Company did not transfer any debt securities. During the year ended December 31, 2023, the Company transferred debt securities from Level 3 to Level 2 due to a review of the pricing models that determined some state and political subdivision securities to be Level 2.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended June 30, 2024
Equity securities	$13,331
Collateral dependent loans	230
Repossessed assets	657
Other real estate owned	6,838
As of and for the Year-to-date Period Ended December 31, 2023
Equity securities	$13,144
Collateral dependent loans	1,894
Repossessed assets	474
Other real estate owned	31,773

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$2,493,292	$2,493,292	$2,397,463	$2,397,463
Federal funds sold	1,102	1,102	$1,316	1,316
Debt securities held for investment	3	3	5	5
Loans held for sale	7,408	7,408	3,489	3,489
Level 3 inputs:
Debt securities held for investment	835	835	1,185	1,185
Loans, net of allowance for credit losses	7,947,822	8,692,589	7,559,845	7,356,768
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	11,015,602	10,511,836	10,700,122	10,413,348
Short-term borrowings	4,264	4,264	3,351	3,351
Subordinated debt	86,129	77,459	86,101	79,271
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,510		4,875
Letters of credit		671		637

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. In addition, the Company has no non-financial liabilities measured at fair value on a nonrecurring basis. Non-financial assets measured at fair value on a nonrecurring basis include intangible assets. The intangible assets are evaluated at least annually for impairment. The overall levels of non-financial assets measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2024 or December 31, 2023.

(10) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. At June 30, 2024, the Company had a margin asset included in other assets in the amount of $7.2 million. At December 31, 2023, the Company had a margin liability in other liabilities in the amount of $15.5 million.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		June 30, 2024		December 31, 2023
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	3,866	$4,033	3,896	$20,567
Derivative liabilities	Barrels	(3,866)	(3,097)	(3,896)	(19,512)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	39,502	11,206	46,140	20,532
Derivative liabilities	MMBTUs/Gallons	(39,502)	(10,323)	(46,140)	(19,664)

Total Fair Value	Included in
Derivative assets	Other assets		15,239		41,099
Derivative liabilities	Other liabilities		(13,420)		(39,176)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Derivative income	$94	$260	$197	$349

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

The following table is a summary of the Company's net credit exposure relating to oil and gas swaps and options with bank counterparties:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Credit exposure	$7,134	$39,527

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

(11) SEGMENT INFORMATION

The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The six principal business units are BancFirst metropolitan banks, BancFirst community banks, Pegasus, Worthington, other financial services and executive, operations and support. BancFirst metropolitan banks, BancFirst community banks, Pegasus and Worthington offer traditional banking products such as commercial and retail lending and a full line of deposit accounts. BancFirst metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. BancFirst community banks consist of banking locations in communities in Oklahoma outside the Oklahoma City and Tulsa metropolitan areas. Pegasus consists of banking locations in the Dallas metropolitan area. Worthington consists of banking locations in the Arlington, Fort Worth and Denton Texas. Other financial services are specialty product business units including guaranteed small business lending, residential mortgage lending, trust services, securities brokerage, electronic banking and insurance. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units.

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2024
Net interest income	$29,139	$61,710	$11,363	$4,462	$1,103	$2,119	$—	$109,896
Noninterest income	5,562	16,886	339	250	13,513	58,064	(50,670)	43,944
Income before taxes	21,209	42,267	6,112	744	4,139	41,225	(50,530)	65,166

Three Months Ended June 30, 2023
Net interest income	$29,269	$57,617	$13,509	$4,123	$1,058	$350	$—	$105,926
Noninterest income	7,090	19,986	467	255	12,350	63,688	(55,862)	47,974
Income before taxes	21,588	43,184	9,857	791	4,298	45,925	(55,677)	69,966

Six Months Ended June 30, 2024
Net interest income	$57,332	$121,721	$22,230	$8,851	$2,122	$3,744	$—	$216,000
Noninterest income	10,731	32,804	659	471	28,676	116,492	(100,989)	88,844
Income before taxes	43,540	81,059	9,257	1,413	10,474	84,296	(100,663)	129,376

Six Months Ended June 30, 2023
Net interest income	$60,008	$115,302	$28,660	$8,747	$2,000	$365	$—	$215,082
Noninterest income	13,177	39,518	681	534	26,522	129,831	(114,461)	95,802
Income before taxes	44,898	86,783	19,501	2,421	10,462	94,342	(114,096)	144,311

Total Assets:
June 30, 2024	$3,365,250	$7,489,606	$1,360,612	$622,902	$121,308	$1,392,169	$(1,614,529)	$12,737,318
December 31, 2023	3,598,888	7,012,905	1,280,618	600,364	121,601	1,307,714	(1,550,048)	12,372,042

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2024 and December 31, 2023 and results of operations for the three and six months ended June 30, 2024 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2023, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2023 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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
•
Changes in interest rates.
•
The increased time, effort and noninterest expense related to ongoing and increased regulations from the Federal Reserve, the Consumer Financial Protection Bureau and the Securities and Exchange Commission, including requirements related to environmental, social and governance issues and climate disclosures.
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

SUMMARY

The Company’s net income for the second quarter of 2024 was $50.6 million, compared to $55.0 million for the second quarter of 2023. Diluted net income per common share was $1.51 and $1.64 for the second quarter of 2024 and 2023, respectively.

The Company’s net interest income for the second quarter of 2024 increased to $109.9 million from $105.9 million for the second quarter of 2023. Higher loan volume was the primary driver of the change in net interest income, which was partially offset by the impact of the shifting mix between interest-bearing and noninterest-bearing deposits. Net interest margin for the second quarter of 2024 was 3.76% compared to 3.87% for the second quarter of 2023. For the second quarter of 2024, the Company recorded a provision for credit losses of $3.4 million compared to $2.8 million for the second quarter of 2023.

Noninterest income for the second quarter of 2024 totaled $43.9 million compared to $48.0 million for the second quarter of 2023. The decrease in noninterest income was primarily due to an approximate $5.7 million reduction of interchange fees related to the impact of the Durbin Amendment. Trust revenue, treasury income, sweep fees and insurance commissions each increased when compared to second quarter last year.

Noninterest expense for the second quarter of 2024 increased to $85.3 million compared to $81.1 million for the second quarter of 2023. The increase in noninterest expense was primarily related to growth in salaries and employee benefits of $2.1 million.

The Company’s effective tax rate was 22.3% for the second quarter of 2024 compared to 21.4% for the second quarter of 2023.

At June 30, 2024, the Company’s total assets were $12.7 billion, an increase of $365.3 million from December 31, 2023. Loans grew $394.7 million from December 31, 2023, totaling $8.1 billion at June 30, 2024. Deposits totaled $11.0 billion, an increase of $315.5 million from December 31, 2023. Off-balance-sheet sweep accounts totaled $4.5 billion at June 30, 2024, up $153.9 million from December 31, 2023. The Company’s total stockholders’ equity at June 30, 2024 was $1.5 billion, an increase of $78.6 million over December 31, 2023.

The Company’s nonaccrual loans totaled $44.0 million, representing 0.55% of total loans at June 30, 2024 compared to 0.32% at year-end 2023. The allowance for credit losses to total loans was 1.24% at June 30, 2024, compared to 1.26% at the end of 2023. Net charge-offs were $1.0 million for the second quarter of 2024 compared to $664,000 for the second quarter of 2023.

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

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following table presents certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $5.5 million for the three months ended June 30, 2024 compared to $5.7 million for the three months ended June 30, 2023. Loan fees included in interest income were $10.9 million for the six months ended June 30, 2024 compared to $11.3 million for the six months ended June 30, 2023.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended June 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$7,912,469	$137,846	6.99%	$7,247,283	$114,708	6.35%
Securities – taxable	1,488,850	8,932	2.41	1,604,422	9,408	2.35
Securities – tax exempt	2,408	23	3.79	3,251	29	3.59
Federal funds sold and interest-bearing deposits with banks	2,322,951	31,805	5.49	2,131,325	26,775	5.04
Total earning assets	11,726,678	178,606	6.11	10,986,281	150,920	5.51
Nonearning assets:
Cash and due from banks	203,664			200,165
Interest receivable and other assets	808,283			820,731
Allowance for credit losses	(97,935)			(95,887)
Total nonearning assets	914,012			925,009
Total assets	$12,640,690			$11,911,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$4,920,793	$45,296	3.69%	$4,207,288	$32,673	3.11%
Savings deposits	1,076,338	9,222	3.44	1,092,840	6,631	2.43
Time deposits	1,134,460	12,961	4.58	747,101	4,428	2.38
Short-term borrowings	4,593	59	5.14	10,211	129	5.04
Subordinated debt	86,120	1,031	4.80	86,063	1,031	4.81
Total interest-bearing liabilities	7,222,304	68,569	3.81	6,143,503	44,892	2.93
Interest-free funds:
Noninterest-bearing deposits	3,819,196			4,328,005
Interest payable and other liabilities	119,175			109,732
Stockholders’ equity	1,480,015			1,330,050
Total interest free funds	5,418,386			5,767,787
Total liabilities and stockholders’ equity	$12,640,690			$11,911,290
Net interest income		$110,037			$106,028
Net interest spread			2.30%			2.58%
Effect of interest free funds			1.46%			1.29%
Net interest margin			3.76%			3.87%

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Six Months Ended June 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$7,821,611	$270,095	6.93%	$7,127,174	$219,189	6.20%
Debt securities – taxable	1,523,328	18,113	2.38	1,588,439	18,399	2.34
Debt securities – tax exempt	2,525	48	3.77	3,366	38	2.29
Federal funds sold and interest-bearing deposits with banks	2,267,869	62,121	5.49	2,463,587	58,827	4.82
Total earning assets	11,615,333	350,377	6.05	11,182,566	296,453	5.35
Nonearning assets:
Cash and due from banks	202,982			209,115
Interest receivable and other assets	806,429			808,094
Allowance for credit losses	(97,498)			(94,609)
Total nonearning assets	911,913			922,600
Total assets	$12,527,246			$12,105,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$4,867,783	$89,513	3.69%	$4,211,766	$59,540	2.85%
Savings deposits	1,066,532	18,225	3.43	1,113,821	11,887	2.15
Time deposits	1,080,750	24,154	4.48	726,558	7,482	2.08
Short-term borrowings	6,306	155	4.92	8,537	212	5.00
Subordinated debt	86,113	2,061	4.80	86,056	2,061	4.83
Total interest-bearing liabilities	7,107,484	134,108	3.78	6,146,738	81,182	2.66
Interest-free funds:
Noninterest-bearing deposits	3,831,283			4,561,214
Interest payable and other liabilities	125,536			94,817
Stockholders’ equity	1,462,943			1,302,397
Total interest free funds	5,419,762			5,958,428
Total liabilities and stockholders’ equity	$12,527,246			$12,105,166
Net interest income		$216,269			$215,271
Net interest spread			2.27%			2.69%
Effect of interest free funds			1.46%			1.19%
Net interest margin			3.73%			3.88%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income Statement Data
Net interest income	$109,896	$105,926	$216,000	$215,082
Provision for credit losses	3,358	2,824	7,373	5,146
Securities transactions	317	110	50	(103)
Total noninterest income	43,944	47,974	88,844	95,802
Salaries and employee benefits	51,928	49,803	103,456	99,055
Total noninterest expense	85,316	81,110	168,095	161,427
Net income	50,641	55,010	100,975	112,543
Per Common Share Data
Net income – basic	$1.53	$1.67	$3.06	$3.42
Net income – diluted	1.51	1.64	3.01	3.36
Cash dividends	0.43	0.40	0.86	0.80
Performance Data
Return on average assets	1.61%	1.85%	1.62%	1.87%
Return on average stockholders’ equity	13.72	16.59	13.84	17.43
Cash dividend payout ratio	28.10	23.95	28.10	23.39
Net interest spread	2.30	2.58	2.27	2.69
Net interest margin	3.76	3.87	3.73	3.88
Efficiency ratio	55.46	52.70	55.14	51.93
Net charge-offs to average loans	0.01	0.01	0.06	0.01

Net Interest Income

For the three months ended June 30, 2024, net interest income, which is the Company’s principal source of operating revenue, increased $4.0 million or 3.7% compared to the three months ended June 30, 2023. Higher loan volume was the primary driver of the change in net interest income, which was partially offset by the impact of the shifting mix between interest-bearing and noninterest-bearing deposits. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin for the second quarter of 2024 decreased compared to the second quarter of 2023.

Net interest income for the six months ended June 30, 2024 increased $918,000 or 0.4% compared to the six months ended June 30, 2023. Higher loan volume was the primary driver to the increase. The Company’s net interest margin for the six months ended June 30, 2024 decreased compared to the six months ended June 30, 2023.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

The following table presents the change in net interest income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$23,138	$10,679	$12,459
Securities—taxable	(476)	(646)	170
Securities—tax exempt	(6)	(7)	1
Federal funds sold and interest-bearing deposits with banks	5,030	2,935	2,095
Total interest income	27,686	12,961	14,725
Interest Expense:
Money market and interest-bearing checking deposits	12,623	6,439	6,184
Savings deposits	2,591	(102)	2,693
Time deposits	8,533	3,055	5,478
Short-term borrowings	(70)	(81)	11
Subordinated debt	—	1	(1)
Total interest expense	23,677	9,312	14,365
Net interest income	$4,009	$3,649	$360
(1) The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

The following table presents the change in net interest income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$50,906	$22,966	$27,940
Securities—taxable	(286)	(611)	325
Securities—tax exempt	10	(9)	19
Federal funds sold and interest-bearing deposits with banks	3,294	(3,946)	7,240
Total interest income	53,924	18,400	35,524
Interest Expense:
Money market and interest-bearing checking deposits	29,973	11,895	18,078
Savings deposits	6,338	(441)	6,779
Time deposits	16,672	4,535	12,137
Short-term borrowings	(57)	(73)	16
Subordinated debt	—	12	(12)
Total interest expense	52,926	15,928	36,998
Net interest income	$998	$2,472	$(1,474)
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

The increased provision for credit losses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to loan growth. Net loan charge-offs were $1.0 million for the second quarter of 2024 compared to net loan charge-offs of $664,000 for the second quarter of 2023.

The increased provision for credit losses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to loan growth. Net loan charge-offs were $4.5 million for the six months ended June 30, 2024, compared to $954,000 for the same period of the prior year.

Noninterest Income

Noninterest income decreased by $4.0 million for the second quarter of 2024 compared to the second quarter of 2023. The decrease in noninterest income was primarily due to an approximate $5.7 million reduction of interchange fees related to the impact of the Durbin Amendment. Trust revenue, treasury income, sweep fees and insurance commissions each increased when compared to last year.

Noninterest income included non-sufficient funds ("NSF") and overdraft fees totaling $7.3 million and $6.6 million for the three months ended June 30, 2024 and 2023, respectively. This represents 16.6% and 13.8% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $6.8 million and $12.4 million during the three months ended June 30, 2024 and 2023, respectively. This represents 15.4% and 25.9% of the Company’s noninterest income for the respective periods.

Noninterest income decreased by $7.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in noninterest income was primarily due to an approximate $10.9 million reduction of interchange fees related to the impact of the Durbin Amendment. Trust revenue, treasury income, sweep fees and insurance commissions each increased when compared to last year.

Noninterest income included NSF and overdraft fees totaling $14.4 million and $13.1 million during the six months ended June 30, 2024 and 2023, respectively. This represents 16.2% and 13.7% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $13.3 million and $24.4 million during the six months ended June 30, 2024 and 2023, respectively. This represents 15.0% and 25.5% of the Company’s noninterest income for the respective periods.

The Company is subject to political pressures that could limit our ability to charge for NSF and overdraft fees. Over the last few years the Company lowered the rates charged on NSF and overdraft fees. Also, the Company became subject to the reduced interchange fees under the Durbin Amendment effective July 1, 2023. Consequently, the Company's interchange fee revenue was reduced by approximately $11.2 million in the last half of 2023 and $10.9 million in the first half of 2024.

Noninterest Expense

Noninterest expense increased by $4.2 million for second quarter of 2024 compared to the second quarter of 2023. The increase in noninterest expenses was primarily related to growth in salaries and employee benefits of $2.1 million.

For the six months ended June 30, 2024, noninterest expense increased by $6.7 million compared to the six months ended June 30, 2023. Higher noninterest expenses in 2024 was primarily related to growth in salaries and employee benefits of $4.4 million.

Income Taxes

The Company’s effective tax rate was 22.3% for the second quarter of 2024, compared to 21.4% for the second quarter of 2023.

The Company’s effective tax rate was 22.0% for the first six months of 2024 and 2023.

The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible expenses, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Balance Sheet Data
Total assets	$12,737,318	$12,372,042
Total loans (net of unearned interest)	8,054,856	7,660,134
Allowance for credit losses	99,626	96,800
Debt securities	1,441,365	1,555,095
Deposits	11,015,602	10,700,122
Stockholders' equity	1,512,492	1,433,891
Book value per share	45.80	43.54
Tangible book value per share (non-GAAP)(1)	39.83	37.50
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,512,492	$1,433,891
Less goodwill	182,263	182,263
Less intangible assets, net	14,931	16,704
Tangible stockholders' equity (non-GAAP)	$1,315,298	$1,234,924
Common shares outstanding	33,022,124	32,933,018
Tangible book value per share (non-GAAP)	$39.83	$37.50
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	72.11%	68.87%
Average earning assets to total assets (year-to-date)	92.72	92.39
Average stockholders’ equity to average assets (year-to-date)	11.68	11.03
Asset Quality Data
Loans past due 90 days and still accruing	$4,280	$9,542
Nonaccrual loans (3)	44,021	24,573
Other real estate owned and repossessed assets	38,497	34,200
Asset Quality Ratios:
Nonaccrual loans to total loans	0.55%	0.32%
Allowance for credit losses to total loans	1.24	1.26
Allowance for credit losses to nonaccrual loans	226.32	393.92
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

(3) Government agencies guaranteed approximately $8.5 million of nonaccrual loans at June 30, 2024.

Cash and Due from Banks, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks increased by $95.6 million or 4.0%, to $2.5 billion from December 31, 2023 to June 30, 2024. The increase was related to an increase of interest-bearing deposits.

Securities

At June 30, 2024, total debt securities decreased $113.7 million, or 7.3% compared to December 31, 2023. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $63.2 million at June 30, 2024, compared to a net unrealized loss of $65.5 million at December 31, 2023. These unrealized losses, net of income tax, are included in the Company’s stockholders’ equity as accumulated other comprehensive loss in the amounts of $48.2 million at June 30, 2024 and $50.0 million at December 31, 2023. During the six months ended June 30, 2024, the Company purchased $270,000 of debt securities and did not sell any debt securities.

See Note (2) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s securities.

Loans

At June 30, 2024, total loans increased $394.7 million or 5.2% compared to December 31, 2023 as a result of internal loan growth. The internal loan growth was primarily from the Company's Oklahoma subsidiary BancFirst, with loans essentially flat for the Company's Texas subsidiaries, Pegasus and Worthington.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s loan portfolio segments.

Allowance for Credit Losses

The allowance for credit losses to total loans was 1.24% at June 30, 2024 compared to 1.26% at December 31, 2023. The overall credit quality of the Company's loan portfolio has remained strong. If unforeseen adverse changes occur in the national or local economy, or in the credit markets, it would be reasonable to expect that the allowance for credit losses would increase in future periods.

Nonaccrual Loans

Nonaccrual loans totaled $44.0 million at June 30, 2024 compared to $24.6 million at December 31, 2023. The level of the Company's nonaccrual loans remains low. The Company’s nonaccrual loans are primarily comprised of construction and development real estate loans, commercial real estate loans and commercial non-real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.8 million for the six months ended June 30, 2024 and $718,000 for the six months ended June 30, 2023. Only a small amount of this interest is expected to be ultimately collected. Approximately $8.5 million of nonaccrual loans were guaranteed by government agencies at June 30, 2024.

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

Modified Loans

As of January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2022-02, which eliminated the Troubled Debt Restructurings (“TDR”) recognition and measurement guidance and, instead, requires that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan when a borrower is experiencing financial difficulty. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of loans modified during the period ended June 30, 2024 was approximately $5.9 million compared to $5.3 million during the year ended December 31, 2023.

Other Real Estate Owned and Repossessed Assets

Other real estate owned (OREO) and repossessed assets totaled $38.5 million at June 30, 2024 compared to $34.2 million at December 31, 2023. OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals of the properties, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense.

OREO included a larger commercial real estate property recorded at $30.7 million at June 30, 2024 and $29.4 million at December 31, 2023. During the period ended June 30, 2024, the Company made $1.3 million of tenant improvements to this property, which contributed to the increase of total OREO. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Rental income	$3,085	$2,778	$6,026	$5,468
Operating expense	2,673	2,967	4,923	5,348

The Company's total rental income and operating expenses from OREO are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Rental income	$3,083	$2,895	$6,085	$5,716
Operating expense	2,802	3,058	5,131	5,614

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $197.2 million and $199.0 million at June 30, 2024 and December 31, 2023, respectively.

Other assets includes the cash surrender value of key-man life insurance policies totaling $84.1 million and $84.4 million at June 30, 2024 and December 31, 2023, respectively.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $15.2 million at June 30, 2024 and $41.1 million at December 31, 2023. They require a daily margin to be posted, which fluctuates with oil and gas prices and customer activity. At June 30, 2024, the Company had a margin asset included in other assets in the amount of $7.2 million. At December 31, 2023, the Company had a margin liability included in other liabilities in the amount of $15.5 million. See Note (10) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the Company’s consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $13.3 million at June 30, 2024 and $13.1 million at December 31, 2023. The Company reviews its portfolio of equity securities for impairment at least quarterly.

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

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered or reciprocal deposits. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. The Company is highly liquid with a total of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets of 19.6%.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Deposits

At June 30, 2024, deposits totaled $11.0 billion, an increase of $315.5 million from December 31, 2023. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 96.8% at June 30, 2024 and 97.4% at December 31, 2023. Noninterest-bearing deposits to total deposits were 34.6% at June 30, 2024 compared to 37.2% at December 31, 2023. Quantitative tightening by the Federal Reserve and competition for deposits has increased, and available yields have similarly increased, causing noninterest-bearing deposits to move to interest-bearing deposits and off-balance-sheet sweep account products.

Off-balance-sheet sweep accounts totaled $4.5 billion at June 30, 2024 compared to $4.3 billion at December 31, 2023. The movement of customers' funds into the Company's off-balance-sheet sweep accounts affected the balances of both cash and deposits.

Subordinated Debt

See Note (5) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Short-Term Borrowings and Lines of Credit

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $4.3 million at June 30, 2024 compared to $3.4 million at December 31, 2023.

The Company has several lines of credit available. At June 30, 2024, BancFirst had $850.1 million available on its line of credit from the FHLB of Topeka, Kansas and a $25.0 million line of credit with another financial institution that is an overnight federal funds facility. At June 30, 2024, BancFirst had no advances outstanding under either line of credit. Worthington has $10.5 million in lines of credit with other financial institutions that serve as overnight federal funds facilities, a Federal Reserve discount window capacity of $28.8 million and a $77.7 million line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term rate loans. Worthington has no advances outstanding at June 30, 2024 under any of these lines of credit.

Capital Resources

Stockholders’ equity totaled $1.5 billion at June 30, 2024, an increase of $78.6 million from December 31, 2023. In addition to net income of $101.0 million, other increases in stockholders’ equity during the six months ended June 30, 2024 included $2.6 million related to common stock issuances for stock option exercises, $1.4 million related to stock-based compensation and $1.8 million in accumulated other comprehensive income, that were partially offset by $28.4 million in dividends. The Company’s leverage ratio and other risk-based capital ratios at June 30, 2024 were well in excess of the regulatory requirements.

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

Item 1A. Risk Factors.

As of June 30, 2024, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

10.1

Amended and Restated BancFirst Corporation Directors' Deferred Stock Compensation Plan. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 23, 2024 and incorporated herein by reference).

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

BANCFIRST CORPORATION
(Registrant)

Date: August 6, 2024	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	/s/ Hannah Andrus
Hannah Andrus
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)