Form 10-Q
period 2024-09-30
BANCFIRST CORP /OK/
filed 2024-11-05
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024 there were 33,128,923 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2024	2023
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$248,495	$225,462
Interest-bearing deposits with banks	2,743,578	2,172,001
Federal funds sold	—	1,316
Debt securities held for investment (fair value: $838 and $1,190, respectively)	838	1,190
Debt securities available for sale at fair value	1,376,075	1,553,905
Loans held for sale	7,841	3,489
Loans held for investment (net of unearned interest)	8,180,361	7,656,645
Allowance for credit losses	(101,882)	(96,800)
Loans, net of allowance for credit losses	8,078,479	7,559,845
Premises and equipment, net	285,553	278,594
Other real estate owned	38,946	33,718
Intangible assets, net	14,045	16,704
Goodwill	182,263	182,263
Accrued interest receivable and other assets	337,369	343,555
Total assets	$13,313,482	$12,372,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,858,670	$3,982,226
Interest-bearing	7,615,682	6,717,896
Total deposits	11,474,352	10,700,122
Short-term borrowings	4,429	3,351
Accrued interest payable and other liabilities	163,983	148,577
Subordinated debt	86,143	86,101
Total liabilities	11,728,907	10,938,151

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 33,122,689 and 32,933,018, respectively	33,123	32,933
Capital surplus	183,277	174,695
Retained earnings	1,392,572	1,276,305
Accumulated other comprehensive loss, net of tax benefit of $7,551 and $15,473, respectively	(24,397)	(50,042)
Total stockholders' equity	1,584,575	1,433,891
Total liabilities and stockholders' equity	$13,313,482	$12,372,042

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans, including fees	$144,024	$121,891	$413,860	$340,899
Securities:
Taxable	8,341	9,260	26,454	27,659
Tax-exempt	18	22	56	52
Federal funds sold	1	63	25	176
Interest-bearing deposits with banks	35,266	28,989	97,363	87,703
Total interest income	187,650	160,225	537,758	456,489
INTEREST EXPENSE
Deposits	71,615	54,838	203,507	133,747
Short-term borrowings	48	49	203	261
Subordinated debt	1,030	1,030	3,091	3,091
Total interest expense	72,693	55,917	206,801	137,099
Net interest income	114,957	104,308	330,957	319,390
Provision for credit losses	3,031	2,312	10,404	7,458
Net interest income after provision for credit losses	111,926	101,996	320,553	311,932
NONINTEREST INCOME
Trust revenue	5,672	4,866	16,250	13,678
Service charges on deposits	17,723	17,027	51,431	60,526
Securities transactions	(308)	(361)	(258)	(464)
Sales of loans	721	734	1,945	2,095
Insurance commissions	9,391	8,429	25,514	23,395
Cash management	9,189	8,177	26,989	22,838
(Loss)/gain on sale of other assets	(63)	464	(67)	1,258
Other	6,387	5,113	15,752	16,925
Total noninterest income	48,712	44,449	137,556	140,251
NONINTEREST EXPENSE
Salaries and employee benefits	54,215	50,200	157,671	149,255
Occupancy, net	5,776	5,487	16,215	15,588
Depreciation	4,482	4,685	13,542	14,097
Amortization of intangible assets	886	885	2,659	2,645
Data processing services	2,720	1,820	8,032	6,144
Net expense from other real estate owned	2,751	2,720	6,609	8,068
Marketing and business promotion	2,168	2,034	6,670	6,461
Deposit insurance	1,645	1,419	4,697	4,495
Other	12,091	11,965	38,734	35,889
Total noninterest expense	86,734	81,215	254,829	242,642
Income before taxes	73,904	65,230	203,280	209,541
Income tax expense	15,001	14,242	43,402	46,010
Net income	$58,903	$50,988	$159,878	$163,531
NET INCOME PER COMMON SHARE
Basic	$1.78	$1.55	$4.84	$4.97
Diluted	$1.75	$1.52	$4.76	$4.88
OTHER COMPREHENSIVE GAIN/(LOSS)
Unrealized income/(loss) on debt securities, net of tax (expense)/benefit of $(7,387), $1,919, $(7,922) and $1,765, respectively	23,844	(6,172)	25,645	(5,614)
Other comprehensive income/(loss), net of tax (expense)/benefit of $(7,387), $1,919, $(7,922) and $1,765, respectively	23,844	(6,172)	25,645	(5,614)
Comprehensive income	$82,747	$44,816	$185,523	$157,917

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
COMMON STOCK
Issued at beginning of period	$33,022	$32,939	$32,933	$32,876
Shares issued for stock options	101	3	190	66
Shares acquired and canceled	—	(21)	—	(21)
Issued at end of period	$33,123	$32,921	$33,123	$32,921
CAPITAL SURPLUS
Balance at beginning of period	$178,806	$172,358	$174,695	$169,231
Common stock issued for stock options	3,526	86	6,002	2,000
Stock-based compensation arrangements	945	864	2,580	2,077
Balance at end of period	$183,277	$173,308	$183,277	$173,308
RETAINED EARNINGS
Balance at beginning of period	$1,348,905	$1,206,499	$1,276,305	$1,120,292
Net income	58,903	50,988	159,878	163,531
Dividends on common stock ($0.46, $0.43, $1.32 and $1.23 per share, respectively)	(15,236)	(14,156)	(43,611)	(40,492)
Common stock acquired and canceled	—	(1,799)	—	(1,799)
Balance at end of period	$1,392,572	$1,241,532	$1,392,572	$1,241,532
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(48,241)	$(71,005)	$(50,042)	$(71,563)
Net change	23,844	(6,172)	25,645	(5,614)
Balance at end of period	$(24,397)	$(77,177)	$(24,397)	$(77,177)
Total stockholders’ equity	$1,584,575	$1,370,584	$1,584,575	$1,370,584

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$159,878	$163,531
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	10,404	7,458
Depreciation and amortization	16,201	16,742
Net amortization of securities premiums and discounts	(850)	(883)
Realized securities losses	258	464
Gain on sales of loans	(1,945)	(2,095)
Cash receipts from the sale of loans originated for sale	152,279	118,786
Cash disbursements for loans originated for sale	(115,407)	(114,312)
Deferred income tax benefit	(2,812)	(2,038)
Gain on sale of other assets	(1,259)	(1,635)
Increase in interest receivable	(3,219)	(8,519)
Increase in interest payable	6,491	5,235
Amortization of stock-based compensation arrangements	2,580	2,077
Excess tax benefit from stock-based compensation arrangements	(2,188)	(775)
Other, net	23,657	6,245
Net cash provided by operating activities	244,068	190,281
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	—	8,045
Net decrease/(increase) in federal funds sold	1,316	(4,025)
Purchases of available for sale debt securities	(522)	(154,104)
Proceeds from maturities, calls and paydowns of held for investment debt securities	353	1,350
Proceeds from maturities, calls and paydowns of available for sale debt securities	212,768	161,414
Purchase of equity securities	(409)	(310)
Proceeds from paydowns and sales of equity securities	353	531
Net change in loans	(580,760)	(532,471)
Net payments on derivative asset contracts	(4,295)	(16,817)
Purchases of premises, equipment and computer software	(21,508)	(17,695)
Purchase of tax credits	(5,874)	(6,670)
Other, net	10,156	24,756
Net cash used in investing activities	(388,422)	(535,996)
FINANCING ACTIVITIES
Net change in deposits	774,230	(450,870)
Net change in short-term borrowings	1,078	3,676
Issuance of common stock in connection with stock options, net	6,192	2,066
Common stock acquired	—	(1,820)
Cash dividends paid	(42,536)	(39,486)
Net cash provided by (used in) financing activities	738,964	(486,434)
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	594,610	(832,149)
Cash, due from banks and interest-bearing deposits at the beginning of the period	2,397,463	3,168,910
Cash, due from banks and interest-bearing deposits at the end of the period	$2,992,073	$2,336,761
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$200,309	$131,864
Cash paid during the period for income taxes	$36,356	$42,680
Noncash investing and financing activities:
Cash received for acquisitions	$—	$(7,833)
Fair value of assets acquired in acquisitions	$—	$2,981
Liabilities assumed in acquisitions	$—	$10,814
Unpaid common stock dividends declared	$15,236	$14,156

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., BFC-PNC LLC, Pegasus Bank ("Pegasus"), Worthington Bank ("Worthington") and BancFirst and its subsidiaries ("BancFirst"). The principal operating subsidiaries of BancFirst are BFTower, LLC and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

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

(2) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024	(Dollars in thousands)
Mortgage backed securities (1)	$3	$—	$—	$3
States and political subdivisions	335	—	—	335
Other securities	500	—	—	500
Total	$838	$—	$—	$838
December 31, 2023
Mortgage backed securities (1)	$5	$—	$—	$5
States and political subdivisions	685	—	—	685
Other securities	500	—	—	500
Total	$1,190	$—	$—	$1,190

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024	(Dollars in thousands)
U.S. treasuries	$1,361,149	$1,537	$(31,363)	$1,331,323
U.S. federal agencies	8,803	109	(4)	8,908
Mortgage backed securities (1)	15,211	21	(1,230)	14,002
States and political subdivisions	6,579	13	(97)	6,495
Asset backed securities	8,118	22	—	8,140
Other securities	8,163	—	(956)	7,207
Total	$1,408,023	$1,702	$(33,650)	$1,376,075
December 31, 2023
U.S. treasuries	$1,560,265	$415	$(62,635)	$1,498,045
U.S. federal agencies	11,631	142	(3)	11,770
Mortgage backed securities (1)	16,459	13	(1,677)	14,795
States and political subdivisions	10,108	16	(114)	10,010
Asset backed securities	12,794	—	(282)	12,512
Other securities	8,163	—	(1,390)	6,773
Total	$1,619,420	$586	$(66,101)	$1,553,905

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

	September 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$275	$275	$350	$350
After one year but within five years	563	563	840	840
After five years but within ten years	—	—	—	—
After ten years	—	—	—	—
Total	$838	$838	$1,190	$1,190
Available for Sale
Contractual maturity of debt securities:
Within one year	$364,051	$359,967	$348,318	$341,645
After one year but within five years	1,004,948	979,225	1,223,529	1,167,973
After five years but within ten years	11,141	10,143	10,331	8,851
After ten years	27,883	26,740	37,242	35,436
Total debt securities	$1,408,023	$1,376,075	$1,619,420	$1,553,905

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Book value of pledged securities	$1,038,637	$591,324

There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the nine months ended September 30, 2024 or September 30, 2023.

Realized gains/losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at September 30, 2024 and December 31, 2023 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
September 30, 2024
Available for Sale
U.S. treasuries	54	$—	$—	$1,238,833	$31,363	$1,238,833	$31,363
U.S. federal agencies	3	699	3	653	1	1,352	4
Mortgage backed securities	53	—	—	12,407	1,230	12,407	1,230
States and political subdivisions	2	—	—	796	97	796	97
Other securities	3	—	—	7,207	956	7,207	956
Total	115	$699	$3	$1,259,896	$33,647	$1,260,595	$33,650
December 31, 2023
Available for Sale
U.S. treasuries	68	$4,838	$90	$1,401,669	$62,545	$1,406,507	$62,635
U.S. federal agencies	3	1,100	3	—	—	1,100	3
Mortgage backed securities	74	80	—	13,261	1,677	13,341	1,677
States and political subdivisions	6	306	4	1,847	110	2,153	114
Asset backed securities	1	—	—	12,512	282	12,512	282
Other securities	3	—	—	6,773	1,390	6,773	1,390
Total	155	$6,324	$97	$1,436,062	$66,004	$1,442,386	$66,101

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of September 30, 2024 and December 31, 2023, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(3) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	939,520	960,944
Commercial real estate non-owner occupied	1,632,472	1,486,420
Construction and development < 60 months	713,138	642,643
Construction residential real estate < 60 months	262,101	283,486
Residential real estate first lien	1,395,163	1,258,744
Residential real estate all other	271,598	244,696
Agriculture	428,012	427,139
Commercial non-real estate	1,482,474	1,289,452
Consumer non-real estate	476,475	476,467
Oil and gas	579,408	586,654
Total (1)	$8,180,361	$7,656,645
(1) Excludes accrued interest receivable of $42.2 million at September 30, 2024 and $39.4 million at December 31, 2023, that is recorded in accrued interest receivable and other assets.

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

Other Real Estate Owned and Repossessed Assets and Loan Modifications

The following is a summary of other real estate owned and repossessed assets:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Other real estate owned and repossessed assets	$39,519	$34,200

As of both September 30, 2024 and December 31, 2023, other real estate owned included a commercial real estate property recorded at approximately $31.1 million and $29.4 million, respectively. The increase in OREO and this commercial real estate property was primarily due to tenant improvements associated with new and renewing leases during the nine months ended September 30, 2024. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Rental income	$3,043	$2,911	$9,069	$8,379
Operating expense	2,601	2,690	7,524	8,038

During the nine months ended September 30, 2024, the Company sold property held in other real estate owned for a total gain of $1.3 million, compared to a total gain of $378,000 in the nine months ended September 30, 2023.

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of loans modified during the nine months ended September 30, 2024 was approximately $8.4 million compared to $5.3 million during the year ended December 31, 2023.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either the nine months ended September 30, 2024 or 2023. In addition, all loans identified as nonaccrual loans have related allowances for credit losses at September 30, 2024 and December 31, 2023, respectively. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.6 million for the nine months ended September 30, 2024 and approximately $1.1 million for the nine months ended September 30, 2023.

Nonaccrual loans guaranteed by government agencies totaled approximately $7.5 million at September 30, 2024 and approximately $6.7 million at December 31, 2023.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$5,959	$1,686
Commercial real estate non-owner occupied	2,779	874
Construction and development < 60 months	20,349	800
Construction residential real estate < 60 months	561	638
Residential real estate first lien	4,269	3,336
Residential real estate all other	889	899
Agriculture	2,051	3,662
Commercial non-real estate	5,911	10,101
Consumer non-real estate	917	449
Oil and gas	1,796	2,128
Total	$45,481	$24,573

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of September 30, 2024
Real estate:
Commercial real estate owner occupied	$2,856	$9,208	$5,803	$17,867	$921,653	$939,520	$171
Commercial real estate non-owner occupied	68	1,686	952	2,706	1,629,766	1,632,472	524
Construction and development < 60 months	304	107	20,442	20,853	692,285	713,138	282
Construction residential real estate < 60 months	635	—	827	1,462	260,639	262,101	548
Residential real estate first lien	5,482	1,967	2,990	10,439	1,384,724	1,395,163	916
Residential real estate all other	1,299	356	901	2,556	269,042	271,598	238
Agriculture	1,796	331	1,657	3,784	424,228	428,012	1,191
Commercial non-real estate	2,011	2,297	5,496	9,804	1,472,670	1,482,474	329
Consumer non-real estate	3,303	817	810	4,930	471,545	476,475	429
Oil and gas	—	232	—	232	579,176	579,408	—
Total	$17,754	$17,001	$39,878	$74,633	$8,105,728	$8,180,361	$4,628

As of December 31, 2023
Real estate:
Commercial real estate owner occupied	$1,386	$26	$5,598	$7,010	$953,934	$960,944	$4,377
Commercial real estate non-owner occupied	2,224	7,371	1,786	11,381	1,475,039	1,486,420	913
Construction and development < 60 months	198	158	800	1,156	641,487	642,643	—
Construction residential real estate < 60 months	1,542	206	405	2,153	281,333	283,486	332
Residential real estate first lien	3,879	1,204	1,849	6,932	1,251,812	1,258,744	731
Residential real estate all other	757	190	613	1,560	243,136	244,696	549
Agriculture	1,694	724	1,227	3,645	423,494	427,139	579
Commercial non-real estate	1,501	436	10,028	11,965	1,277,487	1,289,452	1,714
Consumer non-real estate	3,248	1,090	594	4,932	471,535	476,467	347
Oil and gas	—	—	92	92	586,562	586,654	—
Total	$16,429	$11,405	$22,992	$50,826	$7,605,819	$7,656,645	$9,542

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

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
As of September 30, 2024
Commercial real estate owner occupied
Grade 1	$57,484	$100,209	$148,898	$102,563	$77,151	$175,433	$18,792	$680,530
Grade 2	25,814	37,446	48,964	47,874	21,235	35,911	4,971	222,215
Grade 3	12,960	7,293	3,687	4,596	915	2,609	160	32,220
Grade 4	1,650	377	20	49	352	1,985	122	4,555
Total commercial real estate owner occupied	97,908	145,325	201,569	155,082	99,653	215,938	24,045	939,520
Commercial real estate non-owner occupied
Grade 1	$74,870	$271,096	$280,887	$187,555	$119,241	$122,367	$40,695	$1,096,711
Grade 2	91,056	105,735	129,516	81,139	29,760	64,675	4,002	505,883
Grade 3	11,030	—	13,616	1,686	33	243	—	26,608
Grade 4	185	141	—	304	98	2,542	—	3,270
Total commercial real estate non-owner occupied	177,141	376,972	424,019	270,684	149,132	189,827	44,697	1,632,472
Construction and development < 60 months
Grade 1	$74,367	$79,181	$171,801	$30,183	$9,039	$7,416	$29,490	$401,477
Grade 2	79,077	116,406	60,905	1,202	1,567	14,489	11,913	285,559
Grade 3	4,736	88	—	663	69	66	—	5,622
Grade 4	51	18	831	100	138	—	19,342	20,480
Total construction and development < 60 months	158,231	195,693	233,537	32,148	10,813	21,971	60,745	713,138
Construction residential real estate < 60 months
Grade 1	$104,772	$35,253	$3,954	$91	$1,284	$532	$10,942	$156,828
Grade 2	66,604	15,903	2,471	9	12	—	14,451	99,450
Grade 3	4,916	—	—	—	—	—	—	4,916
Grade 4	511	190	206	—	—	—	—	907
Total construction residential real estate < 60 months	176,803	51,346	6,631	100	1,296	532	25,393	262,101
Residential real estate first lien
Grade 1	$213,294	$220,298	$208,733	$157,011	$101,934	$181,950	$986	$1,084,206
Grade 2	55,742	70,183	49,081	35,708	24,668	46,015	969	282,366
Grade 3	4,640	3,918	3,005	2,897	2,157	5,635	—	22,252
Grade 4	1,224	700	448	1,780	453	1,734	—	6,339
Grade 5	—	—	—	—	—	—	—	—
Total residential real estate first lien	274,900	295,099	261,267	197,396	129,212	235,334	1,955	1,395,163
Residential real estate all other
Grade 1	$31,285	$31,220	$20,562	$5,993	$6,922	$11,298	$55,518	$162,798
Grade 2	5,421	4,896	4,417	1,342	1,331	3,762	82,285	103,454
Grade 3	571	401	226	174	197	594	1,629	3,792
Grade 4	262	169	50	—	142	24	907	1,554
Total residential real estate all other	37,539	36,686	25,255	7,509	8,592	15,678	140,339	271,598
Agriculture
Grade 1	$36,702	$45,768	$41,775	$29,706	$21,769	$43,550	$42,446	$261,716
Grade 2	25,454	19,370	19,784	14,665	9,183	18,189	35,079	141,724
Grade 3	2,497	8,160	1,503	1,481	2,548	3,085	2,744	22,018
Grade 4	646	491	824	170	74	252	97	2,554
Total Agriculture	65,299	73,789	63,886	46,022	33,574	65,076	80,366	428,012
Commercial non-real estate
Grade 1	$124,981	$127,161	$142,229	$122,786	$24,896	$52,512	$426,523	$1,021,088
Grade 2	96,479	84,077	32,323	20,523	4,708	6,396	202,912	447,418
Grade 3	1,647	3,005	2,292	599	126	282	2,438	10,389
Grade 4	891	482	647	245	432	89	545	3,331
Grade 5	—	—	71	6	1	170	—	248
Total commercial non-real estate	223,998	214,725	177,562	144,159	30,163	59,449	632,418	1,482,474
Consumer non-real estate
Grade 1	$154,137	$130,104	$65,270	$34,106	$9,199	$4,752	$11,574	$409,142
Grade 2	15,183	16,368	10,112	4,926	1,227	1,002	10,128	58,946
Grade 3	1,460	2,134	1,529	917	275	241	15	6,571
Grade 4	231	720	418	270	95	58	2	1,794
Grade 5	—	22	—	—	—	—	—	22
Total consumer non-real estate	171,011	149,348	77,329	40,219	10,796	6,053	21,719	476,475
Oil and gas
Grade 1	$77,698	$15,998	$5,293	$23,811	$4,967	$2,427	$232,703	$362,897
Grade 2	110,739	7,652	4,652	584	366	244	90,353	214,590
Grade 3	288	453	—	173	—	—	475	1,389
Grade 4	—	—	—	110	—	422	—	532
Total oil and gas	188,725	24,103	9,945	24,678	5,333	3,093	323,531	579,408
Total loans held for investment	$1,571,555	$1,563,086	$1,481,000	$917,997	$478,564	$812,951	$1,355,208	$8,180,361

The following tables summarize the Company's gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended September 30, 2024
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	189	—	—	—	—	189
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	—	24	61	—	—	—	—	85
Residential real estate all other
Current-period gross charge-offs	20	—	25	—	—	5	—	50
Agriculture
Current-period gross charge-offs	—	25	8	—	—	—	—	33
Commercial non-real estate
Current-period gross charge-offs	50	91	56	9	84	8	—	298
Consumer non-real estate
Current-period gross charge-offs	166	124	91	38	10	2	—	431
Oil and gas
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total current-period gross charge-offs	$236	$264	$430	$47	$94	$15	$—	$1,086

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended September 30, 2023
Commercial real estate owner occupied
Current-period gross charge-offs	$174	$189	$25	$112	$147	$158	$—	$805
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	—	—	71	11	—	18	—	100
Residential real estate all other
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Agriculture
Current-period gross charge-offs	—	150	9	—	—	—	—	159
Commercial non-real estate
Current-period gross charge-offs	19	15	46	—	51	108	—	239
Consumer non-real estate
Current-period gross charge-offs	192	146	56	12	1	18	2	427
Oil and gas
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total current-period gross charge-offs	$385	$500	$207	$135	$199	$302	$2	$1,730

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Nine months ended September 30, 2024
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$15	$—	$—	$—	$15
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	12	189	1	1	—	—	203
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	3	—	—	—	—	—	3
Residential real estate first lien
Current-period gross charge-offs	3	47	61	3	4	57	—	175
Residential real estate all other
Current-period gross charge-offs	20	—	25	—	—	7	27	79
Agriculture
Current-period gross charge-offs	—	25	45	13	—	—	—	83
Commercial non-real estate
Current-period gross charge-offs	56	1,247	374	149	96	324	1,886	4,132
Consumer non-real estate
Current-period gross charge-offs	187	624	338	117	44	47	15	1,372
Oil and gas
Current-period gross charge-offs	—	9	83	—	—	—	—	92
Total current-period gross charge-offs	$266	$1,967	$1,115	$298	$145	$435	$1,928	$6,154

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Nine months ended September 30, 2023
Commercial real estate owner occupied
Current-period gross charge-offs	$174	$196	$26	$134	$165	$158	$—	$853
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	—	—	3	—	3
Construction and development < 60 months
Current-period gross charge-offs	—	2	—	2	—	—	—	4
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	—	—	90	32	—	22	—	144
Residential real estate all other
Current-period gross charge-offs	—	4	19	—	1	4	—	28
Agriculture
Current-period gross charge-offs	—	154	9	317	14	2	—	496
Commercial non-real estate
Current-period gross charge-offs	61	116	109	20	51	160	—	517
Consumer non-real estate
Current-period gross charge-offs	221	408	203	41	38	35	19	965
Oil and gas
Current-period gross charge-offs	—	2	—	—	—	—	—	2
Total current-period gross charge-offs	$456	$882	$456	$546	$269	$384	$19	$3,012

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

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2024
Real estate:
Commercial real estate owner occupied	$7,370	$—	$46	$46	$(8)	$7,408
Commercial real estate non-owner occupied	33,867	(189)	94	(95)	(26)	33,746
Construction and development < 60 months	6,780	—	—	—	1,575	8,355
Construction residential real estate < 60 months	3,519	—	—	—	(178)	3,341
Residential real estate first lien	5,572	(85)	—	(85)	159	5,646
Residential real estate all other	1,729	(50)	3	(47)	55	1,737
Agriculture	5,917	(33)	18	(15)	15	5,917
Commercial non-real estate	21,475	(298)	100	(198)	983	22,260
Consumer non-real estate	4,383	(431)	50	(381)	378	4,380
Oil and gas	9,014	—	—	—	78	9,092
Total	$99,626	$(1,086)	$311	$(775)	$3,031	$101,882

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2023
Real estate:
Commercial real estate owner occupied	$6,808	$(805)	$3	$(802)	$809	$6,815
Commercial real estate non-owner occupied	33,432	—	—	—	1,182	34,614
Construction and development < 60 months	3,440	—	3	3	467	3,910
Construction residential real estate < 60 months	3,553	—	—	—	(9)	3,544
Residential real estate first lien	4,755	(100)	—	(100)	109	4,764
Residential real estate all other	1,661	—	1	1	3	1,665
Agriculture	6,426	(159)	—	(159)	166	6,433
Commercial non-real estate	25,127	(239)	243	4	(886)	24,245
Consumer non-real estate	4,344	(427)	24	(403)	448	4,389
Oil and gas	7,374	—	—	—	23	7,397
Total	$96,920	$(1,730)	$274	$(1,456)	$2,312	$97,776

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Nine Months Ended September 30, 2024
Real estate:
Commercial real estate owner occupied	$7,483	$(15)	$77	$62	$(137)	$7,408
Commercial real estate non-owner occupied	33,080	(203)	94	(109)	775	33,746
Construction and development < 60 months	3,950	—	—	—	4,405	8,355
Construction residential real estate < 60 months	3,414	(3)	—	(3)	(70)	3,341
Residential real estate first lien	4,914	(175)	25	(150)	882	5,646
Residential real estate all other	1,646	(79)	11	(68)	159	1,737
Agriculture	6,137	(83)	35	(48)	(172)	5,917
Commercial non-real estate	22,745	(4,132)	413	(3,719)	3,234	22,260
Consumer non-real estate	4,401	(1,372)	177	(1,195)	1,174	4,380
Oil and gas	9,030	(92)	—	(92)	154	9,092
Total	$96,800	$(6,154)	$832	$(5,322)	$10,404	$101,882

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Nine Months Ended September 30, 2023
Real estate:
Commercial real estate owner occupied	$6,416	$(853)	$55	$(798)	$1,197	$6,815
Commercial real estate non-owner occupied	30,190	(3)	—	(3)	4,427	34,614
Construction and development < 60 months	3,778	(4)	9	5	127	3,910
Construction residential real estate < 60 months	3,275	—	—	—	269	3,544
Residential real estate first lien	4,092	(144)	13	(131)	803	4,764
Residential real estate all other	1,418	(28)	4	(24)	271	1,665
Agriculture	6,217	(496)	13	(483)	699	6,433
Commercial non-real estate	25,106	(517)	392	(125)	(736)	24,245
Consumer non-real estate	4,132	(965)	116	(849)	1,106	4,389
Oil and gas	8,104	(2)	—	(2)	(705)	7,397
Total	$92,728	$(3,012)	$602	$(2,410)	$7,458	$97,776

Purchased Credit Deteriorated Loans

The Company has previously purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the nine months ended September 30, 2024 and 2023.

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the nine months ended September 30, 2024 and 2023, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent.

The following tables summarize collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of September 30, 2024
Real estate:
Commercial real estate owner occupied	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	2,018	—	—	2,018	24
Construction and development < 60 months	20,141	—	—	20,141	3,755
Construction residential real estate < 60 months	279	—	—	279	89
Residential real estate first lien	90	—	—	90	39
Residential real estate all other	136	—	—	136	69
Agriculture	1,778	192	14	1,984	983
Commercial non-real estate	—	3,747	186	3,933	1,327
Consumer non-real estate	—	—	326	326	261
Oil and gas	—	—	—	—	—
Total collateral-dependent loans held for investment	$24,442	$3,939	$526	$28,907	$6,547

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2023
Real estate:
Commercial real estate owner occupied	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	632	—	—	632	250
Construction and development < 60 months	800	—	—	800	225
Construction residential real estate < 60 months	638	—	—	638	134
Residential real estate first lien	189	—	—	189	62
Residential real estate all other	140	—	—	140	140
Agriculture	1,841	593	15	2,449	1,386
Commercial non-real estate	—	6,090	241	6,331	1,867
Consumer non-real estate	—	—	147	147	88
Oil and gas	—	—	—	—	—
Total collateral-dependent loans held for investment	$4,240	$6,683	$403	$11,326	$4,152

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

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Other real estate owned	$10,111	$2,236
Repossessed assets	2,332	1,448
Total	$12,443	$3,684

(4) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
September 30, 2024
Core deposit intangibles	$33,550	$(19,597)	$13,953
Customer relationship intangibles	3,350	(3,258)	92
Total	$36,900	$(22,855)	$14,045
December 31, 2023
Core deposit intangibles	$33,550	$(17,027)	$16,523
Customer relationship intangibles	3,350	(3,169)	181
Total	$36,900	$(20,196)	$16,704

The following is a summary of goodwill by business segment:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Nine months ended September 30, 2024
Balance at beginning and end of period	$13,767	$61,420	$68,855	$32,133	$5,464	$624	$182,263

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

(6) STOCK-BASED COMPENSATION

On May 25, 2023, the shareholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan will continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At September 30, 2024 there were 458,675 shares available for future grants. The restricted stock units ("RSU's") vest beginning two years from the date of grant at the rate of 20% per year for five years. The RSU's are settled and distributed as of each vesting date. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Nine Months Ended September 30, 2024
Nonvested at December 31, 2023	32,075	$87.23
Granted	10,750	93.85
Forfeited	(1,500)	83.61
Nonvested at September 30, 2024	41,325	89.08

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of September 30, 2024, there are 37,399 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2030, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 5,022 and 18,136 shares of common stock distributed from the Deferred Stock Compensation Plan during the nine months ended September 30, 2024 and 2023, respectively.

A summary of the accumulated stock units under the Deferred Stock Compensation Plan is as follows:

	September 30, 2024	December 31, 2023
Accumulated stock units	121,241	119,575
Average price	$43.43	$40.03

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

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Nine Months Ended September 30, 2024
Outstanding at December 31, 2023	1,241,391	$53.12
Options exercised	(184,649)	32.83
Options canceled, forfeited or expired	(14,500)	91.45
Outstanding at September 30, 2024	1,042,242	56.18	9.54 Yrs.	$51,141
Exercisable at September 30, 2024	421,117	38.99	6.63 Yrs.	$27,901

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Total intrinsic value of options exercised	$6,846	$176	$11,931	$2,507
Cash received from options exercised	3,639	75	6,061	1,614
Tax benefit realized from options exercised	1,646	43	2,868	603

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the nine months ended September 30, 2024 or 2023.

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income. The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Stock-based compensation expense	$945	$864	$2,580	$2,077
Tax benefit	227	208	620	500
Stock-based compensation expense, net of tax	$718	$656	$1,960	$1,577

The Company amortizes the unearned stock-based compensation expense over the remaining weighted average vesting period of approximately five years for unvested stock options and six years for unvested RSU's. The following table shows the unearned stock-based compensation expense for unvested stock options and unvested RSU's:

September 30, 2024
(Dollars in thousands)
Unearned stock-based compensation expense for unvested stock options	$8,106
Unearned stock-based compensation expense for unvested RSU's	3,161

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

September 30, 2024
Shares remaining to be repurchased	479,784

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of September 30, 2024, BancFirst Corporation, BancFirst, Pegasus and Worthington each met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2024:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,599,885	17.53%	$729,952	8.00%	$958,062	10.50%	N/A	N/A
BancFirst	1,232,839	16.12%	611,761	8.00%	802,936	10.50%	$764,701	10.00%
Pegasus	149,997	15.77%	76,071	8.00%	99,843	10.50%	95,089	10.00%
Worthington	54,111	12.27%	35,284	8.00%	46,310	10.50%	44,105	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,412,664	15.48%	$410,598	4.50%	$638,708	7.00%	N/A	N/A
BancFirst	1,127,513	14.74%	344,115	4.50%	535,291	7.00%	$497,056	6.50%
Pegasus	140,511	14.78%	42,790	4.50%	66,562	7.00%	61,808	6.50%
Worthington	50,016	11.34%	19,847	4.50%	30,873	7.00%	28,668	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,438,664	15.77%	$547,464	6.00%	$775,574	8.50%	N/A	N/A
BancFirst	1,147,513	15.01%	458,821	6.00%	649,996	8.50%	$611,761	8.00%
Pegasus	140,511	14.78%	57,053	6.00%	80,826	8.50%	76,071	8.00%
Worthington	50,016	11.34%	26,463	6.00%	37,489	8.50%	35,284	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,438,664	11.19%	$514,059	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,147,513	10.52%	436,513	4.00%	N/A	N/A	$545,642	5.00%
Pegasus	140,511	10.55%	53,263	4.00%	N/A	N/A	66,579	5.00%
Worthington	50,016	8.59%	23,294	4.00%	N/A	N/A	29,117	5.00%

As of September 30, 2024, BancFirst, Pegasus and Worthington were classified by the Federal Reserve as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities qualify as Tier 1 capital and its Subordinated Notes qualify as Tier 2 capital. The Company's Subordinated Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines. BancFirst, Pegasus and Worthington have had no events or conditions that management believes would materially change their category under capital requirements existing as of the report dates.

(8) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)

(Numerator)
Income available to common stockholders	$58,903	$50,988	$159,878	$163,531
(Denominator)
Weighted average shares outstanding for basic earnings per common share	33,097,164	32,937,149	33,015,741	32,916,996
Dilutive effect of stock compensation	549,385	602,240	551,376	576,019
Weighted-average shares outstanding for diluted earnings per common share	33,646,549	33,539,389	33,567,117	33,493,015

Basic earnings per share	$1.78	$1.55	$4.84	$4.97
Diluted earnings per share	$1.75	$1.52	$4.76	$4.88

The following table shows the number of options and RSU's that were excluded from the computation of diluted net income per common share for each period because they were anti-dilutive for the period:

Shares
Three Months Ended September 30, 2024	204,005
Three Months Ended September 30, 2023	263,176
Nine Months Ended September 30, 2024	250,142
Nine Months Ended September 30, 2023	278,828

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2024
Debt securities available for sale:
U.S. Treasury	$1,331,323	$—	$—	$1,331,323
U.S. federal agencies	—	8,908	—	8,908
Mortgage-backed securities	—	14,002	—	14,002
States and political subdivisions	—	6,345	150	6,495
Asset backed securities	—	8,140	—	8,140
Other debt securities	—	7,207	—	7,207
Derivative assets	—	26,376	—	26,376
Derivative liabilities	—	24,717	—	24,717

December 31, 2023
Debt securities available for sale:
U.S. Treasury	$1,498,045	$—	$—	$1,498,045
U.S. federal agencies	—	11,770	—	11,770
Mortgage-backed securities	—	14,795	—	14,795
States and political subdivisions	—	9,830	180	10,010
Asset backed securities	—	12,512	—	12,512
Other debt securities		6,773		6,773
Derivative assets	—	41,099	—	41,099
Derivative liabilities	—	39,176	—	39,176

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at the beginning of the year	$180	$454
Transfers to level 2	—	(244)
Settlements	(30)	(30)
Balance at the end of the period	$150	$180

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2024, the Company did not transfer any debt securities. During the year ended December 31, 2023, the Company transferred debt securities from Level 3 to Level 2 due to a review of the pricing models that determined some state and political subdivision securities to be Level 2.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended September 30, 2024
Equity securities	$12,768
Collateral dependent loans	525
Repossessed assets	571
Other real estate owned	8,007
As of and for the Year-to-date Period Ended December 31, 2023
Equity securities	$13,144
Collateral dependent loans	1,894
Repossessed assets	474
Other real estate owned	31,773

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$2,992,073	$2,992,073	$2,397,463	$2,397,463
Federal funds sold	—	—	$1,316	1,316
Debt securities held for investment	3	3	5	5
Loans held for sale	7,841	7,841	3,489	3,489
Level 3 inputs:
Debt securities held for investment	835	835	1,185	1,185
Loans, net of allowance for credit losses	8,078,479	9,007,747	7,559,845	7,356,768
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	11,474,352	11,244,035	10,700,122	10,413,348
Short-term borrowings	4,429	4,429	3,351	3,351
Subordinated debt	86,143	80,227	86,101	79,271
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,597		4,875
Letters of credit		701		637

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. In addition, the Company has no non-financial liabilities measured at fair value on a nonrecurring basis. Non-financial assets measured at fair value on a nonrecurring basis include intangible assets. The intangible assets are evaluated at least annually for impairment. The overall levels of non-financial assets measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2024 or December 31, 2023.

(10) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. The Company had a margin liability in other liabilities in the amount of $10.7 million at September 30, 2024 and $15.5 million at December 31, 2023.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		September 30, 2024		December 31, 2023
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	3,409	$16,429	3,896	$20,567
Derivative liabilities	Barrels	(3,409)	(15,558)	(3,896)	(19,512)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	32,060	9,947	46,140	20,532
Derivative liabilities	MMBTUs/Gallons	(32,060)	(9,159)	(46,140)	(19,664)

Total Fair Value	Included in
Derivative assets	Other assets		26,376		41,099
Derivative liabilities	Other liabilities		(24,717)		(39,176)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)		(Dollars in thousands)
Derivative income	$82	$115	$279	$464

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

The following table is a summary of the Company's net credit exposure relating to oil and gas swaps and options with bank counterparties:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Credit exposure	$25,806	$39,527

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

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2024
Net interest income	$30,214	$63,699	$12,849	$4,675	$1,364	$2,156	$—	$114,957
Noninterest income	5,692	17,787	394	238	16,241	67,087	(58,727)	48,712
Income before taxes	23,426	43,494	7,188	1,273	6,787	49,880	(58,144)	73,904

Three Months Ended September 30, 2023
Net interest income	$30,258	$56,644	$11,334	$4,160	$1,063	$849	$—	$104,308
Noninterest income	5,533	15,986	561	301	14,542	59,923	(52,397)	44,449
Income before taxes	22,043	38,985	6,559	693	5,541	43,282	(51,873)	65,230

Nine Months Ended September 30, 2024
Net interest income	$87,546	$185,420	$35,079	$13,526	$3,486	$5,900	$—	$330,957
Noninterest income	16,423	50,591	1,053	709	44,917	183,579	(159,716)	137,556
Income before taxes	66,966	124,553	16,445	2,686	17,261	134,176	(158,807)	203,280

Nine Months Ended September 30, 2023
Net interest income	$90,266	$171,946	$39,994	$12,907	$3,063	$1,214	$—	$319,390
Noninterest income	18,710	55,504	1,242	835	41,064	189,754	(166,858)	140,251
Income before taxes	66,941	125,768	26,060	3,114	16,003	137,624	(165,969)	209,541

Total Assets:
September 30, 2024	$3,484,436	$7,672,481	$1,506,885	$627,105	$93,819	$1,567,000	$(1,638,244)	$13,313,482
December 31, 2023	3,598,888	7,012,905	1,280,618	600,364	121,601	1,307,714	(1,550,048)	12,372,042

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2024 and December 31, 2023 and results of operations for the three and nine months ended September 30, 2024 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2023, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2023 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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
•
Changes in the financial performance and/or condition of the Company’s borrowers, including the impact of higher interest rates.
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

SUMMARY

The Company’s net income for the third quarter of 2024 was $58.9 million compared to $51.0 million for the third quarter of 2023. Diluted net income per common share was $1.75 and $1.52 for the third quarter of 2024 and 2023, respectively.

The Company’s net interest income for the third quarter of 2024 increased to $115.0 million from $104.3 million for the third quarter of 2023. Loan volume was the primary driver of the change in net interest income, but was partially offset by the impact of the shifting mix between interest-bearing and noninterest-bearing deposits. Net interest margin for the third quarter of 2024 was 3.78% compared to 3.73% for the third quarter of 2023. For the third quarter of 2024, the Company recorded a provision for credit losses of $3.0 million compared to $2.3 million for the third quarter of 2023.

Noninterest income for the third quarter of 2024 totaled $48.7 million compared to $44.4 million for the third quarter of 2023. Trust revenue, treasury income, sweep fees and insurance commissions each increased when compared to third quarter last year.

Noninterest expense for the third quarter of 2024 increased to $86.7 million compared to $81.2 million for the third quarter of 2023. The increase in noninterest expense was primarily related to growth in salaries and employee benefits of $4.0 million.

At September 30, 2024, the Company’s total assets were $13.3 billion, an increase of $941.4 million from December 31, 2023. Loans grew $528.1 million from December 31, 2023, totaling $8.2 billion at September 30, 2024. Deposits totaled $11.5 billion, an increase of $774.2 million from December 31, 2023. Off-balance-sheet sweep accounts totaled $4.3 billion at September 30, 2024, down $60.6 million from December 31, 2023. The Company’s total stockholders’ equity at September 30, 2024 was $1.6 billion, an increase of $150.7 million over December 31, 2023.

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

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following table presents certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $5.0 million for the three months ended September 30, 2024 compared to $6.0 million for the three months ended September 30, 2023. Loan fees included in interest income were $15.9 million for the nine months ended September 30, 2024 compared to $17.3 million for the nine months ended September 30, 2023.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended September 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$8,103,297	$144,179	7.06%	$7,379,572	$122,005	6.56%
Securities – taxable	1,406,344	8,341	2.35	1,552,590	9,260	2.37
Securities – tax exempt	2,374	23	3.87	2,990	27	3.61
Federal funds sold and interest-bearing deposits with banks	2,574,083	35,267	5.44	2,162,655	29,052	5.33
Total earning assets	12,086,098	187,810	6.17	11,097,807	160,344	5.73
Nonearning assets:
Cash and due from banks	195,636			197,702
Interest receivable and other assets	810,781			813,824
Allowance for credit losses	(99,967)			(97,591)
Total nonearning assets	906,450			913,935
Total assets	$12,992,548			$12,011,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$5,064,491	$47,386	3.71%	$4,381,614	$39,658	3.59%
Savings deposits	1,078,383	9,277	3.41	1,069,106	8,636	3.20
Time deposits	1,275,206	14,952	4.65	816,779	6,544	3.18
Short-term borrowings	4,423	48	4.30	4,937	49	3.94
Subordinated debt	86,134	1,030	4.74	86,077	1,030	4.75
Total interest-bearing liabilities	7,508,637	72,693	3.84	6,358,513	55,917	3.49
Interest-free funds:
Noninterest-bearing deposits	3,793,962			4,183,422
Interest payable and other liabilities	146,868			114,867
Stockholders’ equity	1,543,081			1,354,940
Total interest free funds	5,483,911			5,653,229
Total liabilities and stockholders’ equity	$12,992,548			$12,011,742
Net interest income		$115,117			$104,427
Net interest spread			2.33%			2.24%
Effect of interest free funds			1.45%			1.49%
Net interest margin			3.78%			3.73%

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Nine Months Ended September 30,
	2024			2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$7,916,192	$414,274	6.97%	$7,212,231	$341,194	6.33%
Debt securities – taxable	1,484,049	26,454	2.37	1,576,358	27,659	2.35
Debt securities – tax exempt	2,474	71	3.80	3,239	65	2.70
Federal funds sold and interest-bearing deposits with banks	2,370,685	97,388	5.47	2,362,174	87,879	4.97
Total earning assets	11,773,400	538,187	6.09	11,154,002	456,797	5.48
Nonearning assets:
Cash and due from banks	200,515			205,269
Interest receivable and other assets	807,891			810,025
Allowance for credit losses	(98,327)			(95,614)
Total nonearning assets	910,079			919,680
Total assets	$12,683,479			$12,073,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$4,933,831	$136,899	3.70%	$4,270,554	$99,197	3.11%
Savings deposits	1,070,512	27,502	3.42	1,098,752	20,524	2.50
Time deposits	1,146,042	39,106	4.55	756,962	14,026	2.48
Short-term borrowings	5,673	203	4.76	7,324	261	4.76
Subordinated debt	86,120	3,091	4.78	86,063	3,091	4.80
Total interest-bearing liabilities	7,242,178	206,801	3.80	6,219,655	137,099	2.95
Interest-free funds:
Noninterest-bearing deposits	3,818,752			4,432,349
Interest payable and other liabilities	132,698			101,574
Stockholders’ equity	1,489,851			1,320,104
Total interest free funds	5,441,301			5,854,027
Total liabilities and stockholders’ equity	$12,683,479			$12,073,682
Net interest income		$331,386			$319,698
Net interest spread			2.29%			2.53%
Effect of interest free funds			1.46%			1.30%
Net interest margin			3.75%			3.83%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income Statement Data
Net interest income	$114,957	$104,308	$330,957	$319,390
Provision for credit losses	3,031	2,312	10,404	7,458
Securities transactions	(308)	(361)	(258)	(464)
Total noninterest income	48,712	44,449	137,556	140,251
Salaries and employee benefits	54,215	50,200	157,671	149,255
Total noninterest expense	86,734	81,215	254,829	242,642
Net income	58,903	50,988	159,878	163,531
Per Common Share Data
Net income – basic	$1.78	$1.55	$4.84	$4.97
Net income – diluted	1.75	1.52	4.76	4.88
Cash dividends	0.46	0.43	1.32	1.23
Performance Data
Return on average assets	1.80%	1.68%	1.68%	1.81%
Return on average stockholders’ equity	15.14	14.93	14.30	16.56
Cash dividend payout ratio	25.84	27.74	27.27	24.75
Net interest spread	2.33	2.24	2.29	2.53
Net interest margin	3.78	3.73	3.75	3.83
Efficiency ratio	52.99	54.60	54.39	52.79
Net charge-offs to average loans	0.01	0.02	0.07	0.03

Net Interest Income

For the three months ended September 30, 2024, net interest income, which is the Company’s principal source of operating revenue, increased $10.6 million or 10.2% compared to the three months ended September 30, 2023. The primary driver of the increase in net interest income was higher loan volume. Rate increases also attributed to the increase in net interest income. Higher loan volume and increasing rates were partially offset by the expense associated with the shifting mix between interest and noninterest-bearing deposits. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin for the third quarter of 2024 increased compared to the third quarter of 2023.

Net interest income for the nine months ended September 30, 2024 increased $11.6 million or 3.6% compared to the nine months ended September 30, 2023. The primary driver of the increase in net interest income was higher loan volume. Rate increases also attributed to the increase in net interest income. Higher loan volume and increasing rates were partially offset by the expense associated with the shifting mix between interest and noninterest-bearing deposits. The Company’s net interest margin for the nine months ended September 30, 2024 decreased compared to the nine months ended September 30, 2023.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

The following table presents the change in net interest income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$22,174	$12,142	$10,032
Securities—taxable	(919)	(820)	(99)
Securities—tax exempt	(4)	(5)	1
Federal funds sold and interest-bearing deposits with banks	6,215	6,107	108
Total interest income	27,466	17,424	10,042
Interest Expense:
Money market and interest-bearing checking deposits	7,728	6,981	747
Savings deposits	641	76	565
Time deposits	8,408	4,531	3,877
Short-term borrowings	(1)	7	(8)
Subordinated debt	—	1	(1)
Total interest expense	16,776	11,596	5,180
Net interest income	$10,690	$5,828	$4,862
(1) The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

The following table presents the change in net interest income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$73,080	$35,853	$37,227
Securities—taxable	(1,205)	(1,283)	78
Securities—tax exempt	6	(15)	21
Federal funds sold and interest-bearing deposits with banks	9,509	1,762	7,747
Total interest income	81,390	36,317	45,073
Interest Expense:
Money market and interest-bearing checking deposits	37,702	19,212	18,490
Savings deposits	6,978	(417)	7,395
Time deposits	25,080	9,023	16,057
Short-term borrowings	(58)	(63)	5
Subordinated debt	—	18	(18)
Total interest expense	69,702	27,773	41,929
Net interest income	$11,688	$8,544	$3,144
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

The increased provision for credit losses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to loan growth. Net loan charge-offs were $775,000 for the third quarter of 2024 compared to net loan charge-offs of $1.5 million for the third quarter of 2023.

The increased provision for credit losses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to loan growth. Net loan charge-offs were $5.3 million for the nine months ended September 30, 2024, compared to $2.4 million for the same period of the prior year.

Noninterest Income

Noninterest income increased by $4.3 million for the third quarter of 2024 compared to the third quarter of 2023. Trust revenue, treasury income, sweep fees and insurance commissions each increased when compared to last year.

Noninterest income included non-sufficient funds ("NSF") and overdraft fees totaling $8.2 million and $7.4 million for the three months ended September 30, 2024 and 2023, respectively. This represents 16.9% and 16.7% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $6.7 million and $6.6 million during the three months ended September 30, 2024 and 2023, respectively. This represents 13.7% and 14.9% of the Company’s noninterest income for the respective periods.

Noninterest income decreased by $2.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in noninterest income was primarily due to an approximate $10.9 million reduction of interchange fees related to the impact of the Durbin Amendment, which was offset by increases in trust revenue, treasury income, sweep fees and insurance commissions.

Noninterest income included NSF and overdraft fees totaling $22.7 million and $20.5 million during the nine months ended September 30, 2024 and 2023, respectively. This represents 16.5% and 14.6% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $20.0 million and $31.0 million during the nine months ended September 30, 2024 and 2023, respectively. This represents 14.5% and 22.1% of the Company’s noninterest income for the respective periods.

The Company is subject to political pressures that could limit our ability to charge for NSF and overdraft fees and could adversely impact our noninterest income. On April 1, 2022, the Company lowered the rates charged on NSF and overdraft fees. The Company also became subject to the reduced interchange fees under the Durbin Amendment, effective July 1, 2023. Consequently, the Company's interchange fee revenue was reduced by approximately $10.9 million in the first half of 2024, as shown above, and reduced by $11.2 million in the last half of 2023. The reduced interchange fees under the Durbin Amendment have now been fully implemented.

Noninterest Expense

Noninterest expense increased by $5.5 million for third quarter of 2024 compared to the third quarter of 2023. The increase in noninterest expenses was primarily related to growth in salaries and employee benefits of $4.0 million.

For the nine months ended September 30, 2024, noninterest expense increased by $12.2 million compared to the nine months ended September 30, 2023. Higher noninterest expenses in 2024 was primarily related to growth in salaries and employee benefits of $8.4 million.

Income Taxes

The Company’s effective tax rate was 20.3% for the third quarter of 2024, compared to 21.8% for the third quarter of 2023.

The Company’s effective tax rate was 21.4% for the first nine months of 2024, compared to 22.0% or the first nine months of 2023.

The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible expenses, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Balance Sheet Data
Total assets	$13,313,482	$12,372,042
Total loans (net of unearned interest)	8,188,202	7,660,134
Allowance for credit losses	101,882	96,800
Debt securities	1,376,913	1,555,095
Deposits	11,474,352	10,700,122
Stockholders' equity	1,584,575	1,433,891
Book value per share	47.84	43.54
Tangible book value per share (non-GAAP)(1)	41.91	37.50
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,584,575	$1,433,891
Less goodwill	182,263	182,263
Less intangible assets, net	14,045	16,704
Tangible stockholders' equity (non-GAAP)	$1,388,267	$1,234,924
Common shares outstanding	33,122,689	32,933,018
Tangible book value per share (non-GAAP)	$41.91	$37.50
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	72.17%	68.87%
Average earning assets to total assets (year-to-date)	92.82	92.39
Average stockholders’ equity to average assets (year-to-date)	11.75	11.03
Asset Quality Data
Loans past due 90 days and still accruing	$4,628	$9,542
Nonaccrual loans (3)	45,481	24,573
Other real estate owned and repossessed assets	39,519	34,200
Asset Quality Ratios:
Nonaccrual loans to total loans	0.56%	0.32%
Allowance for credit losses to total loans	1.24	1.26
Allowance for credit losses to nonaccrual loans	224.01	393.92
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

(3) Government agencies guaranteed approximately $7.5 million of nonaccrual loans at September 30, 2024.

Cash and Due from Banks, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks increased by $593.3 million or 24.7%, to $3.0 billion from December 31, 2023 to September 30, 2024. The increase was related to an increase of interest-bearing deposits partially driven by maturing securities.

Securities

At September 30, 2024, total debt securities decreased $178.2 million, or 11.5% compared to December 31, 2023. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $31.9 million at September 30, 2024, compared to a net unrealized loss of $65.5 million at December 31, 2023. These unrealized losses, net of income tax, are included in the Company’s stockholders’ equity as accumulated other comprehensive loss in the amounts of $24.4 million at September 30, 2024 and $50.0 million at December 31, 2023. During the nine months ended September 30, 2024, the Company purchased $522,000 of debt securities and did not sell any debt securities.

See Note (2) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s securities.

Loans

At September 30, 2024, total loans increased $528.1 million or 6.9% compared to December 31, 2023 as a result of internal loan growth. The preponderance of internal loan growth was from the Company's Oklahoma subsidiary BancFirst. BancFirst's strong liquidity was the driving force behind the loan growth.

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

Nonaccrual Loans

The Company's nonaccrual and past due loans have increased, however, the level of these loans remains low. The Company’s nonaccrual loans are primarily comprised of construction and development real estate loans, commercial real estate loans and commercial non-real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.6 million for the nine months ended September 30, 2024 and $1.1 million for the nine months ended September 30, 2023. Only a small amount of this interest is expected to be ultimately collected. Approximately $7.5 million of nonaccrual loans were guaranteed by government agencies at September 30, 2024.

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

Modified Loans

As of January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2022-02, which eliminated the Troubled Debt Restructurings (“TDR”) recognition and measurement guidance and, instead, requires that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan when a borrower is experiencing financial difficulty. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of loans modified during the period ended September 30, 2024 was approximately $8.4 million compared to $5.3 million during the year ended December 31, 2023.

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

OREO included a larger commercial real estate property recorded at $31.1 million at September 30, 2024 and $29.4 million at December 31, 2023. During the period ended September 30, 2024, the Company made $1.7 million of tenant improvements to this property, which contributed to the increase of total OREO. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Rental income	$3,043	$2,911	$9,069	$8,379
Operating expense	2,601	2,690	7,524	8,038

The Company's total rental income and operating expenses from OREO are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Rental income	$3,067	$3,030	$9,152	$8,746
Operating expense	2,734	2,831	7,865	8,445

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $196.3 million and $199.0 million at September 30, 2024 and December 31, 2023, respectively.

Other assets includes the cash surrender value of key-man life insurance policies totaling $83.9 million and $84.4 million at September 30, 2024 and December 31, 2023, respectively.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $26.4 million at September 30, 2024 and $41.1 million at December 31, 2023. They require a daily margin to be posted, which fluctuates with oil and gas prices and customer activity. The Company had a margin liability included in other liabilities in the amount of $10.7 million at September 30, 2024 and $15.5 million at December 31, 2023. See Note (10) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the Company’s consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $12.8 million at September 30, 2024 and $13.1 million at December 31, 2023. The Company reviews its portfolio of equity securities for impairment at least quarterly.

Low-Income Housing and New Market Tax Credit Investments

During 2024, the Company’s low-income housing tax credit ("LIHTC") investments and New Markets Tax Credits ("NMTC") investments, which are included in other assets on the Company’s consolidated balance sheet, increased $10.2 million.

See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered or reciprocal deposits. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. The Company is highly liquid with a total of cash and due from banks and interest-bearing deposits with banks to total assets of 22.5%.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Deposits

At September 30, 2024, deposits totaled $11.5 billion, an increase of $774.2 million from December 31, 2023. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 95.8% at September 30, 2024 and 97.4% at December 31, 2023. Noninterest-bearing deposits to total deposits were 33.6% at September 30, 2024 compared to 37.2% at December 31, 2023. Quantitative tightening by the Federal Reserve and competition for deposits has increased, and available yields have similarly increased, causing noninterest-bearing deposits to move to interest-bearing deposits and off-balance-sheet sweep account products.

Off-balance-sheet sweep accounts totaled $4.3 billion at both September 30, 2024 and December 31, 2023. The movement of customers' funds into the Company's off-balance-sheet sweep accounts affected the balances of both cash and deposits.

Subordinated Debt

See Note (5) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Short-Term Borrowings and Lines of Credit

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $4.4 million at September 30, 2024 compared to $3.4 million at December 31, 2023.

The Company has several lines of credit available. At September 30, 2024, BancFirst had $877.1 million available on its line of credit from the FHLB of Topeka, Kansas. At September 30, 2024, BancFirst had no advances outstanding under this line of credit. Pegasus had a Federal Reserve discount window capacity of $125.6 million. At September 30, 2024, Pegasus had no advances outstanding under this line of credit. Worthington had $10.5 million in lines of credit with other financial institutions that serve as overnight federal funds facilities, a Federal Reserve discount window capacity of $29.4 million and a $81.8 million line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term rate loans. Worthington had no advances outstanding at September 30, 2024 under any of these lines of credit.

Capital Resources

Stockholders’ equity totaled $1.6 billion at September 30, 2024, an increase of $150.7 million from December 31, 2023. In addition to net income of $159.9 million, other increases in stockholders’ equity during the nine months ended September 30, 2024 included $6.2 million related to common stock issuances for stock option exercises, $2.6 million related to stock-based compensation and $25.6 million in accumulated other comprehensive income, that were partially offset by $43.6 million in dividends. The Company’s leverage ratio and other risk-based capital ratios at September 30, 2024 were well in excess of the regulatory requirements.

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

Item 1A. Risk Factors.

As of September 30, 2024, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

BANCFIRST CORPORATION
(Registrant)

Date: November 5, 2024	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2024	/s/ Hannah Andrus
Hannah Andrus
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)