Form 10-K
period 2024-12-31
BANCFIRST CORP /OK/
filed 2025-02-28
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2024 was approximately $1,814,370,049. As of January 31, 2025, there were 33,228,202 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders of the registrant (the “2025 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

BANCFIRST CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is a financial holding company headquartered in Oklahoma City, Oklahoma and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). It conducts a vast majority of its operating activities through its wholly-owned subsidiary, BancFirst (“BancFirst”), an Oklahoma state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also conducts operating activities through its wholly-owned subsidiaries, Pegasus Bank (“Pegasus”), a Texas state-chartered bank headquartered in Dallas, Texas and Worthington Bank ("Worthington"), a Texas state-chartered bank headquartered in Arlington, Texas. In addition, the Company owns 100% of the common securities of BFC Capital Trust II (a Delaware business trust), 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, 100% of BancFirst Insurance Services, Inc., an Oklahoma business corporation operating as an independent insurance agency and 100% of BFC-PNC, LLC, an operating subsidiary to hold other real estate owned.

The Company was incorporated as United Community Corporation in July 1984 to become a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years, the Company acquired additional banks and bank holding companies, and in November 1988, the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. BancFirst currently has 104 banking locations serving 59 communities throughout Oklahoma, Pegasus has 3 banking locations in the Dallas Metroplex area and Worthington has 3 locations in the Fort Worth Metroplex area, one location in Arlington Texas and one location in Denton Texas.

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

BancFirst’s range of deposit services include checking accounts, Negotiable Order of Withdrawal (“NOW”) accounts, savings accounts, money market accounts, Health Savings Accounts, Coverdell Education Accounts, individual retirement accounts and certificates of deposit. Overdraft protection and auto draft services are also offered.

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

BancFirst has the following 100% owned principal subsidiaries: BancFirst Agency, Inc., a credit life insurance agency and BFTower, LLC (which owns a 49% ownership interest in SFPG, LLC, a parking garage, and a 100% ownership interest in ParcFirst@Bricktown, LLC, a surface parking lot). All of these companies are Oklahoma entities.

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

Human Capital Resources

As of December 31, 2024, the Company employed 2,135 full time equivalent employees. None of its employees are represented by collective bargaining agreements. The Company views its employees as a differentiator, enabling the Company to meet customers’ needs through highly trained and motivated employees. The Company’s approach to human capital resources focuses on objectives that include, but are not limited to, providing fair and equitable compensation, training employees to reach heightened skill sets and standards of motivation, identifying and developing the proficiencies of all employees, encouraging transparent and open communication between managers and team members, and providing employees with opportunities to gain a deeper appreciation for how they are making an impact within and outside the Company.

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

Climate-Related and Other Environmental, Social and Governance Developments

In recent years, federal, state and international lawmakers and regulators have increased their focus on risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance matters. For example, in March 2024, the SEC adopted a rule on the enhancement and standardization of climate-related disclosures for investors. The rule requires public issuers, including us, to significantly expand the scope of climate-related disclosures in their SEC filings but the SEC has stayed the enforcement of those rules to permit judicial review of those rules and, in February, 2025 the Chairman of the SEC directed the staff to pause its defense of this rule. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers; those rules have not, however, been proposed and the status of those plans is unclear.

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

BancFirst operates as a “super community bank”, managing its community banking offices on a decentralized basis, which permits them to be responsive to local customer needs. Underwriting, funding, customer service and pricing decisions are made by presidents in each market within BancFirst’s strategic parameters. At the same time, BancFirst generally has a larger lending capacity, broader product line and greater operational scale than its principal competitors do in the non-metropolitan market areas (which typically are independently owned community banks). Each full-service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables BancFirst to develop long-term customer relationships, maintain high-quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and do not offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan markets served by BancFirst, the Company’s strategy is to focus on the needs of local businesses and seek to provide more responsive services than are available at larger institutions. As reported by the Federal Deposit Insurance Corporation (“FDIC”), the Company’s market share of deposits within the state of Oklahoma was 6.84% as of June 30, 2024 and 6.86% as of June 30, 2023.

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

Control of Company

Affiliates of the Company beneficially own approximately 36% of the outstanding shares of the Company’s common stock as of January 31, 2025. Under the Company’s Bylaws, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, while the Company’s affiliates do not have legal control, i.e., a majority of the outstanding shares of common stock, they have effective control of the Company.

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

Regulatory Agencies

In the U.S., banking is regulated at both the federal and state level. Commercial banks in the United States are able to choose to organize as national banks with a charter issued by the Office of the Comptroller of the Currency (“OCC”) or as state banks with a charter issued by a state government. The choice of charter determines which agency will supervise the bank: the primary supervisor of nationally chartered banks is the OCC, whereas state-chartered banks are supervised jointly by their state chartering authority and either the FDIC or the Federal Reserve Board, depending upon whether the state-chartered bank is a member of the Federal Reserve System. BancFirst is chartered by the State of Oklahoma and at the state level is supervised and regulated by the Oklahoma Banking Department under the Oklahoma Banking Code. Pegasus and Worthington are chartered by the State of Texas and at the state level are supervised and regulated by the Texas Department of Banking. Each of BancFirst, Worthington and Pegasus is a Federal Reserve System member bank whose primary federal regulator is the Federal Reserve System. Their deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC to the extent provided by law.

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

The Company believes that, as of December 31, 2024, BancFirst, Pegasus and Worthington were “well capitalized” based on the ratios provided in Note (15), “Stockholders’ Equity,” in the notes to consolidated financial statements included in Item 8.

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

The Company’s FDIC deposit insurance assessment expense totaled $6.3 million, $5.8 million and $4.7 million in 2024, 2023 and 2022, respectively.

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

In May 2024, the FDIC, the Federal Housing Financing Agency, the National Credit Union Administration and the Office of the Comptroller of the Currency re-proposed rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include the Company, BancFirst and Pegasus) that were originally proposed in April 2016. The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.” These additional requirements would not be applicable to the Company, BancFirst, Pegasus or Worthington.

NASDAQ has adopted listing standards mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Each listed company is required to have a compliant policy governing recovery of erroneously awarded compensation as required by the new listing standards. The Company has adopted a compliant policy governing the recovery of erroneously awarded compensation as required by the listing standards, which is filed as Exhibit 97 to this Form 10-K.

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

In the ordinary course of business, the Company, BancFirst, Pegasus and Worthington rely on electronic communications and information systems to conduct operations and to store sensitive data. They employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Company, BancFirst, Pegasus and Worthington employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of their defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, the Company, BancFirst, Pegasus and Worthington have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, the Company, BancFirst, Pegasus and Worthington's systems and those of their customers and third party service providers are under constant threat and it is possible that the Company, BancFirst, Pegasus and Worthington could experience a significant event in the future.

Federal banking agencies, including the Federal Reserve Board and the FDIC, issued a rule to improve the sharing of information about cyber incidents. Under the rule a banking organization’s primary federal regulator must receive notification as soon as possible and no later than 36 hours after the banking organization determines that a significant computer-security incident, known as a “notification incident,” has occurred. Further, the rule separately requires a bank service provider to notify each of its affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

Under the Federal Trade Commission's amendments to the Gramm-Leach-Bliley Act's Safeguards Rule financial institutions are required to: (i) appoint a qualified individual to oversee and implement their information security programs; (ii) implement additional criteria for information security risk assessments; (iii) implement safeguards identified by assessments, including access controls, data inventory, data disposal, change management, and monitoring, among other things; (iv) implement information system monitoring in the form of either "continuous monitoring" or "periodic penetration testing;" (v) implement additional controls including training for security personnel, periodic assessment of service providers, written incident response plans, and periodic reports from the qualified individual to the board of directors.

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

In October 2023, the Federal Reserve issued a proposal under which, if adopted, the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would, if adopted, adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. The comment period for this proposal ended in May 2024.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account the CRA rating when considering approval of a proposed transaction. During its last examination in 2024, a rating of “satisfactory” was received by BancFirst. During its last examination in 2020, a rating of “satisfactory” was received by Pegasus. During its last examination in 2018, a rating of "outstanding" was received by Worthington.

On October 24, 2023, the OCC, the Federal Reserve Board and the FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as BancFirst. Subject to pending litigation, we anticipate most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.

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

In October 2024, the CFPB issued a final rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers, free upon request, regarding the products or services they obtain from the provider. Any such data provider is also required to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance, and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The final rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. Banks with over $10 billion and less than $250 billion in total assets must comply with the new requirements by April 1, 2027.

In December 2024, the CFPB issued a final rule that, among other things, amends Regulation Z (otherwise known as the “Truth In Lending Act”) and impacts extensions of overdraft credit offered by financial institutions with more than $10 billion in assets. The final rule defines overdraft credit as generally including consumer credit extended by a financial institution to pay a transaction from a checking or other transaction account (other than a prepaid account) held at the financial institution when the consumer has insufficient or unavailable funds in that account. The final rule requires that extensions of overdraft credit adhere to consumer protections required of similarly situated products, unless the overdraft fee is at or below the institution's costs and losses as determined by (i) calculating its own costs and losses using a standard set forth in the rule; or (ii) relying on a benchmark flat fee of five dollars. An overdraft that incurs charges that exceed costs and losses will become a covered overdraft credit and subject to Regulation Z which requires that lenders disclose borrowing costs, interest rates and fees upfront and in clear language so consumers can understand all the terms and make informed decisions. Furthermore, covered overdraft credit extensions must be put in a credit account and may not be structured as a negative balance on a checking or other transaction account. The provisions of the final rule become effective on October 1, 2025.

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

The Volcker Rule

The Volcker Rule under the Dodd-Frank Act restricts banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule does not significantly impact the operations of the Company.

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

As of December 31, 2024, the price per barrel of crude oil was approximately $72 down from $76 at December 31, 2023. At December 31, 2024, the price per million British thermal units of natural gas was approximately $3.02 up from $2.51 at December 31, 2023. If oil and natural gas prices drop below the marginal cost of production for an extended period, we would expect to experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil and natural gas prices could also have a negative impact on the energy producing economies and, in particular, the economies of states such as Oklahoma and Texas, where the energy industry is a significant driver of economic activity. Although as of December 31, 2024, oil and gas loans comprised 6.4% of our loan portfolio, the impact of lower oil and natural gas prices could have an indirect impact on our other loan portfolio segments, for example, commercial real estate (“CRE”).

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate constitute a significant portion of our loan portfolio. At December 31, 2024, this percentage was approximately 71%. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for credit losses. In addition, because one to four family residential and commercial real estate loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

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

The bank failures and related negative media attention in early 2023 have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional, as well as community banks like the Company. These developments have negatively impacted customer confidence in regional and community banks that are not considered too big to fail, which has prompted customers to move uninsured deposits to banks that are perceived as too big to fail. Further, competition for deposits has recently increased and available yields have similarly increased, causing non-interest-bearing deposits to move to interest-bearing deposits and off-balance sheet sweep accounts. If such movement is permanent, it will reduce our net interest margin going forward. The financial impact on the Company of ongoing market volatility, continued inflation and higher interest rates will depend on future developments which are highly uncertain and difficult to predict.

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

We anticipate the current presidential administration will seek to implement regulatory reform. Changes in the regulatory environment for the banking industry, including rule-making, supervision, examination, enforcement and other executive and legislative changes add uncertainty, including timing and scope of potential changes. Additional changes in fiscal, monetary or regulatory policy may have adverse consequences including impacts to the labor market, tariffs and inflation which may impact our financial performance.

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

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Rapid, significant technological changes continue to confront the payments industry. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions for processing electronic payment transactions. These include developments in smart cards, e-commerce, mobile and radio frequency and proximity payment devices, such as contactless cards. Ongoing or increased competition in payment processing may restrict our ability to generate interchange revenue in the future. For the year ended December 31, 2024, debit card interchange revenue represented 14.5% of our noninterest income.

Consumer protection laws and the Durbin Amendment may reduce our noninterest income.

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge non-sufficient funds ("NSF") fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees, which represented 16.8% of our noninterest income for the year ended December 31, 2024. Violations of applicable consumer protection laws could result in enforcement actions and significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. In addition, we are subject to political pressures that could limit our ability to charge NSF and overdraft fees.

In addition, the Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets, such as the Company, and limits these banks on what they charge for debit card interchange fees.

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

Our directors and executive officers, as a group, beneficially owned 32% of our outstanding common stock as of January 31, 2025. As a result of their ownership, the directors and executive officers have the ability for all practical purposes, by voting their shares in concert, to control the outcome of any matter submitted to our stockholders for approval, including the election of directors, which requires only a majority vote. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

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

Risk Management and Strategy

The Company continuously seeks to identify threats, vulnerabilities, and cybersecurity risks on information assets. Threats are identified through experience, regulatory alerts, information sharing, third party vendors, internal and external security assessments, and industry periodicals.

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

Training and Awareness

The Company provides awareness training to its employees to help identify, avoid and mitigate cybersecurity threats. All employees with network access participate annually in required training, including spear phishing and other awareness training. The Company also periodically conducts walkthrough exercises with management and other employees to practice cyber incident response.

Item 2. Properties.

The principal offices of the Company are located at 100 North Broadway Ave., Oklahoma City, Oklahoma 73102.

The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank and 103 additional BancFirst branches in Oklahoma. The Company also owns properties in Oklahoma for future expansion. There are no significant encumbrances on any of these properties.

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

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

The Company’s Common Stock is listed on the NASDAQ Global Select Market System (“NASDAQ/GS”) and is traded under the symbol “BANF”. As of January 31, 2025, there were 212 holders of record of our Common Stock.

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

Stock Repurchases

The Company has adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options, for distributions of restricted stock units or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2024, up to 479,784 shares could be repurchased under the Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

No purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2024.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2024 is presented in the table below. All of the Company’s stock-based compensation plans have been approved by the Company’s stockholders. Additional information regarding stock-based compensation plans is presented in Note (13) – Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,111,730	$58.16	492,822

Performance Graph

The Company’s performance graph is incorporated by reference from “Performance Graph” contained on the last page of this 10-K report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2024. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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
•
Further shift in deposit mix from noninterest-bearing deposits to interest-bearing deposits could negatively impact net interest margin.
•
Changes in interest rates.
•
The increased time and effort related to ongoing and/or changed regulations from regulatory bodies could negatively impact noninterest expense.
•
Local, regional, national and international economic conditions and the impact they may have on the Company and its customers.
•
Changes in the mix of loan sectors and types or the level of non-performing assets and charge-offs.
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

SUMMARY

The Company’s net income for 2024 was $216.4 million, or $6.44 per diluted share, compared to $212.5 million, or $6.34 per diluted share for 2023.

In 2024, net interest income increased to $446.9 million, compared to $424.5 million in 2023. The primary driver of the increase in net interest income was higher interest rates and loan volume. Higher interest rates and increasing loan volume were partially offset by the expense associated with the increase in rates on interest-bearing deposits. The Company’s net interest margin decreased to 3.73% for 2024, compared to 3.79% for 2023.

The Company recorded a provision for credit losses of $9.0 million in 2024 compared to a provision for credit losses of $7.5 million in 2023. The Company's provision for credit losses increased in 2024 primarily due to loan growth.

Noninterest income totaled $184.6 million in 2024 compared to $185.4 million in 2023. The decrease in noninterest income was primarily due to an approximate $10.8 million reduction of interchange fees related to the impact of the Durbin Amendment, which was offset by increases in trust revenue, treasury services income, sweep fees and insurance commissions. Also contributing to the period over period change was a $97,000 gain on equity securities recorded in 2024 compared to a loss of $1.8 million recorded in 2023.

Noninterest expense was $347.2 million in 2024 compared to $332.5 million in 2023. Higher noninterest expenses in 2024 were primarily related to growth in salaries and employee benefits of $12.0 million related to annual merit increases and new hires. Data processing expense increased $2.4 million in 2024 compared to 2023. Expense from other real estate owned decreased in 2024, to $13.1 million compared to $15.9 million during 2023.

The Company’s assets at year-end 2024 totaled $13.6 billion, an increase of $1.2 billion from December 31, 2023. Loans grew $373.0 million from December 31, 2023, totaling $8.0 billion at December 31, 2024. Deposits totaled $11.7 billion at December 31, 2024 an increase of $1.0 billion from December 31, 2023. Off-balance sheet sweep accounts totaled $5.2 billion at December 31, 2024, up $871.6 million from December 31, 2023. The Company’s total stockholders’ equity was $1.6 billion, an increase of $187.3 million from December 31, 2023.

Nonaccrual loans totaled $58.0 million, representing 0.72% of total loans at December 31, 2024 compared to $24.6 million or 0.32% of total loans at December 31, 2023. The allowance for credit losses to total loans stood at 1.24% at December 31, 2024, compared to 1.26% at December 31, 2023. Net charge-offs were $6.3 million for the year or 0.08% of average loans, compared to $3.4 million or 0.05% of average loans for the year ended December 31, 2023.

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

The Senior Loan Committee (“the SLC”) sets qualitative adjustments for each loan pool. In setting the qualitative adjustments, they consider several factors, including external economic information, peer bank comparisons and experience with the loan portfolio, among others. The SLC also considers other current conditions adjustments and reasonable and supportable forecasts derived from third party information, primarily Moody’s Analytics economic scenarios. To determine the appropriateness of the economic scenarios, the Company uses judgment and statistical analysis which correlates charge-off history to the economic scenarios. The Company then forecasts future loss expectations based on the selected economic scenarios over the next 12-24 months, which is driven by management’s judgment of a reasonable and supportable forecast period, to arrive at an estimated qualitative adjustment attributable to economic forecasts. For periods beyond which the Company is able to make or obtain reasonable and supportable forecasts of expected credit losses, the Company reverts to historical loss information.

In some cases, management may determine a loan to be collateral dependent. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty based on the Company's assessment as of the reporting date and the repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, the standard allows institutions to use, as a practical expedient, the fair value of the collateral to measure current expected credit losses on collateral-dependent financial assets. This amount is included in the allowance for credit losses.

Each quarter the SLC reviews the aggregate allowance and adjusts the appropriateness of the allowance. In addition, annually or more frequently as needed, the SLC evaluates the qualitative adjustments used in the allowance based on the information described above. To facilitate the SLC’s evaluation, the Asset Quality Department performs periodic reviews of business units and reports on the adequacy of management’s identification of collateral-dependent and adversely classified loans and their adherence to loan policies and procedures.

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

The evaluation of goodwill for possible impairment is performed by comparing the fair values of the related reporting units with their carrying amounts including goodwill. The fair values of the related reporting units are estimated using market data for prices of recent acquisitions of banks and branches.

The evaluation of intangible assets and goodwill for the year ended December 31, 2024 and 2023 resulted in no impairments.

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

The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2024 and December 31, 2023, 99% of the available for sale debt securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies. The Company does not consider the unrealized position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material.

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

RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors that affected the Company's financial condition as of December 31, 2024 and 2023 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024 (the “2023 Form 10-K”) for information about results of operations for 2023 compared with 2022, which the Company incorporates by reference.

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

Average Balances, Income Expenses and Rates

The following tables present certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $20.8 million for the year ended December 31, 2024 compared to $21.9 million for the year ended December 31, 2023 and $24.1 million for the year ended December 31, 2022.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
Taxable Equivalent Basis
(Dollars in thousands)

	December 31, 2024			December 31, 2023			December 31, 2022
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$7,958,463	$555,426	6.96%	$7,292,871	$467,951	6.42%	$6,611,617	$336,739	5.09%
Securities – taxable	1,448,103	34,300	2.36	1,565,697	36,838	2.35	1,295,762	24,456	1.89
Securities – tax exempt	2,415	93	3.85	3,339	91	2.71	3,877	118	3.03
Federal funds sold and interest-bearing deposits with banks	2,553,503	134,941	5.27	2,343,182	119,486	5.10	3,450,093	58,931	1.71
Total earning assets	11,962,484	724,760	6.04	11,205,089	624,366	5.57	11,361,349	420,244	3.70
Nonearning assets:
Cash and due from banks	201,666			204,394			260,028
Interest receivable and other assets	810,732			814,419			865,744
Allowance for credit losses	(99,098)			(96,154)			(87,567)
Total nonearning assets	913,300			922,659			1,038,205
Total assets	$12,875,784			$12,127,748			$12,399,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$4,992,037	$181,201	3.62%	$4,361,001	$142,275	3.26%	$4,090,098	$31,245	0.76%
Savings deposits	1,076,837	36,256	3.36	1,087,642	29,575	2.72	1,147,673	6,402	0.56
Time deposits	1,219,253	55,450	4.54	797,179	23,196	2.91	672,179	4,318	0.64
Short-term borrowings	4,999	235	4.69	6,432	312	4.84	4,333	60	1.39
Subordinated debt	86,127	4,123	4.77	86,070	4,122	4.79	86,013	4,122	4.79
Total interest-bearing liabilities	7,379,253	277,265	3.75	6,338,324	199,480	3.15	6,000,296	46,147	0.77
Interest-free funds:
Noninterest-bearing deposits	3,842,049			4,343,646			5,097,813
Interest payable and other liabilities	138,007			108,438			102,691
Stockholders’ equity	1,516,475			1,337,340			1,198,754
Total interest free funds	5,496,531			5,789,424			6,399,258
Total liabilities and stockholders’ equity	$12,875,784			$12,127,748			$12,399,554
Net interest income		$447,495			$424,886			$374,097
Net interest spread			2.29%			2.42%			2.93%
Effect of interest free funds			1.44%			1.37%			0.36%
Net interest margin			3.73%			3.79%			3.29%

The following table depicts, for the periods indicated, selected income statement data and other selected data:

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	At and for the Year Ended December 31,
	2024	2023	2022
Income Statement Data
Net interest income	$446,874	$424,456	$373,673
Provision for credit losses	9,004	7,458	10,076
Noninterest income	184,575	185,408	183,747
Noninterest expense	347,164	332,458	309,912
Net income	216,354	212,465	193,100
Per Common Share Data
Net income – basic	$6.55	$6.45	$5.89
Net income – diluted	6.44	6.34	5.77
Cash dividends	1.78	1.66	1.52
Selected Financial Ratios
Performance ratios:
Return on average assets	1.68%	1.75%	1.56%
Return on average stockholders’ equity	14.23	15.89	16.11
Cash dividends payout ratio	27.18	25.74	25.81
Net interest spread	2.29	2.42	2.93
Net interest margin	3.73	3.79	3.29
Efficiency ratio	54.98	54.51	55.60

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased $22.4 million in 2024. The primary driver of the increase in net interest income was higher interest rates and loan volume. Higher interest rates and increasing loan volume were partially offset by the expense associated with the increase in rates on interest-bearing deposits.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2024 and 2023. See “Maturity and Rate Sensitivity of Loans” for additional discussion.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2024			Change in 2023
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$87,475	$43,089	$44,386	$131,212	$34,533	$96,679
Securities—taxable	(2,538)	(3,152)	614	12,382	5,164	7,218
Securities—tax exempt	2	(21)	23	(27)	(22)	(5)
Federal funds sold and interest-bearing deposits with banks	15,455	10,759	4,696	60,555	(18,805)	79,360
Total interest income	100,394	50,675	49,719	204,122	20,870	183,252
Interest Expense:
Money market and interest-bearing checking deposits	38,926	24,697	14,229	111,030	3,148	107,882
Savings deposits	6,681	(294)	6,975	23,173	(357)	23,530
Time deposits	32,254	12,675	19,579	18,878	826	18,052
Short-term borrowings	(77)	(85)	8	252	(28)	280
Subordinated debt	1	3	(2)	—	2	(2)
Total interest expense	77,785	36,996	40,789	153,333	3,591	149,742
Net interest income	$22,609	$13,679	$8,930	$50,789	$17,279	$33,510
(1) The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Provision For Credit Losses

The Company's provision for credit losses increased in 2024 primarily due to loan growth. The Company establishes an allowance as an estimate of the current expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change which could affect the amount of future provisions for credit losses.

Net loan charge-offs were $6.3 million for 2024 compared to $3.4 million for 2023 and $1.4 million for 2022. The net charge-offs equated to 0.08%, 0.05% and 0.02% of average loans for 2024, 2023 and 2022, respectively. The rate of net charge-offs to average total loans continues to be at a low level. A more detailed discussion of the allowance for credit losses is provided under “Loans.”

Noninterest Income

Total noninterest income decreased in 2024 compared to 2023. The decrease in noninterest income was primarily due to an approximate $10.8 million reduction of interchange fees related to the impact of the Durbin Amendment, which was offset by increases in trust revenue, treasury services income, sweep fees and insurance commissions. Also contributing to the period over period change was a $97,000 gain on equity securities recorded in 2024 compared to a loss of $1.8 million recorded in 2023.

The Company’s operating noninterest income has generally increased over time due to enhanced product lines, acquisitions and internal deposit account growth.

The Company earned $2.7 million on the sale of loans in 2024 compared $2.6 million in 2023 and $4.5 million in 2022. The income from sales of loans in 2024 and 2023 were lower compared to 2022, due to higher mortgage rates resulting in a decrease of originations.

The Company reported security transactions on the consolidated statements of comprehensive income totaling a net gain of $97,000 during 2024 and net losses of $1.8 million during each of 2023 and 2022. These gains and losses related to its portfolio of debt securities and investments in equity securities carried in other assets. The Company’s practice is to maintain a liquid portfolio of debt securities and not engage in trading activities. The Company has the ability and intent to hold debt securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost. In 2022, the Company recognized a loss of $4.0 million on the sale of $226 million of low yielding debt securities, which were subsequently reinvested at higher yielding debt securities. Changes in the fair value of equity securities resulted in a net gain of $97,000 during 2024, a net loss of $1.8 million during 2023 and a net gain of $2.2 million during 2022.

Noninterest income included NSF and overdraft fees totaling $31.1 million, $27.9 million and $26.0 million in 2024, 2023 and 2022, respectively. This represents 16.8%, 15.1%, and 14.2% of the Company’s noninterest income for the years 2024, 2023 and 2022, respectively. In addition, the Company had debit card usage and interchange fees totaling $26.8 million, $37.6 million and $48.9 million for the years 2024, 2023 and 2022, respectively. This represents 14.5%, 20.3% and 26.6% of the Company’s noninterest income for the years 2024, 2023 and 2022, respectively. The decrease in interchange fees in 2024 and 2023 was due to the impact of the Durbin Amendments with took effect for the Company on July 1, 2023.

The Company is subject to political pressures that could limit our ability to charge for NSF and overdraft fees and could adversely impact our noninterest income. On April 1, 2022, the Company lowered the rates charged on NSF and overdraft fees. The Company also became subject to the reduced interchange fees under the Durbin Amendment, effective July 1, 2023. Consequently, the Company's interchange fee revenue was reduced by approximately $10.8 million in 2024 and reduced by $11.2 million in the last half of 2023. The reduced interchange fees under the Durbin Amendment have now been fully implemented.

Noninterest Expense

Total noninterest expense increased by $14.7 million, or 4.4% for 2024. Higher noninterest expenses in 2024 were primarily related to growth in salaries and employee benefits of $12.0 million related to annual merit increases and new hires. Data processing expense increased $2.4 million in 2024 compared to 2023. Net expense from other real estate owned decreased $2.9 million, which was due to a decrease of $1.2 million of write downs on other real estate owned, a $731,000 increase in the cost of holding other real estate owned, and a decrease in gain on the sales of other real estate owned of $924,000.

Noninterest expense included deposit insurance expense, which totaled $6.4 million for the year ended December 31, 2024, compared to $5.8 million for the year ended December 31, 2023 and $4.7 million for the year ended December 31, 2022.

Income Taxes

Income tax expense totaled $58.9 million in 2024, compared to $57.5 million in 2023 and $44.3 million in 2022. The effective tax rates for 2024, 2023 and 2022 were 21.4%, 21.3% and 18.7% respectively. The Company's adoption of ASU 2023-02 in the first quarter of 2023 increased income tax expense due to the amortization of $6.0 million of New Markets Tax Credits ("NMTC") and other tax credits to income tax expense during the period that would have previously been recorded to other expense, which increased the effective tax rate by 2.22%.

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

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)
	At and for the Year Ended December 31,
	2024	2023
Balance Sheet Data
Total assets	$13,554,314	$12,372,042
Debt securities	1,211,754	1,555,095
Total loans (net of unearned interest)	8,033,183	7,660,134
Allowance for credit losses	99,497	96,800
Deposits	11,718,546	10,700,122
Subordinated debt	86,157	86,101
Stockholders’ equity	1,621,187	1,433,891
Book value per share	48.81	43.54
Tangible book value per share (non-GAAP)(1)	42.92	37.50
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders’ equity	$1,621,187	$1,433,891
Less goodwill	182,263	182,263
Less intangible assets, net	13,158	16,704
Tangible stockholders' equity (non-GAAP)	$1,425,766	$1,234,924
Common shares outstanding	33,216,519	32,933,018
Tangible book value per share (non-GAAP)	$42.92	$37.50
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits	71.50%	68.87%
Average earning assets to total assets	92.91	92.93
Average stockholders’ equity to average assets	11.78	11.03
Asset Quality Ratios:
Nonaccrual loans to total loans	0.72%	0.32%
Allowance for credit losses to total loans	1.24	1.26
Allowance for credit losses to nonaccrual loans	171.59	393.92
Net charge-offs to average loans	0.08	0.05

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

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. The Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period, which decreased during the last four months of 2024 from 5.40% to 4.40%. The rate increased from 4.50% to 5.50% during 2023.

The amount of cash, federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing and the Company’s liquidity and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks increased by $1.2 billion, or 48.2%, to $3.6 billion, from December 31, 2023 to December 31, 2024. The increase was related to an increase of interest-bearing deposits in addition to maturing securities.

Securities

For the year ended December 31, 2024, total debt securities decreased $343.3 million. Debt securities available for sale represented 99.9% of the total debt securities portfolio at both December 31, 2024 and December 31, 2023. Debt securities available for sale had a net unrealized loss, before taxes, of $43.1 million at December 31, 2024, compared to $65.5 million at December 31, 2023. These unrealized losses, net of income taxes, of $32.9 million at December 31, 2024 and $50.0 million at December 31, 2023 are included in the Company’s stockholders’ equity as accumulated other comprehensive loss. The Company did not recognize a gain or loss on debt securities during the years ended December 31, 2024 or 2023. The Company purchased a total of $375.4 million of debt securities in 2024 compared to $454.0 million of debt securities in 2023. In addition, the Company had maturities and paydowns of debt securities totaling $742.3 million in 2024 and $469.0 million in 2023.

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

Management has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, the Company also has the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. As of December 31, 2024, the Company had net unrealized losses largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decrease. Furthermore, as of December 31, 2024, management had no intent or requirement to sell before the recovery of the unrealized loss.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

WEIGHTED AVERAGE YIELD OF DEBT SECURITIES

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at December 31, 2024. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds. For the interest rate sensitivity of debt securities see the table in item 7A.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
Mortgage-backed securities	$1	7.54%	$1	4.88%	$—	—%	$—	—%	$2	5.52%
State and political subdivisions	275	3.15	60	2.63	—	—	—	—	335	3.05
Other securities	500	4.79	—	—	—	—	—	—	500	4.79
Total	$776	4.21	$61	2.67	$—	—	$—	—	$837	4.10
Percentage of total	92.7%		7.3%		—%		—%		100.0%
Available for Sale
U.S. Treasury, other federal agencies and mortgage-backed securities	$328,501	1.56%	$852,185	2.46%	$11,850	4.19%	$4,749	3.22%	$1,197,285	2.23%
State and political subdivisions	1,414	3.42	4,270	4.95	259	1.01	493	3.96	6,436	4.38
Other securities	—	—	162	3.32	7,034	4.92	—	—	7,196	4.88
Total	$329,915	1.57	$856,617	2.47	$19,143	4.42	$5,242	3.29	$1,210,917	2.26
Percentage of total	27.3%		70.7%		1.6%		0.4%		100.0%
Total debt securities	$330,691	1.57%	$856,678	2.47%	$19,143	4.42%	$5,242	3.29%	$1,211,754	2.26%
Percentage of total	27.3%		70.7%		1.6%		0.4%		100.0%
* Yield is on a taxable-equivalent basis using a 21% tax rate.

Loans

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans held for investment increased $368.5 million, or 4.8% in 2024, as a result of internal loan growth. Of the total increase in loans, residential real estate loans made up the largest increase with $203.3 million, or 55.2% of the increase, construction and development loans increased $114.0 million, or 30.9%, and commercial non-real estate loans increasing $74.0 million, or 20.1%. Oil and gas loans decreased $76.8 million or 20.8% in 2024. The preponderance of internal loan growth was from the Company's Oklahoma subsidiary BancFirst.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in real estate, light manufacturing, retail and service industries. Consumer non-real estate loans were comprised primarily of loans to individuals for automobiles.

LOANS HELD FOR INVESTMENT BY CATEGORY

	December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$931,709	11.61%	$960,944	12.55%
Commercial real estate non-owner occupied	1,578,483	19.67	1,486,420	19.42
Construction and development < 60 months	756,662	9.43	642,643	8.39
Construction residential real estate < 60 months	250,373	3.12	283,486	3.70
Residential real estate first lien	1,431,265	17.84	1,258,744	16.44
Residential real estate all other	275,461	3.43	244,696	3.20
Agriculture	449,190	5.60	427,139	5.58
Commercial non-real estate	1,363,462	16.99	1,289,452	16.84
Consumer non-real estate	478,647	5.96	476,467	6.22
Oil and gas	509,858	6.35	586,654	7.66
Total loans	$8,025,110	100.00%	$7,656,645	100.00%

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

The following table presents the maturity distribution of loans held for investment at December 31, 2024. Many of the loans with maturities of one year or less are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 61% of loans had adjustable interest rates at December 31, 2024.

	Loans Maturing
	Within One Year	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
December 31, 2024	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$61,585	$217,686	$480,547	$171,891	$931,709
Commercial real estate non-owner occupied	252,336	577,286	644,369	104,492	1,578,483
Construction and development < 60 months	405,791	261,238	62,934	26,699	756,662
Construction residential real estate < 60 months	224,865	16,286	3,538	5,684	250,373
Residential real estate first lien	100,630	176,709	425,597	728,329	1,431,265
Residential real estate all other	53,086	89,505	71,695	61,175	275,461
Agriculture	124,405	75,245	120,745	128,795	449,190
Commercial non-real estate	460,145	608,708	254,820	39,789	1,363,462
Consumer non-real estate	43,055	323,318	109,141	3,133	478,647
Oil and gas	238,726	250,462	17,344	3,326	509,858
Total loans	$1,964,624	$2,596,443	$2,190,730	$1,273,313	$8,025,110
Percentage of total	24.48%	32.35%	27.30%	15.87%	100.00%

The interest rate composition of loans with a maturity date over one year are presented below based on contractual terms.

	Loans Maturing after One Year
	Predetermined (Fixed) Interest Rate	Floating Interest Rate	Total
December 31, 2024	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$272,180	$597,944	$870,124
Commercial real estate non-owner occupied	621,494	704,653	1,326,147
Construction and development < 60 months	73,479	277,392	350,871
Construction residential real estate < 60 months	8,307	17,201	25,508
Residential real estate first lien	270,934	1,059,701	1,330,635
Residential real estate all other	39,992	182,383	222,375
Agriculture	75,885	248,900	324,785
Commercial non-real estate	474,303	429,014	903,317
Consumer non-real estate	413,245	22,347	435,592
Oil and gas	61,778	209,354	271,132
Total	$2,311,597	$3,748,889	$6,060,486

NONPERFORMING ASSETS

The following table summarizes nonperforming assets.

	December 31,
	2024	2023
	(Dollars in thousands)
Past due 90 days or more and still accruing	$7,739	$9,542
Nonaccrual (1)	57,984	24,573
Total nonperforming loans	65,723	34,115
Other real estate owned and repossessed assets	33,665	34,200
Total nonperforming assets	$99,388	$68,315

(1) Government agencies guarantee approximately $9.0 million of nonaccrual loans at December 31, 2024, and $6.7 million at December 31, 2023.

Nonaccrual Loans

Nonaccrual loans increased during 2024, primarily nonaccrual construction and development loans with an approximate 58% increase and nonaccrual commercial real estate loans with an approximate 42% increase. Although nonaccrual loans increased during 2024, they represent only 0.72% of loans at December 31, 2024. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of $3.5 million for 2024, $1.6 million for 2023 and $1.3 million for 2022. Only a small amount of this interest is expected to be ultimately collected.

The classification of a loan as nonaccrual does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonaccrual loans has been considered in the determination of the allowance for credit losses. The level of nonaccrual loans and credit losses could rise over time as a result of adverse economic conditions. At December 31, 2024, the allowance for credit losses as a percentage of nonaccrual loans was 171.6%, compared to 393.9%, at the end of 2023.

Modified Loans

As of January 1, 2023, the Company adopted ASU No. 2022-02, which eliminates the Troubled Debt Restructurings (“TDR”) recognition and measurement guidance and, instead, requires that the Company evaluate, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan when a borrower is experiencing financial difficulty. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of loans modified during the year ended December 31, 2024 was approximately $14.8 million. The recorded balance of loans modified during the year ended December 31, 2023 was approximately $5.3 million.

Other Real Estate Owned and Repossessed Assets

Other real estate owned ("OREO") and repossessed assets decreased $535,000 in 2024. OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals of the properties, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense. The Company's write-downs in OREO totaled $4.0 million for 2024, $5.2 million for 2023 and $3.7 million for 2022.

OREO included a larger commercial real estate property recorded at $28.1 million at December 31, 2024 and $29.4 million at December 31, 2023. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Rental income	$12,148	$11,224	$10,340
Operating expense	10,078	10,868	9,863

The Company's total rental income and operating expenses from OREO are presented in the following table:

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Rental income	$12,231	$11,801	$10,877
Operating expense	10,504	11,429	10,450

Allowance for Credit Losses/Fair Value Adjustments on Acquired Loans

The Company determines its provision for credit losses and allowance for credit losses using the expected loss methodology that is referred to as the CECL model. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. At December 31, 2024, the allowance for credit losses to total loans stood at 1.24% of total loans, compared to 1.26% at December 31, 2023.

The overall credit quality of the Company’s loan portfolio has remained strong. Net charge-offs were $6.3 million and $3.4 million for the years ended 2024 and 2023, respectively. The amount of net loan charge-offs is relatively low, equating to 0.08% and 0.05% of average total loans for the years ended December 31, 2024 and 2023, respectively. If unforeseen adverse changes occur in the national or local economy, or in the credit markets, it would be reasonable to expect that the allowance for credit losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

The following table is a break-out of the allowance for credit losses:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$6,869	$7,483
Commercial real estate non-owner occupied	33,097	33,080
Construction and development < 60 months	8,671	3,950
Construction residential real estate < 60 months	2,336	3,414
Residential real estate first lien	4,568	4,914
Residential real estate all other	1,741	1,646
Agriculture	5,696	6,137
Commercial non-real estate	24,150	22,745
Consumer non-real estate	4,833	4,401
Oil and gas	7,536	9,030
Total	$99,497	$96,800

The following table is a break-out of net charge-offs/(recoveries) and the break-out of the percent of average loans in each category:

	December 31,
	2024		2023
	Amount	% of Avg Loans	Amount	% of Avg Loans
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$(70)	0.00%	$854	0.01%
Commercial real estate non-owner occupied	142	—	3	—
Construction and development < 60 months	—	—	(5)	—
Construction residential real estate < 60 months	3	—	94	—
Residential real estate first lien	229	0.01	150	—
Residential real estate all other	159	—	55	—
Agriculture	123	—	369	0.01
Commercial non-real estate	3,952	0.05	639	0.01
Consumer non-real estate	1,677	0.02	1,168	0.02
Oil and gas	92	—	59	—
Total	$6,307	0.08%	$3,386	0.05%

Fair Value Adjustments on Acquired Loans

The fair value adjustment on acquired loans can consist of a credit component and a rate component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was a $1.1 million discount at December 31, 2024 and a $1.6 million discount at December 31, 2023. The rate component was $472,000 at December 31, 2024 and $568,000 at December 31, 2023. These fair value adjustments will be accreted to income over the remaining life of the loans. The acquired loans outstanding were $262.2 million and $262.7 million, at December 31, 2024 and 2023, respectively.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $195.4 million and $199.0 million at December 31, 2024 and December 31, 2023, respectively.

See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

Other assets include the cash surrender value of key-man life insurance policies totaling $84.4 million at December 31, 2024 and December 31, 2023.

Equity securities are reported in other assets on the balance sheet. The Company invests in equity securities without readily determinable fair values. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $13.4 million at December 31, 2024 and $13.1 million at December 31, 2023. The Company reviews its portfolio of equity securities for impairment at least quarterly.

Low-Income Housing

The Company invests in affordable housing projects that qualify for the low-income housing tax credit (LIHTC), which is designed to promote private development of low-income housing. The Company’s LIHTC investments were $58.6 million and $46.4 million at December 31, 2024 and 2023, respectively and are included in other assets on the consolidated balance sheet. Unfunded commitments to these investments as of December 31, 2024 totaled $34.5 million.

New Market Tax Credit Investments

The Company invests in active low-income community businesses that qualify for New Market Tax Credits. New Market Tax Credit investments are made through Community Development Entities and such entities are qualified through the US Department of the Treasury. The Company’s NMTC investments were $7.5 million and $12.1 million at December 31, 2024 and 2023, respectively and are included in other assets on the consolidated balance sheet. There are no unfunded commitments.

Historic Tax Credit Investments

The Company invests in rehabilitation projects that qualify for Historic Tax Credits. Total Historic Tax Credit investments were $6.3 million and zero at December 31, 2024 and 2023, respectively, and are included in other assets on the consolidated balance sheet. Unfunded commitments to these investments as of December 31, 2024 totaled $5.1 million.

See Note (6) of the Notes to Consolidated Financial Statements for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. The Company is highly liquid, with percent of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets of 26.2% at December 31, 2024, compared to 19.4% at December 31, 2023. The increase was related to an increase in interest-bearing deposits in addition to maturing securities.

Historically, BancFirst has more liquidity than its peers. This liquidity positions BancFirst to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from BancFirst and its ability to obtain financing and or raise capital. Banking regulations limit bank dividends based upon net earnings retained by BancFirst and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2025, BancFirst had approximately $139.0 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2024, BancFirst declared four common stock dividends totaling $67.9 million, two preferred stock dividends totaling $1.9 million and one special dividend totaling $50.0 million to BancFirst Corporation. During 2024, Pegasus declared one special dividend totaling $3.6 million to BancFirst Corporation. There are no near-term plans for Worthington to pay dividends to BancFirst Corporation.

Deposits

At December 31, 2024, deposits totaled $11.7 billion, an increase of $1.0 billion from December 31, 2023. The increase was all related to interest-bearing deposits. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits was 95.5% at December 31, 2024 and 97.4% December 31, 2023. Noninterest-bearing deposits to total deposits were 33.3% at December 31, 2024, compared to 37.2% at December 31, 2023. Quantitative tightening by the Federal Reserve and competition for deposits has increased, and available yields have similarly increased, causing noninterest-bearing deposits to move to interest-bearing deposits and off-balance-sheet sweep account products.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $4.0 billion and $3.2 billion at December 31, 2024 and 2023, respectively, as calculated per regulatory guidance. This was approximately 34% and 30% of deposits at December 31, 2024 and 2023, respectively.

Off-balance sheet sweep accounts totaled $5.2 billion at December 31, 2024, compared to $4.3 billion at December 31, 2023. The movement of customers' funds into the Company's off-balance sheet sweep accounts affected the balances of both cash and deposits.

ANALYSIS OF AVERAGE DEPOSITS

The following table sets forth average deposits and rates paid by category:

	Year Ended December 31,
	2024		2023
	(Dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate
Average Balances
Noninterest-bearing demand deposits	$3,842,049	N/A	$4,343,646	N/A
Money market and interest-bearing checking deposits	4,992,037	3.62%	4,361,001	3.26%
Savings deposits	1,076,837	3.36	1,087,642	2.72
Time deposits	1,219,253	4.54	797,179	2.91
Total deposits	$11,130,176	3.74%	$10,589,468	3.12%

MATURITY OF TIME DEPOSITS

The following table shows the maturity of time deposits that are in excess of the Federal Deposit Insurance Corporation's insurance limit:

December 31, 2024
(Dollars in thousands)
Three months or less	$138,908
Over three months through six months	91,740
Over six months through twelve months	83,552
Over twelve months	24,792
Total	$338,992

At December 31, 2024, 92.7% of the Company’s uninsured time deposits mature in one year or less.

Short-Term Borrowings

See Note (9) of the Notes to Consolidated Financial Statements for a discussion of short-term borrowings.

Lines of Credit

See Note (10) of the Notes to Consolidated Financial Statements for a discussion of the Company’s lines of credit.

Subordinated Debt

See Note (11) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Capital Resources

Stockholders’ equity totaled $1.6 billion at December 31, 2024, compared to $1.4 billion at December 31, 2023. In addition to net income of $216.4 million, other changes in stockholders’ equity during the year ended December 31, 2024 included $9.2 million related to common stock issuances for stock option exercises, $3.5 million related to stock-based compensation, and a $17.2 million increase in other comprehensive income, that were partially offset by $58.9 million in dividends. The Company’s average stockholders’ equity to average assets for 2024 was 11.78% compared to 11.03% for 2023. The Company’s leverage ratio and total risk-based capital ratios at December 31, 2024 were well in excess of the regulatory requirements. Banking institutions are generally expected to maintain capital well above the minimum levels. The Company’s trust preferred securities qualify as Tier 1 capital and its Subordinated Notes qualify as Tier 2 capital under bank regulatory guidelines.

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

The Company has had a Stock Repurchase Program (the “SRP”) since November 1999. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options, for distributions of restricted stock units or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2024, up to 479,784 shares could be repurchased under the SRP. For the year ended December 31, 2023, the Company repurchased 20,702 shares of its common stock for $1.8 million at an average price of $87.88 per share under the SRP. No shares were repurchased for the year ended December 31, 2024.

Future dividend payments will be determined by the Company’s Board of Directors considering the earnings, financial condition and capital needs of the Company, BancFirst, Pegasus, Worthington, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2025.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

Liquidity Risk and Off-Balance Sheet Arrangements

Liquidity is the ability to meet financial obligations through the maturity or sale of existing assets or the acquisition of additional funds. Various financial obligations, including contractual obligations and commercial commitments, may require future cash payments by the Company. Certain obligations are recognized on the Consolidated Balance Sheets, while others are off-balance sheet under U.S. generally accepted accounting principles. The Company currently has 7.20% Junior Subordinated Debentures, Subordinated Notes, operating lease payments, time deposit payments, low-income housing partnership commitments and historic tax credit commitments. The Company’s 7.20% Junior Subordinated Debentures mature on March 31, 2034. The Company's Subordinated Notes mature on June 30, 2036. The Company has consistently generated positive net income and the Company currently expects to have positive net income for 2025. Management does not currently know of any trends that would cause the Company to be unable to provide for current obligations in the next twelve months.

Refer to Notes 6, 8, 11, 19 and 20 to the consolidated financial statements for further information regarding these contractual obligations.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit, which involve elements of credit and interest-rate risk to varying degrees. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument’s contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the consolidated balance sheet. The Company had $2.5 billion and $2.8 billion in loan commitments at December 31, 2024 and 2023, respectively. The Company had $102.6 million and $84.9 million in stand-by letters of credit at December 31, 2024 and 2023, respectively. Loan commitments are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments generally have fixed expiration dates or other termination clauses. Since many of the instruments are expected to expire without being drawn upon, the total amounts do not necessarily represent commitments that will be funded in the future.

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

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities. As of December 31, 2024, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 4.32% and 8.77%, respectively, relative to the base case over the next 12 months. Conversely, the model simulation projected that a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 6.91% relative to the base case over the next twelve months.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2024.

	Avg.	Expected Maturity / Principal Repayments at December 31,
	Rate	2025	2026	2027	2028	2029	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans held for investment	6.96%	$3,838,872	$1,197,887	$1,022,146	$579,398	$475,235	$911,572	$8,025,110	$8,742,915
Debt securities	2.37	335,884	308,601	328,107	251,825	249	30,139	1,254,805	1,211,754
Federal funds sold and interest-bearing deposits	5.27	3,316,647	—	—	—	—	—	3,316,647	3,316,647
Interest Sensitive Liabilities
Savings and interest-bearing deposits	3.58	6,341,347	—	—	—	—	—	6,341,347	6,357,925
Time deposits	4.54	1,302,319	102,796	28,714	21,919	14,316	75	1,470,139	1,467,772
Subordinated debt	4.77	—	—	—	—	—	86,157	86,157	77,998
Off-Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	4,313
Letters of credit		—	—	—	—	—	—	—	769

The expected maturities and principal repayments are based upon the contractual terms of the instruments. Debt securities are stated at par value. Prepayments have been estimated for certain instruments with predictable prepayment rates. Savings and interest-bearing demand deposits are assumed to mature all in the first year as they are not subject to withdrawal restrictions and any assumptions regarding decay rates would be very subjective. The actual maturities and principal repayments for the financial instruments could vary substantially from the contractual terms and assumptions used in the analysis.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
•
Evaluating the accuracy and completeness of Topic 326 disclosures in the financial statements.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2013.

Oklahoma City, Oklahoma

February 28, 2025

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2024	2023
ASSETS
Cash and due from banks	$237,840	$225,462
Interest-bearing deposits with banks	3,315,932	2,172,001
Federal funds sold	715	1,316
Debt securities held for investment (fair value: $837 and $1,190, respectively)	837	1,190
Debt securities available for sale at fair value	1,210,917	1,553,905
Loans held for sale	8,073	3,489
Loans held for investment (net of unearned interest)	8,025,110	7,656,645
Allowance for credit losses	(99,497)	(96,800)
Loans, net of allowance for credit losses	7,925,613	7,559,845
Premises and equipment, net	295,943	278,594
Other real estate owned	33,051	33,718
Intangible assets, net	13,158	16,704
Goodwill	182,263	182,263
Accrued interest receivable and other assets	329,972	343,555
Total assets	$13,554,314	$12,372,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,907,060	$3,982,226
Interest-bearing	7,811,486	6,717,896
Total deposits	11,718,546	10,700,122
Short-term borrowings	—	3,351
Accrued interest payable and other liabilities	128,424	148,577
Subordinated debt	86,157	86,101
Total liabilities	11,933,127	10,938,151
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 33,216,519 and 32,933,018, respectively	33,217	32,933
Capital surplus	187,062	174,695
Retained earnings	1,433,768	1,276,305
Accumulated other comprehensive loss, net of income tax benefit of $10,191 and $15,473, respectively	(32,860)	(50,042)
Total stockholders' equity	1,621,187	1,433,891
Total liabilities and stockholders' equity	$13,554,314	$12,372,042

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
INTEREST INCOME
Loans, including fees	$554,824	$467,540	$336,340
Debt securities:
Taxable	34,300	36,838	24,456
Tax-exempt	74	72	93
Federal funds sold	33	226	83
Interest-bearing deposits with banks	134,908	119,260	58,848
Total interest income	724,139	623,936	419,820
INTEREST EXPENSE
Deposits	272,907	195,046	41,965
Short-term borrowings	235	312	60
Subordinated debt	4,123	4,122	4,122
Total interest expense	277,265	199,480	46,147
Net interest income	446,874	424,456	373,673
Provision for credit losses	9,004	7,458	10,076
Net interest income after provision for credit losses	437,870	416,998	363,597
NONINTEREST INCOME
Trust revenue	21,801	18,784	15,645
Service charges on deposits	69,564	77,367	86,757
Securities transactions (includes accumulated other comprehensive income reclassifications of $0, $0 and $1,536, respectively)	97	(1,828)	(1,833)
Sales of loans	2,676	2,607	4,548
Insurance commissions	33,428	30,615	26,883
Cash management	36,210	30,716	19,326
(Loss)/gain on sale of other assets	(12)	1,603	448
Other	20,811	25,544	31,973
Total noninterest income	184,575	185,408	183,747
NONINTEREST EXPENSE
Salaries and employee benefits	211,998	199,986	184,976
Occupancy, net	22,192	21,027	19,326
Depreciation	18,135	18,657	18,600
Amortization of intangible assets	3,546	3,532	3,448
Data processing services	10,758	8,368	7,584
Net expense from other real estate owned	13,055	15,938	9,911
Marketing and business promotion	9,389	9,114	8,074
Deposit insurance	6,350	5,827	4,735
Other	51,741	50,009	53,258
Total noninterest expense	347,164	332,458	309,912
Income before taxes	275,281	269,948	237,432
Income tax expense	58,927	57,483	44,332
Net income	$216,354	$212,465	$193,100
NET INCOME PER COMMON SHARE
Basic	$6.55	$6.45	$5.89
Diluted	$6.44	$6.34	$5.77
OTHER COMPREHENSIVE GAIN/(LOSS)
Unrealized gains/(losses) on available for sale debt securities, net of tax (expense)/benefit of $(5,282), $(6,634) and $23,160, respectively	$17,182	$21,521	$(74,880)
Reclassification adjustment for available for sale debt security gains included in net income, net of tax expense of $0, $0 and $(369), respectively	—	—	1,167
Other comprehensive gain/(loss), net of tax (expense)/benefit of $(5,282), $(6,634) and $22,791, respectively	17,182	21,521	(73,713)
Comprehensive income	$233,536	$233,986	$119,387

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	32,933,018	$32,933	32,875,560	$32,876	32,603,118	$32,603
Shares issued for stock options	283,501	284	78,160	78	272,442	273
Shares acquired and canceled	—	—	(20,702)	(21)	—	—
Issued at end of period	33,216,519	$33,217	32,933,018	$32,933	32,875,560	$32,876

CAPITAL SURPLUS
Balance at beginning of period		$174,695		$169,231		$159,914
Common stock issued for stock options		8,915		2,465		7,376
Stock-based compensation arrangements		3,452		2,999		1,941
Balance at end of period		$187,062		$174,695		$169,231

RETAINED EARNINGS
Balance at beginning of period		$1,276,305		$1,120,292		$977,067
Net income		216,354		212,465		193,100
Dividends on common stock ($1.78, $1.66 and $1.52 per share, respectively)		(58,891)		(54,653)		(49,875)
Common stock acquired and canceled		—		(1,799)		—
Balance at end of period		$1,433,768		$1,276,305		$1,120,292

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains/(losses) on available for sale debt securities:
Balance at beginning of period		$(50,042)		$(71,563)		$2,150
Net change		17,182		21,521		(73,713)
Balance at end of period		$(32,860)		$(50,042)		$(71,563)
Total stockholders’ equity		$1,621,187		$1,433,891		$1,250,836

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$216,354	$212,465	$193,100
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	9,004	7,458	10,076
Depreciation and amortization	21,681	22,189	22,048
Net amortization of securities premiums and discounts	(1,052)	(1,269)	2,619
Realized securities (gains)/losses	(97)	1,828	1,833
Gain on sales of loans	(2,676)	(2,607)	(4,548)
Cash receipts from the sale of loans originated for sale	154,993	149,825	246,499
Cash disbursements for loans originated for sale	(156,901)	(144,476)	(223,407)
Deferred income tax (benefit) provision	(2,203)	(2,787)	322
Gain on sale of other real estate owned and other assets	(1,448)	(2,330)	(4,682)
Increase in interest receivable	(636)	(9,876)	(16,914)
Increase in interest payable	6,453	7,719	3,192
Stock-based compensation arrangements	3,452	2,999	1,941
Excess tax benefit from stock-based compensation arrangements	(4,071)	(899)	(3,325)
Other, net	18,347	(7,194)	(2,482)
Net cash provided by operating activities	261,200	233,045	226,272
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	—	8,045	121,099
Net decrease in federal funds sold	601	1,534	563
Purchases of available for sale debt securities	(375,443)	(454,019)	(1,881,784)
Proceeds from maturities, calls and paydowns of held for investment debt securities	354	1,351	74
Proceeds from maturities, calls and paydowns of available for sale debt securities	741,946	467,601	550,018
Proceeds from sales of available for sale debt securities	—	—	222,474
Purchase of equity securities	(409)	(310)	(4,309)
Proceeds from paydowns and sales of equity securities	405	850	1,620
Net change in loans	(387,852)	(719,287)	(521,220)
Net (payments) receipts on derivative asset contracts	(15,356)	21,192	7,294
Purchases of premises, equipment and computer software	(36,652)	(22,504)	(19,785)
Purchase of tax credits	(12,641)	(7,635)	(9,706)
Other, net	13,657	33,477	14,494
Net cash used in investing activities	(71,390)	(669,705)	(1,519,168)
FINANCING ACTIVITIES
Net change in deposits	1,018,424	(284,919)	2,452,297
Net change in short-term borrowings	(3,351)	3,051	300
Issuance of common stock in connection with stock options, net	9,199	2,543	7,649
Common stock acquired	—	(1,820)	—
Cash dividends paid	(57,773)	(53,642)	(48,462)
Net cash provided (used in) by financing activities	966,499	(334,787)	2,411,784
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	1,156,309	(771,447)	1,118,888
Cash, due from banks and interest-bearing deposits at the beginning of the period	2,397,463	3,168,910	2,050,022
Cash, due from banks and interest-bearing deposits at the end of the period	$3,553,772	$2,397,463	$3,168,910
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$270,812	$191,760	$42,930
Cash paid during the period for income taxes	$46,558	$52,398	$34,640
Noncash investing and financing activities:
Cash (received)/paid for acquisitions	$—	$(7,833)	$77,685
Fair value of assets acquired in acquisitions	$—	$2,981	$511,595
Liabilities assumed in acquisitions	$—	$10,814	$433,911
Unpaid common stock dividends declared	$15,279	$14,161	$13,150
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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BFC-PNC LLC, BancFirst Insurance Services, Inc., Pegasus, Worthington and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are BFTower, LLC and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of interest accrued but not received for loans placed on nonaccrual and reversed against interest income was $812,000, $429,000 and $147,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Management estimates the allowance balance using relevant available information from internal and external sources, including information relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as the political, legal, and regulatory environment, technology and consumer preferences. Historical loss information is adjusted by the SLC using these and other qualitative factors, including reasonable and supportable forecasts of changes in economic conditions. Forecast models are used to support managements expectation of credit performance during the reasonable and supportable forecast period. Beyond the reasonable and supportable forecast period, the loss expectation reverts to the historical average, which is determined by the weighted average life of each loan pool.

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

Allowance for Credit Losses on Available-for-Sale Debt Securities

The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2024 and December 31, 2023 approximately 98% of the available for sale debt securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies. The Company does not consider the unrealized loss position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2024 were $3.4 million. Advertising costs for the years ended December 31, 2023 and 2022 were $3.2 million and $3.0 million, respectively.

Stock-based Compensation

The Company recognizes stock-based compensation as compensation expense in the consolidated statements of comprehensive income based on the fair value of the Company’s stock options and restricted stock units ("RSU's") on the measurement date, which, for the Company, is the date of the grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and was based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant. The fair value of each option and RSU is expensed over its vesting period.

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

Trust

BancFirst offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. There are four basic types of fees that are included in the trust department income. Administrative fees are assessed for managing trust accounts. Shareholder fees are received in connection with holding specific fund share classes. In return for these services, the mutual fund (or its distributor or investment advisor) pay a fee to BancFirst. Oil and gas fees are assessed for management of oil and gas related activities. There are also other types of fees charged on a one-time basis such as those related to opening and closing trust accounts. BancFirst records trust fees on a monthly, quarterly or annual basis based on the size of the asset being managed. Fees may be fixed or, where applicable, based on a percentage of transaction size of managed assets. These fees are recorded as revenue at the time the fee is billed, according to the agreement with the customer.

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

Recent Accounting Pronouncements

Standards Not Yet Adopted:

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” requiring disclosure of certain costs and expenses in the notes to financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The amendments may be applied prospectively or retrospectively to all periods presented. The Company does not expect adoption of the standard to have a material impact on its consolidated financial statements.

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

Standards Adopted During the Current Period:

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The amendments are to be applied retrospectively to all periods presented and segment expense categories are required to be based on the categories identified at adoption. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements.

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

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell federal funds to certain of these institutions on an overnight basis. At December 31, 2024 and 2023, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and funds on deposit with the Federal Reserve Bank, which is included in the following table:

	December 31,
	2024	2023
	(Dollars in thousands)
Vault cash and funds on deposit with the Federal Reserve Bank	$3,347,760	$2,255,198

(4) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2024
Mortgage backed securities (1)	$2	$—	$—	$2
States and political subdivisions	335	—	—	335
Other securities	500	—	—	500
Total	$837	$—	$—	$837
December 31, 2023
Mortgage backed securities (1)	$5	$—	$—	$5
States and political subdivisions	685	—	—	685
Other securities	500	—	—	500
Total	$1,190	$—	$—	$1,190

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2024
U.S. treasuries	$1,216,258	$—	$(40,249)	$1,176,009
U.S. federal agencies	8,170	68	(6)	8,232
Mortgage backed securities (1)	14,807	9	(1,772)	13,044
States and political subdivisions	6,570	6	(140)	6,436
Other securities	8,163	—	(967)	7,196
Total	$1,253,968	$83	$(43,134)	$1,210,917
December 31, 2023
U.S. treasuries	$1,560,265	$415	$(62,635)	$1,498,045
U.S. federal agencies	11,631	142	(3)	11,770
Mortgage backed securities (1)	16,459	13	(1,677)	14,795
States and political subdivisions	10,108	16	(114)	10,010
Asset backed securities	12,794	—	(282)	12,512
Other securities	8,163	—	(1,390)	6,773
Total	$1,619,420	$586	$(66,101)	$1,553,905

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

	December 31,
	2024		2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$776	$776	$350	$350
After one year but within five years	61	61	840	840
After five years but within ten years	—	—	—	—
After ten years	—	—	—	—
Total	$837	$837	$1,190	$1,190
Available for Sale
Contractual maturity of debt securities:
Within one year	$335,108	$330,076	$348,318	$341,645
After one year but within five years	888,721	853,508	1,223,529	1,167,973
After five years but within ten years	13,369	12,354	10,331	8,851
After ten years	16,770	14,979	37,242	35,436
Total debt securities	$1,253,968	$1,210,917	$1,619,420	$1,553,905

The following is a detail of proceeds from sales and the realized losses on available for sale debt securities:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Proceeds	$—	$—	$222,474
Gross losses realized	—	—	3,990

In March 2022, the Company sold $226 million of debt securities with an average yield of 0.16%, the proceeds of which were subsequently reinvested in $220 million of debt securities with an average yield of 1.86%. The Company used specific identification to reclassify the unrealized loss in other comprehensive income to a realized loss, as shown in the consolidated statements of comprehensive income. There were no sales of securities and therefore no proceeds from sales or realized securities losses on available for sale debt securities for the years ended December 31, 2024 and 2023, respectively.

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

The following table is a summary of the Company’s book value of debt securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	December 31,
	2024	2023
	(Dollars in thousands)
Book value of pledged securities	$918,523	$591,324

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2024 and 2023 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
December 31, 2024
Available for Sale
U.S. treasuries	51	$89,867	$1,030	$1,086,142	$39,219	$1,176,009	$40,249
U.S. federal agencies	5	681	4	500	2	1,181	6
Mortgage backed securities	63	1,214	15	11,498	1,757	12,712	1,772
States and political subdivisions	4	802	2	752	138	1,554	140
Other securities	3	—	—	7,196	967	7,196	967
Total	126	$92,564	$1,051	$1,106,088	$42,083	$1,198,652	$43,134
December 31, 2023
Available for Sale
U.S. treasuries	68	$4,838	$90	$1,401,669	$62,545	$1,406,507	$62,635
U.S. federal agencies	3	1,100	3	—	—	1,100	3
Mortgage backed securities	74	80	—	13,261	1,677	13,341	1,677
States and political subdivisions	6	306	4	1,847	110	2,153	114
Asset backed securities	1	—	—	12,512	282	12,512	282
Other securities	3	—	—	6,773	1,390	6,773	1,390
Total	155	$6,324	$97	$1,436,062	$66,004	$1,442,386	$66,101

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of December 31, 2024 and 2023, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income.

(5) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$931,709	$960,944
Commercial real estate non-owner occupied	1,578,483	1,486,420
Construction and development < 60 months	756,662	642,643
Construction residential real estate < 60 months	250,373	283,486
Residential real estate first lien	1,431,265	1,258,744
Residential real estate all other	275,461	244,696
Agriculture	449,190	427,139
Commercial non-real estate	1,363,462	1,289,452
Consumer non-real estate	478,647	476,467
Oil and gas	509,858	586,654
Total (1)	$8,025,110	$7,656,645
(1) Excludes accrued interest receivable of $40.9 million at December 31, 2024 and $39.4 million at December 31, 2023, that is recorded in accrued interest receivable and other assets.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments, which includes the applicable weighted average remaining life, and measures the allowance for credit losses using the vintage loss analysis adjusted for qualitative factors:

Portfolio Segments	Life (in years)
Real estate:
Commercial real estate owner occupied	9
Commercial real estate non-owner occupied	6
Construction and development < 60 months	3
Construction residential real estate < 60 months	2
Residential real estate first lien	15
Residential real estate all other	8
Agriculture	9
Commercial non-real estate	3
Consumer non-real estate	4
Oil and gas	1

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

Residential real estate first lien. Residential real estate first lien loans include all closed-end loans secured by first liens on 1-to-4 family residential properties. This category includes property containing 1-to-4 dwelling units (including vacation homes) or more than four dwelling units if each is separated from other units by dividing walls that extend from ground to roof. This category also includes individual condominium dwelling units and loans secured by an interest in individual cooperative housing units, even if in a building with five or more dwelling units.

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

Commercial non-real estate. Commercial non-real estate represents loans for working capital, facilities acquisition or expansion, purchase of equipment and other needs of commercial customers primarily located within Oklahoma. Loans in this category include commercial and industrial and state and political subdivisions.

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

Other Real Estate Owned and Repossessed Assets and Loan Modifications

The following is a summary of other real estate owned and repossessed assets:

	December 31,
	2024	2023
	(Dollars in thousands)
Other real estate owned and repossessed assets	$33,665	$34,200

As of both December 31, 2024 and December 31, 2023, other real estate owned included a larger commercial real estate property recorded at approximately $28.1 million and $29.4 million, respectively. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	For The Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Rental income	$12,148	$11,224	$10,340
Operating expense	10,078	10,868	9,863

During 2024, the Company sold property held in other real estate owned for a total gain of $1.5 million compared to total gains of $728,000 in 2023 and $4.2 million in 2022.

During 2024, the Company wrote down property held in other real estate owned for a total of $4.0 million compared to write downs of $5.2 million in 2023 and $3.7 million in 2022.

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of loans modified during the year ended December 31, 2024 was approximately $14.8 million compared to $5.3 million during the year ended December 31, 2023.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for any of the years ended December 31, 2024, 2023 or 2022. In addition, loans identified as nonaccrual loans have related allowances for credit losses at December 31, 2024 and December 31, 2023, respectively. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of $3.5 million in 2024, $1.6 million in 2023 and $1.3 million in 2022.

Nonaccrual loans guaranteed by government agencies totaled $9.0 million at December 31, 2024 and $6.7 million at December 31, 2023.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$7,957	$1,686
Commercial real estate non-owner occupied	8,913	874
Construction and development < 60 months	20,445	800
Construction residential real estate < 60 months	1,481	638
Residential real estate first lien	5,193	3,336
Residential real estate all other	653	899
Agriculture	2,047	3,662
Commercial non-real estate	8,552	10,101
Consumer non-real estate	1,028	449
Oil and gas	1,715	2,128
Total	$57,984	$24,573

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
December 31, 2024
Real estate:
Commercial real estate owner occupied	$2,810	$273	$7,963	$11,046	$920,663	$931,709	$569
Commercial real estate non-owner occupied	603	16,871	610	18,084	1,560,399	1,578,483	41
Construction and development <60 months	317	351	20,327	20,995	735,667	756,662	116
Construction residential real estate < 60 months	292	622	616	1,530	248,843	250,373	—
Residential real estate first lien	9,128	2,118	3,332	14,578	1,416,687	1,431,265	797
Residential real estate all other	1,498	559	828	2,885	272,576	275,461	370
Agriculture	1,569	1,357	5,691	8,617	440,573	449,190	4,754
Commercial non-real estate	4,325	1,019	5,983	11,327	1,352,135	1,363,462	356
Consumer non-real estate	3,748	907	1,173	5,828	472,819	478,647	504
Oil and gas	1,111	458	232	1,801	508,057	509,858	232
Total	$25,401	$24,535	$46,755	$96,691	$7,928,419	$8,025,110	$7,739

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
December 31, 2023
Real estate:
Commercial real estate owner occupied	$1,386	$26	$5,598	$7,010	$953,934	$960,944	$4,377
Commercial real estate non-owner occupied	2,224	7,371	1,786	11,381	1,475,039	1,486,420	913
Construction and development <60 months	198	158	800	1,156	641,487	642,643	—
Construction residential real estate < 60 months	1,542	206	405	2,153	281,333	283,486	332
Residential real estate first lien	3,879	1,204	1,849	6,932	1,251,812	1,258,744	731
Residential real estate all other	757	190	613	1,560	243,136	244,696	549
Agriculture	1,694	724	1,227	3,645	423,494	427,139	579
Commercial non-real estate	1,501	436	10,028	11,965	1,277,487	1,289,452	1,714
Consumer non-real estate	3,248	1,090	594	4,932	471,535	476,467	347
Oil and gas	—	—	92	92	586,562	586,654	—
Total	$16,429	$11,405	$22,992	$50,826	$7,605,819	$7,656,645	$9,542

Credit Quality Indicators

The Company considers credit quality indicators to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical credit loss experience and economic conditions. Indicators are reviewed and updated regularly throughout the year. An internal risk grading system is used to identify the credit risk of loans. The loan grades used by the Company are for internal risk identification purposes and do not directly correlate to regulatory classification categories or any financial reporting definitions.

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

Grade 6 - Charge Off - This category consists of loans that are considered uncollectible and other assets with little or no value.

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following tables summarizes the Company's gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
December 31, 2024
Commercial real estate owner occupied
Grade 1	$73,928	$97,497	$140,750	$99,998	$70,919	$157,286	$18,517	$658,895
Grade 2	40,463	32,521	51,722	48,845	21,767	34,536	5,281	235,135
Grade 3	13,626	9,790	3,515	2,575	788	1,731	297	32,322
Grade 4	1,770	377	155	48	352	2,533	122	5,357
Total commercial real estate owner occupied	129,787	140,185	196,142	151,466	93,826	196,086	24,217	931,709
Commercial real estate non-owner occupied
Grade 1	116,295	285,971	260,605	176,082	107,312	93,834	32,071	1,072,170
Grade 2	75,546	106,628	144,117	53,575	28,429	63,393	5,982	477,670
Grade 3	5,133	—	12,643	—	72	240	—	18,088
Grade 4	5,904	129	—	1,971	—	2,551	—	10,555
Total commercial real estate non-owner occupied	202,878	392,728	417,365	231,628	135,813	160,018	38,053	1,578,483
Construction and development < 60 months
Grade 1	127,282	88,506	170,192	8,684	8,617	7,034	29,951	440,266
Grade 2	94,738	113,585	55,372	1,193	1,544	14,063	11,741	292,236
Grade 3	2,790	84	—	554	68	63	—	3,559
Grade 4	51	58	816	198	136	—	19,342	20,601
Total construction and development < 60 months	224,861	202,233	226,380	10,629	10,365	21,160	61,034	756,662
Construction residential real estate < 60 months
Grade 1	115,070	20,543	4,073	76	1,276	518	4,386	145,942
Grade 2	79,451	3,630	558	3	12	—	15,716	99,370
Grade 3	3,580	—	—	—	—	—	—	3,580
Grade 4	1,158	117	206	—	—	—	—	1,481
Total construction residential real estate <60 months	199,259	24,290	4,837	79	1,288	518	20,102	250,373
Residential real estate first lien
Grade 1	270,182	199,996	201,208	148,548	96,714	171,143	5,603	1,093,394
Grade 2	81,350	71,196	49,965	36,685	25,338	43,908	969	309,411
Grade 3	5,720	3,399	2,769	2,840	2,132	4,700	—	21,560
Grade 4	1,434	796	349	1,727	459	2,135	—	6,900
Total residential real estate first lien	358,686	275,387	254,291	189,800	124,643	221,886	6,572	1,431,265
Residential real estate all other
Grade 1	40,293	27,885	19,557	5,560	6,348	10,515	51,106	161,264
Grade 2	7,508	4,674	3,712	1,261	1,105	3,529	86,860	108,649
Grade 3	630	403	188	173	232	575	1,863	4,064
Grade 4	177	221	73	—	50	17	946	1,484
Total residential real estate all other	48,608	33,183	23,530	6,994	7,735	14,636	140,775	275,461
Agriculture
Grade 1	44,952	41,620	39,866	27,901	19,849	41,401	52,243	267,832
Grade 2	38,600	22,924	18,639	13,097	9,043	17,434	38,508	158,245
Grade 3	1,765	1,702	1,212	1,666	2,489	1,958	7,061	17,853
Grade 4	2,800	1,083	777	156	73	235	136	5,260
Total agriculture	88,117	67,329	60,494	42,820	31,454	61,028	97,948	449,190
Commercial non-real estate
Grade 1	154,831	105,332	138,536	114,365	23,278	47,272	318,308	901,922
Grade 2	103,737	76,999	29,152	17,882	4,005	6,016	175,832	413,623
Grade 3	1,487	2,121	1,944	438	128	299	36,288	42,705
Grade 4	1,432	1,305	976	348	386	165	358	4,970
Grade 5	—	—	71	6	1	164	—	242
Total commercial non-real estate	261,487	185,757	170,679	133,039	27,798	53,916	530,786	1,363,462
Consumer non-real estate
Grade 1	186,539	111,148	54,914	28,236	7,165	3,662	18,479	410,143
Grade 2	18,622	15,149	9,285	4,296	1,042	885	11,213	60,492
Grade 3	1,493	2,007	1,279	901	228	193	9	6,110
Grade 4	278	677	543	242	118	41	1	1,900
Grade 5	—	2	—	—	—	—	—	2
Total consumer non-real estate	206,932	128,983	66,021	33,675	8,553	4,781	29,702	478,647
Oil and gas
Grade 1	86,975	13,037	4,996	21,945	4,762	2,365	218,887	352,967
Grade 2	35,299	7,137	4,408	502	358	167	107,428	155,299
Grade 3	286	121	—	170	—	63	475	1,115
Grade 4	—	—	—	65	—	412	—	477
Total oil and gas	122,560	20,295	9,404	22,682	5,120	3,007	326,790	509,858
Total loans held for investment	$1,843,175	$1,470,370	$1,429,143	$822,812	$446,595	$737,036	$1,275,979	$8,025,110

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
December 31, 2023
Commercial real estate owner occupied
Grade 1	$125,041	$144,429	$124,113	$85,619	$77,400	$135,064	$23,004	$714,670
Grade 2	39,735	61,879	28,506	22,473	19,617	24,199	33,304	229,713
Grade 3	140	3,580	4,262	644	1,432	1,051	2,450	13,559
Grade 4	399	90	—	352	656	1,016	150	2,663
Grade 5	—	—	—	—	339	—	—	339
Total commercial real estate owner occupied	165,315	209,978	156,881	109,088	99,444	161,330	58,908	960,944
Commercial real estate non-owner occupied
Grade 1	221,014	271,637	172,291	113,676	56,831	68,576	44,878	948,903
Grade 2	82,206	139,982	79,204	53,154	63,331	72,075	28,844	518,796
Grade 3	2,135	6,666	1,715	—	6,207	251	—	16,974
Grade 4	200	632	349	—	—	566	—	1,747
Total commercial real estate non-owner occupied	305,555	418,917	253,559	166,830	126,369	141,468	73,722	1,486,420
Construction and development < 60 months
Grade 1	124,218	133,254	65,472	5,828	3,392	5,019	76,831	414,014
Grade 2	95,138	43,884	28,772	6,625	13,406	2,146	34,559	224,530
Grade 3	2,051	893	101	235	—	19	—	3,299
Grade 4	—	800	—	—	—	—	—	800
Total construction and development < 60 months	221,407	178,831	94,345	12,688	16,798	7,184	111,390	642,643
Construction residential real estate < 60 months
Grade 1	158,161	7,551	1,421	100	105	467	49,284	217,089
Grade 2	57,172	2,365	27	12	—	—	98	59,674
Grade 3	5,457	387	—	—	—	—	—	5,844
Grade 4	673	206	—	—	—	—	—	879
Total construction residential real estate <60 months	221,463	10,509	1,448	112	105	467	49,382	283,486
Residential real estate first lien
Grade 1	294,363	226,557	174,325	115,055	71,941	149,836	6,047	1,038,124
Grade 2	51,619	39,146	35,226	24,738	12,591	39,264	—	202,584
Grade 3	2,175	2,187	2,630	773	1,140	4,009	—	12,914
Grade 4	759	122	1,144	651	355	2,091	—	5,122
Total residential real estate first lien	348,916	268,012	213,325	141,217	86,027	195,200	6,047	1,258,744
Residential real estate all other
Grade 1	44,475	24,861	8,381	8,122	3,753	12,827	46,479	148,898
Grade 2	4,244	5,819	1,415	1,652	1,308	2,527	74,388	91,353
Grade 3	355	262	198	40	23	391	1,942	3,211
Grade 4	119	24	—	—	55	89	947	1,234
Total residential real estate all other	49,193	30,966	9,994	9,814	5,139	15,834	123,756	244,696
Agriculture
Grade 1	52,934	51,099	34,840	26,603	17,863	33,052	46,981	263,372
Grade 2	28,829	20,931	18,245	9,826	8,207	15,833	41,018	142,889
Grade 3	9,516	1,185	789	2,570	296	2,372	2,454	19,182
Grade 4	265	633	55	131	370	241	1	1,696
Total agriculture	91,544	73,848	53,929	39,130	26,736	51,498	90,454	427,139
Commercial non-real estate
Grade 1	252,112	176,013	159,470	39,097	36,907	33,824	277,740	975,163
Grade 2	95,590	35,955	19,519	6,591	6,456	8,071	127,800	299,982
Grade 3	2,206	2,598	1,011	109	121	164	1,779	7,988
Grade 4	1,181	1,691	400	686	309	154	1,425	5,846
Grade 5	—	—	—	—	473	—	—	473
Total commercial non-real estate	351,089	216,257	180,400	46,483	44,266	42,213	408,744	1,289,452
Consumer non-real estate
Grade 1	211,028	105,365	55,079	18,529	8,939	3,301	22,184	424,425
Grade 2	19,085	14,919	6,764	2,062	702	910	2,085	46,527
Grade 3	941	1,424	932	326	299	156	11	4,089
Grade 4	361	452	409	117	72	10	5	1,426
Total consumer non-real estate	231,415	122,160	63,184	21,034	10,012	4,377	24,285	476,467
Oil and gas
Grade 1	147,902	29,658	72,127	13,898	1,553	15,015	180,321	460,474
Grade 2	66,080	4,851	1,019	402	279	177	50,201	123,009
Grade 3	1,758	132	225	—	—	—	323	2,438
Grade 4	313	83	166	—	10	161	—	733
Total oil and gas	216,053	34,724	73,537	14,300	1,842	15,353	230,845	586,654
Total loans held for investment	$2,201,950	$1,564,202	$1,100,602	$560,696	$416,738	$634,924	$1,177,533	$7,656,645

The following tables summarize the Company’s gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Year ended December 31, 2024
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$15	$—	$—	$—	$15
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	12	189	1	1	33	—	236
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	3	—	—	—	—	—	3
Residential real estate first lien
Current-period gross charge-offs	3	47	61	6	4	134	—	255
Residential real estate all other
Current-period gross charge-offs	20	—	84	—	—	7	60	171
Agriculture
Current-period gross charge-offs	—	40	47	13	—	66	—	166
Commercial non-real estate
Current-period gross charge-offs	94	1,323	462	191	96	324	2,004	4,494
Consumer non-real estate
Current-period gross charge-offs	348	864	427	141	44	59	31	1,914
Oil and gas
Current-period gross charge-offs	—	9	83	—	—	—	—	92
Total current-period gross charge-offs	$465	$2,298	$1,353	$367	$145	$623	$2,095	$7,346

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Year ended December 31, 2023
Commercial real estate owner occupied
Current-period gross charge-offs	$174	$196	$26	$203	$165	$158	$—	$922
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	—	—	3	—	3
Construction and development < 60 months
Current-period gross charge-offs	—	3	—	2	—	1	—	6
Construction residential real estate < 60 months
Current-period gross charge-offs	—	94	—	—	—	—	—	94
Residential real estate first lien
Current-period gross charge-offs	—	—	91	44	5	25	—	165
Residential real estate all other
Current-period gross charge-offs	—	4	19	—	1	36	—	60
Agriculture
Current-period gross charge-offs	—	154	9	317	14	2	—	496
Commercial non-real estate
Current-period gross charge-offs	390	351	111	22	51	160	—	1,085
Consumer non-real estate
Current-period gross charge-offs	312	632	261	45	41	40	19	1,350
Oil and gas
Current-period gross charge-offs	57	2	—	—	—	—	—	59
Total current-period gross charge-offs	$933	$1,436	$517	$633	$277	$425	$19	$4,240

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

The Senior Loan Committee (“the SLC”) sets qualitative adjustments for each loan pool. In setting the qualitative adjustments, they consider several factors, including external economic information, peer bank comparisons and experience with the loan portfolio, among others. The SLC also considers other current conditions adjustments and reasonable and supportable forecasts derived from third party information, primarily Moody’s Analytics economic scenarios. To determine the appropriateness of the economic scenarios, the Company uses judgment and statistical analysis which correlates charge-off history to the economic scenarios. The Company then forecasts future loss expectations based on the selected economic scenarios over the next 12-24 months, which is driven by management’s judgment of a reasonable and supportable forecast period, to arrive at an estimated qualitative adjustment attributable to economic forecasts. For periods beyond which the Company is able to make or obtain reasonable and supportable forecasts of expected credit losses, the Company reverts to historical loss information.

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

The increase in allowance for credit losses during 2024 was primarily related to loan growth during the year.

The following table details activity in the allowance for credit losses on loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Year ended December 31, 2024
Real estate:
Commercial real estate owner occupied	$7,483	$(15)	$85	$70	$(684)	$6,869
Commercial real estate non-owner occupied	33,080	(236)	94	(142)	159	33,097
Construction and development < 60 months	3,950	—	—	—	4,721	8,671
Construction residential real estate < 60 months	3,414	(3)	—	(3)	(1,075)	2,336
Residential real estate first lien	4,914	(255)	26	(229)	(117)	4,568
Residential real estate all other	1,646	(171)	12	(159)	254	1,741
Agriculture	6,137	(166)	43	(123)	(318)	5,696
Commercial non-real estate	22,745	(4,494)	542	(3,952)	5,357	24,150
Consumer non-real estate	4,401	(1,914)	237	(1,677)	2,109	4,833
Oil and gas	9,030	(92)	—	(92)	(1,402)	7,536
Total	$96,800	$(7,346)	$1,039	$(6,307)	$9,004	$99,497

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Year ended December 31, 2023
Real estate:
Commercial real estate owner occupied	$6,416	$(922)	$68	$(854)	$1,921	$7,483
Commercial real estate non-owner occupied	30,190	(3)	—	(3)	2,893	33,080
Construction and development < 60 months	3,778	(6)	11	5	167	3,950
Construction residential real estate < 60 months	3,275	(94)	—	(94)	233	3,414
Residential real estate first lien	4,092	(165)	15	(150)	972	4,914
Residential real estate all other	1,418	(60)	5	(55)	283	1,646
Agriculture	6,217	(496)	127	(369)	289	6,137
Commercial non-real estate	25,106	(1,085)	446	(639)	(1,722)	22,745
Consumer non-real estate	4,132	(1,350)	182	(1,168)	1,437	4,401
Oil and gas	8,104	(59)	—	(59)	985	9,030
Total	$92,728	$(4,240)	$854	$(3,386)	$7,458	$96,800

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the years ended December 31, 2024 or December 31, 2023.

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the years ended December 31, 2024 and 2023, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following table summarizes collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
As of December 31, 2024	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	7,890	—	—	7,890	879
Construction and development < 60 months	20,142	—	—	20,142	3,755
Construction residential real estate < 60 months	206	—	—	206	75
Residential real estate first lien	300	—	—	300	93
Residential real estate all other	100	—	—	100	34
Agriculture	1,584	110	13	1,707	688
Commercial non-real estate	—	10,087	108	10,195	2,222
Consumer non-real estate	—	—	399	399	242
Oil and gas	—	—	—	—	—
Total collateral-dependent loans held for investment	$30,222	$10,197	$520	$40,939	$7,988

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
As of December 31, 2023	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	632	—	—	632	250
Construction and development < 60 months	800	—	—	800	225
Construction residential real estate < 60 months	638	—	—	638	134
Residential real estate first lien	189	—	—	189	62
Residential real estate all other	140	—	—	140	140
Agriculture	1,841	593	15	2,449	1,386
Commercial non-real estate	—	6,090	241	6,331	1,867
Consumer non-real estate	—	—	147	147	88
Oil and gas	—	—	—	—	—
Total collateral-dependent loans held for investment	$4,240	$6,683	$403	$11,326	$4,152

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

Transfers from loans and premises and equipment to other real estate owned, repossessed assets, and other assets during the periods presented are summarized as follows:

	Year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Other real estate owned	$10,172	$3,459	$2,563
Repossessed assets	2,908	2,019	1,040
Other assets	—	—	1,943
Total	$13,080	$5,478	$5,546

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
	(Dollars in thousands)
2024	$84,264	$79,623	$(38,077)	$125,810
2023	23,167	106,819	(45,722)	84,264
2022	28,292	46,124	(51,249)	23,167

(6) PREMISES AND EQUIPMENT, NET AND OTHER ASSETS

The following is a summary of premises and equipment by classification:

		December 31,
	Estimated Useful Lives	2024	2023
		(Dollars in thousands)
Land		$55,883	$49,173
Buildings	10 to 40 years	297,364	288,391
Furniture, fixtures and equipment	3 to 15 years	99,710	94,851
Construction in progress		16,748	4,213
Accumulated depreciation		(173,762)	(158,034)
Premises and equipment, net		$295,943	$278,594

Non-cash items in Premises and Equipment, Net

The Company had $195,000 in construction in progress for retainage payable at December 31, 2024 and December 31, 2023. Retainage payable is not remitted to the vendor until completion of the project and is therefore not included in the consolidated statements of cash flow.

Construction in Progress

Construction in progress is related to the renovation of BancFirst Tower, which began in 2018, as well as the renovation of several BancFirst locations. When renovations on the buildings are completed, the asset is reclassified as buildings and depreciated over its applicable useful life.

Other Assets

Other assets includes the cash surrender value of key-man life insurance policies totaling $84.4 million at December 31, 2024 and December 31, 2023.

Equity securities are reported in other assets on the consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $13.4 million at December 31, 2024 and $13.1 million at December 31, 2023.

Low-Income Housing Tax Credit Investments

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

Total LIHTC investments were $58.6 million and $46.4 million at December 31, 2024 and 2023, respectively and are included in other assets on the consolidated balance sheet. The Company recognized tax credits and other tax benefits of $7.4 million, $7.3 million and $6.4 million in 2024, 2023 and 2022, respectively and amortization expense of $6.0 million, $5.6 million and $5.1 million in 2024, 2023 and 2022, respectively resulting from LIHTC investments. Additional contributions are committed during the investment periods through the year 2039. Unfunded commitments to these investments as of December 31, 2024 totaled $34.5 million.

New Market Tax Credit Investments

The Company invests in active low-income community businesses that qualify for New Market Tax Credits. New Market Tax Credit (NMTC) investments are made through Community Development Entities (CDEs) and such entities are qualified through the US Department of the Treasury. NMTCs are earned for a qualified entity investment made by a taxpayer in a CDE if substantially all of the investment is used by the CDE to make qualified investments. It is through its equity contributions into the CDE entities that the Company is able to receive the benefits of the NMTCs. The amount of the NMTC is equal to 39% of the qualified investment taken over a seven-year period. The investments are amortized through tax expense using the proportional amortization method as related tax credits are utilized. The Company does not consolidate these CDEs as variable interest entities due to the control the allocatee of the tax credits has over the entity.

Total NMTC investments were $7.5 million and $12.1 million at December 31, 2024 and 2023, respectively, and are included in other assets on the consolidated balance sheet. The Company recognized tax credits of $5.6 million, $5.6 million and $4.7 million in 2024, 2023 and 2022, respectively and amortization expense of $4.6 million, $4.6 million, and $3.9 million in 2024, 2023 and 2022, respectively resulting from NMTC investments. NMTC investments are funded in full in the year they begin. There are no unfunded commitments.

Historic Tax Credit Investments

The Company invests in rehabilitation projects that qualify for Historic Tax Credits. Historic Tax Credits (HTCs) are generated by rehabilitating structures included in the National Register of Historic Places. The rehabilitations must be approved by the State Historic Preservation Office and the National Park Service. The Company invests in a Master Tenant partnership in order to receive the HTCs. Contributions are made to the Master Tenant as needed to complete the project. State HTCs are recognized in full in the year construction is completed. Federal HTCs are allocated over a five-year period once construction is completed. The investments are amortized through tax expense using the proportional amortization method as related tax credits are utilized. The Company does not consolidate these Master Tenant partnerships as variable interest entities due to the control the managing member of the partnership has over the entity.

Total HTC investments were $6.3 million and zero at December 31, 2024 and 2023, respectively, and are included in other assets on the consolidated balance sheet. The Company recognized no tax credits and had no amortization related to HTCs in 2024, 2023, and 2022. Unfunded commitments to these investments as of December 31, 2024 totaled $5.1 million.

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2024
Core deposit intangibles	$33,550	$(20,454)	$13,096
Customer relationship intangibles	3,350	(3,288)	62
Total	$36,900	$(23,742)	$13,158
As of December 31, 2023
Core deposit intangibles	$33,550	$(17,027)	$16,523
Customer relationship intangibles	3,350	(3,169)	181
Total	$36,900	$(20,196)	$16,704

Estimated amortization of intangible assets for the next five years, as of December 31, 2024, is as follows (dollars in thousands):

Estimated Amortization
2025	$3,249
2026	2,645
2027	2,641
2028	1,821
2029	1,437

At December 31, 2024, the weighted-average remaining life of all intangible assets was approximately 5.0 years, which consisted of customer relationship intangibles with a weighted-average life of approximately eight months and core deposit intangibles with a weighted-average life of approximately 5.0 years.

The following is a summary of goodwill by business segment:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2024
Balance at beginning and end of period	$13,767	$61,420	$68,855	$32,133	$5,464	$624	$182,263

Year Ended December 31, 2023
Balance at beginning of period	$13,767	$61,212	$68,855	$32,133	$5,464	$624	$182,055
Acquisitions	—	208	—	—	—	—	208
Balance at end of period	$13,767	$61,420	$68,855	$32,133	$5,464	$624	$182,263

The Company purchased a branch from RCB Bank on July 20, 2023, which added goodwill. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

(8) DEPOSITS

Year-end deposits were as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
Noninterest-bearing demand deposits	$3,907,060	$3,982,226
Money market and interest-bearing checking deposits	5,231,327	4,699,865
Savings deposits	1,110,020	1,056,404
Time deposits	1,470,139	961,627
Total deposits	$11,718,546	$10,700,122

The aggregate amount of overdrawn customer transaction deposits that have been reclassified as loan balances was $8.7 million at December 31, 2024 and $6.2 million at December 31, 2023.

Total uninsured deposits, including certificates of deposits, were $4.0 billion and $3.2 billion as of the years ended December 31, 2024 and 2023, respectively.

Time deposits include certificates of deposit and individual retirement accounts. At December 31, 2024, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2025	$1,302,319
2026	102,796
2027	28,714
2028	21,919
2029	14,316
Thereafter	75
Total	$1,470,139

The following table is a summary of time deposits that meet or exceed the current Federal Deposit Insurance Corporation ("FDIC") insurance limit for the periods presented:

	December 31,
	2024	2023
	(Dollars in thousands)
Time deposits of $250,000 or more	$566,742	$299,018

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2024	2023
	(Dollars in thousands)
Federal funds purchased	$—	$2,525
Repurchase agreements	—	826
Total short-term borrowings	$—	$3,351
Weighted average interest rate	4.69%	4.84%
End of period interest rate	4.30%	4.06%

Federal funds purchased represent borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

(10) LINES OF CREDIT

The Company has several lines of credit available. BancFirst has a line of credit from the FHLB of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. BancFirst's assets, including residential first mortgages of $1.2 billion, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2024, BancFirst had the ability to draw up to $877.1 million on the FHLB line of credit based on FHLB stock holdings of $659,400 with no advances outstanding. Pegasus has a Federal Reserve discount window capacity of $126.2 million. At December 31, 2024, Pegasus had no advances outstanding under this line of credit. Worthington has $10.5 million in lines of credit with other financial institutions that serve as overnight federal funds facilities, a Federal Reserve discount window capacity of $30.3 million, and a $85.6 million line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term fixed rate loans. Worthington had no advances outstanding as of December 31, 2024 under any of these lines of credit.

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

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Subordinated Notes”) to various institutional accredited investors. The sale of the Subordinated Notes was pursuant to a Subordinated Note Purchase Agreement entered into with each of the investors. The Subordinated Notes qualify as Tier 2 capital under regulatory guidelines. The net proceeds to the Company from the sale of the Subordinated Notes were $59.15 million net of commissions and offering expenses. The Company used the proceeds from the sale of the Subordinated Notes for general corporate purposes. The Subordinated Notes initially bear interest at a fixed rate of 3.50% per annum, from and including June 17, 2021 to but excluding June 30, 2031, payable semi-annually in arrears on June 30 and December 31 of each year, commencing December 31, 2021. Then, from and including June 30, 2031, to but excluding the maturity date, the Subordinated Notes will bear interest at a floating rate equal to the benchmark (initially, three-month term SOFR), reset quarterly, plus a spread of 229 basis points, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Subordinated Notes mature on June 30, 2036.

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

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Current taxes:
Federal	$52,626	$53,247	$39,197
State	8,504	7,023	4,813
Deferred taxes	(2,203)	(2,787)	322
Total income taxes	$58,927	$57,483	$44,332

Income tax expense (benefit) applicable to securities transactions approximated $20,000, $(384,000) and $453,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table. The federal statutory tax rate was 21% in 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Tax expense at the federal statutory tax rate	$57,809	$56,689	$49,861
Increase (decrease) in tax expense from:
Tax-exempt income, net	(489)	(343)	(337)
Modified endowment life contracts	(424)	(497)	(487)
Share based compensation excess tax benefit	(3,557)	(786)	(2,905)
Tax deductible dividends paid on ESOP	(511)	(505)	(481)
State tax expense, net of federal tax benefit	6,162	4,945	3,788
Utilization of tax credits:
New markets tax credits, net of amortization	(777)	(777)	(3,745)
Low-income housing tax credits, net of amortization	(1,226)	(1,106)	(1,024)
Other tax credits, net of amortization	(397)	(192)	(91)
Other, net	2,337	55	(247)
Total tax expense	$58,927	$57,483	$44,332

The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2024	2023
	(Dollars in thousands)
Unrealized net losses on securities	$10,191	$15,473
Provision for credit losses	23,598	22,782
Write-downs of other real estate owned	—	2,522
Deferred compensation	2,947	2,116
Stock-based compensation	2,178	2,199
Investments in partnership interests	8,319	7,260
Other	1,284	911
Gross deferred tax assets	48,517	53,263
Intangibles	(4,929)	(5,639)
Basis difference related to tax credits	(6,806)	(5,462)
Depreciation	(19,406)	(21,833)
Prepaid expense deducted	(1,243)	(1,243)
Other	(308)	(181)
Gross deferred tax liabilities	(32,692)	(34,358)
Net deferred tax asset	$15,825	$18,905

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2024, 2023 and 2022, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination, which includes tax return years 2021 to 2023. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

On May 25, 2023, the shareholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan will continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At December 31, 2024 there were 457,175 shares available for future grants. The restricted stock units ("RSU's") vest beginning two years from the date of grant at the rate of 20% per year for five years. The RSU's are settled and distributed as of each vesting date. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Year Ended December 31, 2024
Nonvested at December 31, 2023	32,075	$87.23
Granted	12,250	97.71
Forfeited	(1,500)	83.61
Nonvested at December 31, 2024	42,825	90.35

Year Ended December 31, 2023
Nonvested at December 31, 2022	—
Granted	32,075	$87.23
Nonvested at December 31, 2023	32,075	87.23

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of December 31, 2024, there are 35,647 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2030, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 7,031 and 18,136 shares of common stock distributed from the Deferred Stock Compensation Plan during the years ended December 31, 2024 and 2023, respectively.

A summary of the accumulated stock units is as follows:

	December 31,
	2024	2023
Accumulated stock units	120,984	119,575
Average price	$44.70	$40.03

The Company terminated the BancFirst Corporation Stock Option Plan (the “Employee Plan”), on June 1, 2023. The remaining options will continue to vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant.

The Company terminated the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”), on June 1, 2023. The remaining options will continue to vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant.

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Year Ended December 31, 2024
Outstanding at December 31, 2023	1,241,391	$53.12
Options exercised	(276,470)	32.60
Options canceled, forfeited, or expired	(17,000)	91.32
Outstanding at December 31, 2024	947,921	58.42	9.70Yrs	$55,700
Exercisable at December 31, 2024	361,921	42.20	6.98Yrs	$27,136

Year Ended December 31, 2023
Outstanding at December 31, 2022	1,310,290	$52.51
Options exercised	(60,024)	34.83
Options canceled, forfeited, or expired	(8,875)	86.42
Outstanding at December 31, 2023	1,241,391	53.12	9.70Yrs	$54,882
Exercisable at December 31, 2023	524,016	34.53	6.39Yrs	$32,908

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Total intrinsic value of options exercised	$20,373	$3,055	$14,837
Cash received from options exercised	9,013	2,090	6,776
Tax benefit realized from options exercised	4,497	734	3,567

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model and was based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period. The risk-free interest rate was determined by reference to the spot zero-coupon rate for the U.S. Treasury security with a maturity similar to the expected term of the options. The dividend yield was the expected yield for the expected term. The stock price volatility was estimated from the recent historical volatility of the Company’s stock. The expected term was estimated from the historical option exercise experience. The Company accounts for forfeitures as they occur. No stock options were granted during the year ended December 31,2024 or December 31, 2023.

The Company currently uses newly issued shares for stock option exercises and restricted stock units, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the years ended December 31, 2024, 2023 and 2022.

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income. The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Stock-based compensation expense	$3,452	$2,999	$1,941
Tax benefit	830	721	467
Stock-based compensation expense, net of tax	$2,622	$2,278	$1,474

The Company amortizes the unearned stock-based compensation expense over the remaining vesting period of approximately five years for unvested stock options and six years for unvested RSU's. The following table shows the unearned stock-based compensation expense for unvested stock options and unvested RSU's:

December 31, 2024
(Dollars in thousands)
Unearned stock-based compensation expense for unvested stock options	$7,462
Unearned stock-based compensation expense for unvested RSU's	3,193

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

	December 31,
	2024	2023	2022
	(Dollars in thousands)
401(k) contributions	$3,605	$3,410	$3,011
ESOP contributions	6,430	5,747	4,807
Total contributions	$10,035	$9,157	$7,818

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2024, 2023 and 2022 the Company’s authorized and outstanding preferred and common stock was as follows:

	No. of Shares Authorized at	No. of Shares Outstanding at December 31,			Par Value
Class of Stock	December 31, 2024	2024	2023	2022	Per Share	Dividends	Voting Rights
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	5.00	As declared	Non-voting
Common	40,000,000	33,216,519	32,933,018	32,875,560	1.00	As declared	Voting

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

(c) Common stock: At December 31, 2024, 2023 and 2022 the shares issued equaled shares outstanding.

The Company has adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity. In addition, the SRP may be used to purchase treasury stock for the exercise of stock options, for distributions of restricted stock units or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP is determined by management and approved by the Company’s Executive Committee.

The following table is a summary of the shares purchased under the program and the shares remaining to be repurchased in the program:

	Year Ended December 31,
	2024	2023	2022
Number of shares repurchased	—	20,702	—
Average price of shares repurchased	$—	$87.88	$—
Shares remaining to be repurchased	479,784	479,784	500,486

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2025, approximately $139.0 million of the equity of BancFirst was available for dividend payments to the Company. During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation ("FDIC"). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of December 31, 2024, BancFirst Corporation, BancFirst, Pegasus and Worthington each met all capital adequacy requirements to which they are subject.

The actual and required capital amounts and ratios are shown in the following table:

	Actual		Required For Capital Adequacy Purposes		With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2024:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,643,476	18.49%	$711,023	8.00%	$933,218	10.50%	N/A	N/A
BancFirst	1,240,164	16.81%	590,178	8.00%	774,608	10.50%	$737,722	10.00%
Pegasus	156,023	16.12%	77,410	8.00%	101,601	10.50%	96,763	10.00%
Worthington	55,521	12.12%	36,645	8.00%	48,096	10.50%	45,806	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,458,626	16.41%	$399,951	4.50%	$622,145	7.00%	N/A	N/A
BancFirst	1,137,645	15.42%	331,975	4.50%	516,405	7.00%	$479,519	6.50%
Pegasus	146,237	15.11%	43,543	4.50%	67,734	7.00%	62,896	6.50%
Worthington	51,313	11.20%	20,613	4.50%	32,064	7.00%	29,774	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,484,626	16.70%	$533,267	6.00%	$755,462	8.50%	N/A	N/A
BancFirst	1,157,645	15.69%	442,633	6.00%	627,064	8.50%	$590,178	8.00%
Pegasus	146,237	15.11%	58,058	6.00%	82,248	8.50%	77,410	8.00%
Worthington	51,313	11.20%	27,484	6.00%	38,935	8.50%	36,645	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,484,626	11.17%	$531,705	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,157,645	10.29%	449,998	4.00%	N/A	N/A	$562,497	5.00%
Pegasus	146,237	10.75%	54,435	4.00%	N/A	N/A	68,044	5.00%
Worthington	51,313	8.41%	24,399	4.00%	N/A	N/A	30,498	5.00%
As of December 31, 2023:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,467,062	16.90%	$694,520	8.00%	$911,558	10.50%	N/A	N/A
BancFirst	1,166,750	15.68%	595,191	8.00%	781,189	10.50%	$743,989	10.00%
Pegasus	139,472	16.98%	65,706	8.00%	86,239	10.50%	82,132	10.00%
Worthington	51,608	12.30%	33,571	8.00%	44,061	10.50%	41,963	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,284,966	14.80%	$390,668	4.50%	$607,705	7.00%	N/A	N/A
BancFirst	1,061,943	14.27%	334,795	4.50%	520,792	7.00%	$483,593	6.50%
Pegasus	130,792	15.92%	36,959	4.50%	57,492	7.00%	53,386	6.50%
Worthington	47,690	11.36%	18,883	4.50%	29,374	7.00%	27,276	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,310,966	15.10%	$520,890	6.00%	$737,928	8.50%	N/A	N/A
BancFirst	1,081,943	14.54%	446,393	6.00%	632,391	8.50%	$595,191	8.00%
Pegasus	130,792	15.92%	49,279	6.00%	69,812	8.50%	65,706	8.00%
Worthington	47,690	11.36%	25,178	6.00%	35,669	8.50%	33,571	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,310,966	10.76%	$487,279	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,081,943	10.43%	414,882	4.00%	N/A	N/A	$518,603	5.00%
Pegasus	130,792	10.56%	49,529	4.00%	N/A	N/A	61,911	5.00%
Worthington	47,690	8.62%	22,140	4.00%	N/A	N/A	27,675	5.00%

As of December 31, 2024, BancFirst, Pegasus and Worthington were classified by the Federal Reserve as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities qualify as Tier 1 capital and its Subordinated Notes qualify as Tier 2 capital. BancFirst, Pegasus and Worthington have had no events or conditions that management believes would materially change their category under capital requirements existing as of the report dates.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Year ended December 31,
	2024	2023	2022
	(Dollars in thousands, except per share data)
(Numerator)
Income available to common stockholders	$216,354	$212,465	$193,100
(Denominator)
Weighted-average shares outstanding for basic earnings per common share	33,055,152	32,919,348	32,778,355
Dilutive effect of stock compensation	561,863	575,139	661,141
Weighted-average shares outstanding for diluted earnings per common share	33,617,015	33,494,487	33,439,496

Basic earnings per share	$6.55	$6.45	$5.89
Diluted earnings per share	$6.44	$6.34	$5.77

The following table shows the number of options and RSU's that were excluded from the computation of diluted net income per common share for each period because they were anti-dilutive for the period:

Shares
December 31, 2024	216,272
December 31, 2023	280,150
December 31, 2022	155,316

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2024	2023
	(Dollars in thousands)
ASSETS
Cash	$121,103	$91,454
Investments in subsidiaries	1,456,571	1,315,124
Goodwill	101,611	101,611
Core deposit premium	8,846	10,428
Dividends receivable	18,783	17,091
Other assets	22,039	2,262
Total assets	$1,728,953	$1,537,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$21,609	$17,978
Subordinated debt	86,157	86,101
Stockholders’ equity	1,621,187	1,433,891
Total liabilities and stockholders’ equity	$1,728,953	$1,537,970

STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$128,478	$137,275	$93,139
Interest on interest-bearing deposits	4,229	1,178	94
Other	549	726	1,338
Total operating income	133,256	139,179	94,571
OPERATING EXPENSE
Interest	4,122	4,122	4,122
Other	3,918	3,206	7,190
Total operating expense	8,040	7,328	11,312
Income before taxes and equity in undistributed earnings of subsidiaries	125,216	131,851	83,259
Allocated income tax benefit	2,112	2,249	5,857
Income before equity in undistributed earnings of subsidiaries	127,328	134,100	89,116
Equity in undistributed earnings of subsidiaries	92,315	81,275	105,817
Amortization of stock-based compensation arrangements of subsidiaries	(3,289)	(2,910)	(1,833)
Net income	$216,354	$212,465	$193,100

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$216,354	$212,465	$193,100
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(92,315)	(81,275)	(105,817)
Stock-based compensation arrangements of subsidiaries	3,289	2,910	1,833
Other, net	1,966	(655)	3,815
Net cash provided by operating activities	129,294	133,445	92,931
INVESTING ACTIVITIES
Payments for investments in subsidiaries	(31,950)	(6,100)	(94,967)
Other, net	(19,121)	(778)	(1,352)
Net cash used in investing activities	(51,071)	(6,878)	(96,319)
FINANCING ACTIVITIES
Issuance of common stock	9,199	2,543	7,649
Common stock acquired	—	(1,820)	—
Cash dividends paid	(57,773)	(53,642)	(48,462)
Net cash used in financing activities	(48,574)	(52,919)	(40,813)
Net increase/(decrease) in cash and due from banks	29,649	73,648	(44,201)
Cash and due from banks at the beginning of the period	91,454	17,806	62,007
Cash and due from banks at the end of the period	$121,103	$91,454	$17,806
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$4,122	$4,122	$4,122
Cash received during the period for income taxes, net	$5,088	$1,746	$6,667

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

(19) COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit, which involve elements of credit and interest rate risk to varying degrees. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument’s contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the consolidated balance sheet. The amounts of financial instruments with off-balance-sheet risk are as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
Loan commitments	$2,464,394	$2,785,673
Stand-by letters of credit	102,565	84,947

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

Rental expense on all operating leases, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2024	$2,297
2023	2,066
2022	1,865

A right of use lease asset included in accrued interest receivable and other assets on the consolidated balance sheet totaled $8.0 million at December 31, 2024 compared to $5.9 million at December 31, 2023, and a related lease liability included in accrued interest payable and other liabilities on the consolidated balance sheet totaled $8.0 million at December 31, 2024 compared to $5.8 million at December 31, 2023. As of December 31, 2024, our operating leases have a weighted-average remaining lease term of 3.0 years and a weighted-average discount rate of 3.0 percent.

Maturity of Operating Lease Liabilities

The following table presents minimum future commitments by year for the Company’s operating leases. Such commitments are reflected as undiscounted values and are reconciled to the discounted present value recognized on the consolidated balance sheet.

December 31, 2024
(Dollars in thousands)
2025	$2,035
2026	1,622
2027	1,397
2028	871
2029	557
Thereafter	2,477
Total lease payments	8,959
Less imputed interest	(934)
Operating lease liability	$8,025

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the consolidated balance sheet as premises and equipment. The Company had operating lease revenue of $5.7 million,

$5.9 million and $5.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Lease revenue is included in occupancy, net on the consolidated statements of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have operating leases that extend beyond 2034. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

December 31, 2024
(Dollars in thousands)
2025	$2,998
2026	2,765
2027	2,571
2028	2,328
2029	2,277
2030-2034	3,569
Total future minimum lease payments	$16,508

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2024
Debt securities available for sale:
U.S. Treasury	$1,176,009	$—	$—	$1,176,009
U.S. federal agencies	—	8,232	—	8,232
Mortgage-backed securities	—	13,044	—	13,044
States and political subdivisions	—	6,286	150	6,436
Other debt securities	—	7,196	—	7,196
Derivative assets	—	10,479	—	10,479
Derivative liabilities	—	9,105	—	9,105

December 31, 2023
Debt securities available for sale:
U.S. Treasury	$1,498,045	$—	$—	$1,498,045
U.S. federal agencies	—	11,770	—	11,770
Mortgage-backed securities	—	14,795	—	14,795
States and political subdivisions	—	9,830	180	10,010
Asset backed securities	—	12,512	—	12,512
Other debt securities	—	6,773	—	6,773
Derivative assets	—	41,099	—	41,099
Derivative liabilities	—	39,176	—	39,176

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Twelve Months Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at the beginning of the year	$180	$454
Transfers to level 2	—	(244)
Settlements	(30)	(30)
Balance at the end of the period	$150	$180

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the year ended December 31, 2023, the Company transferred debt securities from Level 3 to Level 2 due to a review of the pricing models that determined some state and political subdivision securities to be Level 2. During the year ended December 31, 2024, the Company did not transfer any debt securities.

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

The following table summarizes assets measured at fair value on a nonrecurring basis during the period presented. These nonrecurring fair values do not represent all assets, only those assets that have been adjusted during the reporting period:

Total Fair Value Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended December 31, 2024
Equity securities	$13,014
Collateral dependent loans	7,337
Repossessed assets	614
Other real estate owned	32,868

As of and for the Year-to-date Period Ended December 31, 2023
Equity securities	$13,144
Collateral dependent loans	1,894
Repossessed assets	474
Other real estate owned	31,773

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31,
	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$3,553,772	$3,553,772	$2,397,463	$2,397,463
Federal funds sold	715	715	1,316	1,316
Debt securities held for investment	2	2	5	5
Loans held for sale	8,073	8,073	3,489	3,489
Level 3 inputs:
Debt securities held for investment	835	835	1,185	1,185
Loans held for investment, net of allowance for credit losses	7,925,613	8,643,418	7,559,845	7,356,768
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	11,718,546	10,966,958	10,700,122	10,413,348
Short-term borrowings	—	—	3,351	3,351
Subordinated debt	86,157	77,998	86,101	79,271
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,313		4,875
Letters of credit		769		637

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. In addition, the Company has no non-financial liabilities measured at fair value on a nonrecurring basis. Non-financial assets measured at fair value on a nonrecurring basis include intangible assets. The intangible assets are evaluated at least annually for impairment. The overall levels of non-financial assets measured at fair value on a nonrecurring basis were not considered to be significant to the Company at December 31, 2024 or 2023.

(22) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. At December 31, 2024, the Company had a margin asset included in other assets in the amount of $463,000. At December 31, 2023, the Company had a margin liability included in other liabilities in the amount of $15.5 million.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		December 31,
		2024		2023
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	2,404	$7,507	3,896	$20,567
Derivative liabilities	Barrels	(2,404)	(6,860)	(3,896)	(19,512)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	25,561	2,972	46,140	20,532
Derivative liabilities	MMBTUs/Gallons	(25,561)	(2,245)	(46,140)	(19,664)

Total Fair Value	Included in
Derivative assets	Other assets		10,479		41,099
Derivative liabilities	Other liabilities		(9,105)		(39,176)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Derivative income	$450	$701	$416

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	December 31,
	2024	2023
	(Dollars in thousands)
Credit exposure	$8,074	$39,527

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

(23) SEGMENT INFORMATION

The Company, along with its chief operating decision maker (CODM), which is BancFirst Corporation's Chief Executive Officer, evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The financial information for each business unit is presented on the basis used internally by management and the CODM to evaluate performance and allocate resources. The Company utilizes a transfer pricing system to allocate the benefit or cost of funds provided or used by the various business units. Certain services provided by the support group to other business units, such as item processing, are allocated at rates approximating the cost of providing the services. Eliminations are adjustments to consolidate the business units and companies. Capital expenditures are generally charged to the business unit using the asset.

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

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2024
Interest income	$211,451	$414,594	$80,540	$32,237	$9,780	$(19,386)	$(5,077)	$724,139
Interest expense	94,400	164,974	32,473	13,466	4,845	(27,790)	(5,103)	277,265
Provision for/(benefit from) credit losses	(620)	4,300	3,690	286	344	1,004	—	9,004
Noninterest income	22,278	68,349	1,481	961	59,804	253,333	(221,631)	184,575
Depreciation and amortization	1,701	10,324	631	646	490	7,889	—	21,681
Other noninterest expense	44,692	135,215	21,676	14,561	41,396	68,992	(1,049)	325,483
Income before taxes	$93,556	$168,130	$23,551	$4,239	$22,509	$183,852	$(220,556)	$275,281
Loans held for investment	$2,436,878	$4,069,972	$886,760	$453,584	$94,432	$83,484	$—	$8,025,110
Total assets	$3,540,092	$7,810,502	$1,417,873	$644,928	$135,783	$1,682,433	$(1,677,297)	$13,554,314
Total deposits	$2,841,106	$7,197,541	$1,203,172	$558,641	$(14,547)	$62,074	$(129,441)	$11,718,546
Capital expenditures	$5,353	$11,852	$397	$4,889	$4,355	$9,806	$—	$36,652
December 31, 2023
Interest income	$196,270	$342,528	$74,932	$25,374	$8,954	$(21,198)	$(2,924)	$623,936
Interest expense	76,044	113,332	23,655	7,979	4,790	(23,396)	(2,924)	199,480
Provision for/(benefit from) credit losses	4,836	2,331	(328)	564	79	(24)	—	7,458
Noninterest income	24,793	70,824	1,646	1,170	52,711	250,968	(216,704)	185,408
Depreciation and amortization	2,347	10,514	804	496	481	7,547	—	22,189
Other noninterest expense	46,329	123,554	20,084	13,636	37,495	70,293	(1,122)	310,269
Income before taxes	$91,507	$163,621	$32,363	$3,869	$18,820	$175,350	$(215,582)	$269,948
Loans held for investment	$2,495,337	$3,756,022	$803,290	$418,719	$103,441	$99,836	$(20,000)	$7,656,645
Total assets	$3,598,888	$7,012,905	$1,280,618	$600,364	$121,601	$1,307,714	$(1,550,048)	$12,372,042
Total deposits	$2,741,628	$6,435,161	$1,084,077	$499,462	$(26,781)	$66,526	$(99,951)	$10,700,122
Capital expenditures	$2,752	$5,156	$528	$5,497	$108	$8,463	$—	$22,504
December 31, 2022
Interest income	$113,223	$233,310	$51,228	$15,880	$8,931	$(2,606)	$(146)	$419,820
Interest expense	15,495	24,582	4,789	961	866	(380)	(166)	46,147
Provision for/(benefit from) credit losses	2,186	2,451	2,840	(43)	(161)	2,803	—	10,076
Noninterest income	32,756	72,385	1,026	1,034	50,643	223,844	(197,941)	183,747
Depreciation and amortization	2,821	10,453	789	398	519	7,068	—	22,048
Other noninterest expense	42,583	117,248	19,013	9,280	36,271	64,325	(856)	287,864
Income before taxes	$82,894	$150,961	$24,823	$6,318	$22,079	$147,422	$(197,065)	$237,432
Loans held for investment	$2,003,806	$3,526,397	$888,693	$334,917	$97,444	$92,306	$—	$6,943,563
Total assets	$3,412,369	$6,886,066	$1,404,033	$541,002	$171,679	$1,473,443	$(1,500,729)	$12,387,863
Total deposits	$2,866,437	$6,348,566	$1,231,932	$465,975	$23,606	$68,872	$(31,160)	$10,974,228
Capital expenditures	$2,026	$10,146	$311	$262	$67	$6,973	$—	$19,785

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2024.

Item 9A. Controls and Procedures.

Pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s Chief Executive Officer, Chief Financial Officer and its Disclosure Committee, which includes the Company’s Chairman of the Board, Chief Risk Officer, Chief Internal Auditor, Chief Asset Quality Officer, Controller, General Counsel and Director of Financial Reporting, have evaluated, as of the last day of the period covered by this Annual Report on Form 10-K, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures of the Company were effective as of the end of the period covered by this Annual Report on Form 10-K.

No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter of 2024 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2024.

Forvis Mazars, LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

February 28, 2025

/s/ David Harlow
David Harlow
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Hannah Andrus
Hannah Andrus
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on Internal Control Over Financial Reporting

We have audited BancFirst Corporation’s (Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated February 28, 2025, which should be the same as the date of the report on the effectiveness of internal control over financial reporting, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Oklahoma City, Oklahoma

February 28, 2025

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption, modification or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Equity Compensation Plan Information” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end. Our independent registered public accounting firm is Forvis Mazars, LLP (formerly FORVIS, LLP) Oklahoma City, OK PCAOB ID: 686.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
(1)
Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flow for the three years ended December 31, 2024, 2023 and 2022

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

10.1

Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated May 23, 2024 and incorporated herein by reference).

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

10.10	BancFirst Corporation 2023 Restricted Stock Unit Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 25, 2023 and incorporated herein by reference).

14*	BancFirst Corporation Corporate Code of Conduct.

19	Insider trading policies and procedures (see Exhibit 14 above).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer's Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer's Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s and CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Recovery of Erroneously Awarded Executive Compensation.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

101.INS	Inline XBRL Instance Document.

104	Cover page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2025	BANCFIRST CORPORATION

/s/ David Harlow
David Harlow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2025.

/s/ David E. Rainbolt	/s/ David R. Harlow
David E. Rainbolt	David R. Harlow
Chairman of the Board	President and Chief Executive Officer (Principal Executive Officer)

/s/ F. Ford Drummond	/s/ Joseph Ford
F. Ford Drummond	Joseph Ford
Director	Director

/s/ Joe R. Goyne	/s/ Kimberly Ingram
Joe R. Goyne	Kimberly Ingram
Director	Director

/s/ Bill G. Lance
Mautra Staley Jones	Bill G. Lance
Director	Director

/s/ Dave R. Lopez	/s/ William Scott Martin
Dave R. Lopez	William Scott Martin
Director	Director

/s/ Tom H. McCasland, III	/s/ Leslie Rainbolt
Tom H. McCasland, III	Leslie Rainbolt
Director	Director

/s/ Darryl W. Schmidt
Robin Roberson	Darryl W. Schmidt
Director	Chief Executive Officer, BancFirst and Director

/s/ Natalie Shirley	/s/ Michael K. Wallace
Natalie Shirley	Michael K. Wallace
Director	Director

/s/ Gregory G. Wedel	/s/ G. Rainey Williams, Jr
Gregory G. Wedel	G. Rainey Williams, Jr
Director	Director

/s/ Hannah Andrus	/s/ Randy Foraker
Hannah Andrus	Randy Foraker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Risk Officer (Principal Accounting Officer)

PERFORMANCE GRAPH

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The graph assumes an investment on December 31, 2019 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The performance graph represents past performance and should not be considered an indication of future performance.

325
300
275
250
225
200
175
150
125
100
75
50
INDEX
12/19
12/20
12/21
12/22
12/23
12/24
DATE
BancFirst Corporation
NASDAQ Bank Stocks (U.S.)
NASDAQ Composite Stock Market (U.S.)

	As of December 31,
	2019	2020	2021	2022	2023	2024

BancFirst Corporation (BANF)	$100.00	$97.04	$119.14	$151.45	$170.28	$208.74
NASDAQ Bank Stocks (U.S.)	100.00	92.50	132.19	110.67	106.87	128.85
NASDAQ Composite Stock Market (U.S)	100.00	145.05	177.27	119.63	173.11	224.34