Form 10-Q
period 2025-03-31
BANCFIRST CORP /OK/
filed 2025-05-09
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, there were 33,242,814 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

March 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2025	2024
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$267,844	$237,840
Interest-bearing deposits with banks	3,706,328	3,315,932
Federal funds sold	520	715
Debt securities held for investment (fair value: $777 and $837, respectively)	777	837
Debt securities available for sale at fair value	1,166,664	1,210,917
Loans held for sale	8,283	8,073
Loans held for investment (net of unearned interest)	8,094,527	8,025,110
Allowance for credit losses	(100,455)	(99,497)
Loans, net of allowance for credit losses	7,994,072	7,925,613
Premises and equipment, net	303,278	295,943
Other real estate owned	34,727	33,051
Intangible assets, net	12,272	13,158
Goodwill	182,263	182,263
Accrued interest receivable and other assets	361,027	329,972
Total assets	$14,038,055	$13,554,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,027,797	$3,907,060
Interest-bearing	8,098,953	7,811,486
Total deposits	12,126,750	11,718,546
Accrued interest payable and other liabilities	152,307	128,424
Subordinated debt	86,171	86,157
Total liabilities	12,365,228	11,933,127

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 33,241,564 and 33,216,519, respectively	33,242	33,217
Capital surplus	188,718	187,062
Retained earnings	1,474,589	1,433,768
Accumulated other comprehensive loss, net of tax benefit of $7,353 and $10,191, respectively	(23,722)	(32,860)
Total stockholders' equity	1,672,827	1,621,187
Total liabilities and stockholders' equity	$14,038,055	$13,554,314

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
INTEREST INCOME
Loans, including fees	$136,984	$132,126
Securities:
Taxable	7,006	9,181
Tax-exempt	18	20
Federal funds sold	1	19
Interest-bearing deposits with banks	38,467	30,297
Total interest income	182,476	171,643
INTEREST EXPENSE
Deposits	65,490	64,413
Short-term borrowings	7	96
Subordinated debt	1,030	1,030
Total interest expense	66,527	65,539
Net interest income	115,949	106,104
Provision for credit losses on loans	1,461	4,015
Provision for off-balance sheet credit exposures	125	—
Total provision for credit losses	1,586	4,015
Net interest income after provision for credit losses	114,363	102,089
NONINTEREST INCOME
Trust revenue	5,539	5,088
Service charges on deposits	16,804	16,428
Securities transactions	(333)	(267)
Sales of loans	636	491
Insurance commissions	10,410	9,455
Cash management	10,051	8,651
Gain/(loss) on sale of other assets	158	(59)
Other	5,629	5,113
Total noninterest income	48,894	44,900
NONINTEREST EXPENSE
Salaries and employee benefits	54,593	51,528
Occupancy, net	5,753	5,206
Depreciation	4,808	4,556
Amortization of intangible assets	886	886
Data processing services	2,892	2,616
Net expense from other real estate owned	2,658	2,202
Marketing and business promotion	2,461	2,256
Deposit insurance	1,725	1,438
Other	16,403	12,091
Total noninterest expense	92,179	82,779
Income before taxes	71,078	64,210
Income tax expense	14,966	13,876
Net income	$56,112	$50,334
NET INCOME PER COMMON SHARE
Basic	$1.69	$1.53
Diluted	$1.66	$1.50
OTHER COMPREHENSIVE GAIN/(LOSS)
Unrealized gains/(losses) on debt securities, net of (expense)/tax benefit of $(2,838) and $728, respectively	9,138	(2,304)
Other comprehensive gain/(loss), net of tax (expense)/benefit of $(2,838) and $728, respectively	9,138	(2,304)
Comprehensive income	$65,250	$48,030

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
COMMON STOCK
Issued at beginning of period	$33,217	$32,933
Shares issued for stock options	25	34
Issued at end of period	$33,242	$32,967
CAPITAL SURPLUS
Balance at beginning of period	$187,062	$174,695
Common stock issued for stock options	866	817
Stock-based compensation arrangements	790	715
Balance at end of period	$188,718	$176,227
RETAINED EARNINGS
Balance at beginning of period	$1,433,768	$1,276,305
Net income	56,112	50,334
Dividends on common stock ($0.46 and $0.43 per share, respectively)	(15,291)	(14,175)
Balance at end of period	$1,474,589	$1,312,464
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(32,860)	$(50,042)
Net change	9,138	(2,304)
Balance at end of period	$(23,722)	$(52,346)
Total stockholders’ equity	$1,672,827	$1,469,312

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,112	$50,334
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	1,586	4,015
Depreciation and amortization	5,694	5,442
Net amortization of securities premiums and discounts	(55)	(306)
Realized securities losses	333	267
Gain on sales of loans	(636)	(491)
Cash receipts from the sale of loans originated for sale	37,201	28,773
Cash disbursements for loans originated for sale	(36,775)	(30,789)
Deferred income tax benefit	(1,256)	(822)
Gain on sale of other assets	(183)	(122)
Increase in interest receivable	(729)	(2,517)
(Decrease)/increase in interest payable	(322)	3,374
Amortization of stock-based compensation arrangements	790	715
Excess tax benefit from stock-based compensation arrangements	(456)	(470)
Other, net	15,647	8,921
Net cash provided by operating activities	76,951	66,324
INVESTING ACTIVITIES
Net decrease in federal funds sold	195	107
Proceeds from maturities, calls and paydowns of held for investment debt securities	60	61
Proceeds from maturities, calls and paydowns of available for sale debt securities	56,284	17,657
Purchase of equity securities	(256)	(366)
Proceeds from paydowns and sales of equity securities	52	42
Net change in loans	(71,778)	(130,801)
Net (payments)/receipts on derivative asset contracts	(12,284)	(19,595)
Purchases of premises, equipment and computer software	(11,310)	(10,251)
Purchase of tax credits	(12,946)	(429)
Other, net	1,616	2,346
Net cash used in investing activities	(50,367)	(141,229)
FINANCING ACTIVITIES
Net change in deposits	408,204	209,499
Net change in short-term borrowings	—	6,348
Issuance of common stock in connection with stock options, net	891	851
Cash dividends paid	(15,279)	(14,161)
Net cash provided by financing activities	393,816	202,537
Net increase in cash, due from banks and interest-bearing deposits	420,400	127,632
Cash, due from banks and interest-bearing deposits at the beginning of the period	3,553,772	2,397,463
Cash, due from banks and interest-bearing deposits at the end of the period	$3,974,172	$2,525,095
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$66,849	$62,164
Cash paid during the period for income taxes	$1,981	$249
Noncash investing and financing activities:
Unpaid common stock dividends declared	$15,291	$14,175

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BFC-PNC LLC, BancFirst Insurance Services, Inc., Pegasus Bank ("Pegasus"), Worthington Bank ("Worthington") and BancFirst and its subsidiaries ("BancFirst"). The principal operating subsidiaries of BancFirst are BFTower, LLC and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with U.S. GAAP for interim financial information and the instructions for Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). The information contained in the consolidated financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Recent Accounting Pronouncements

Standards Not Yet Adopted:

In November 2024, the Financial Accounting Standards Board (“FASB“) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” requiring disclosure of certain costs and expenses in the notes to financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The amendments may be applied prospectively or retrospectively to all periods presented. The Company does not expect adoption of the standard to have a material impact on its consolidated financial statements.

In December 2023, FASB issued ASU No. 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company does not expect adoption of the standard to have a material impact on its consolidated financial statements.

(2) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025	(Dollars in thousands)
Mortgage backed securities (1)	$2	$—	$—	$2
States and political subdivisions	275	—	—	275
Other securities	500	—	—	500
Total	$777	$—	$—	$777
December 31, 2024
Mortgage backed securities (1)	$2	$—	$—	$2
States and political subdivisions	335	—	—	335
Other securities	500	—	—	500
Total	$837	$—	$—	$837

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025	(Dollars in thousands)
U.S. treasuries	$1,161,345	$41	$(28,550)	$1,132,836
U.S. federal agencies	7,674	61	(7)	7,728
Mortgage backed securities (1)	14,494	9	(1,539)	12,964
States and political subdivisions	6,063	5	(128)	5,940
Other securities	8,163	—	(967)	7,196
Total	$1,197,739	$116	$(31,191)	$1,166,664
December 31, 2024
U.S. treasuries	$1,216,258	$—	$(40,249)	$1,176,009
U.S. federal agencies	8,170	68	(6)	8,232
Mortgage backed securities (1)	14,807	9	(1,772)	13,044
States and political subdivisions	6,570	6	(140)	6,436
Other securities	8,163	—	(967)	7,196
Total	$1,253,968	$83	$(43,134)	$1,210,917

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

	March 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$776	$776	$776	$776
After one year but within five years	1	1	61	61
After five years but within ten years	—	—	—	—
After ten years	—	—	—	—
Total	$777	$777	$837	$837
Available for Sale
Contractual maturity of debt securities:
Within one year	$339,766	$335,452	$335,108	$330,076
After one year but within five years	828,383	804,188	888,721	853,508
After five years but within ten years	13,579	12,570	13,369	12,354
After ten years	16,011	14,454	16,770	14,979
Total debt securities	$1,197,739	$1,166,664	$1,253,968	$1,210,917

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Book value of pledged securities	$862,425	$918,523

There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the three months ended March 31, 2025 or March 31, 2024.

Realized gains or losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at March 31, 2025 and December 31, 2024 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
March 31, 2025
Available for Sale
U.S. treasuries	47	$—	$—	$1,041,956	$28,550	$1,041,956	$28,550
U.S. federal agencies	5	660	5	470	2	1,130	7
Mortgage backed securities	58	1,194	3	11,437	1,536	12,631	1,539
States and political subdivisions	4	802	2	761	126	1,563	128
Other securities	3	—	—	7,196	967	7,196	967
Total	117	$2,656	$10	$1,061,820	$31,181	$1,064,476	$31,191
December 31, 2024
Available for Sale
U.S. treasuries	51	$89,867	$1,030	$1,086,142	$39,219	$1,176,009	$40,249
U.S. federal agencies	5	681	4	500	2	1,181	6
Mortgage backed securities	63	1,214	15	11,498	1,757	12,712	1,772
States and political subdivisions	4	802	2	752	138	1,554	140
Other securities	3	—	—	7,196	967	7,196	967
Total	126	$92,564	$1,051	$1,106,088	$42,083	$1,198,652	$43,134

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of March 31, 2025 and December 31, 2024, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(3) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	938,368	931,709
Commercial real estate non-owner occupied	1,630,208	1,578,483
Construction and development < 60 months	747,671	756,662
Construction residential real estate < 60 months	247,725	250,373
Residential real estate first lien	1,449,075	1,431,265
Residential real estate all other	282,314	275,461
Agriculture	456,110	449,190
Commercial non-real estate	1,352,493	1,363,462
Consumer non-real estate	478,912	478,647
Oil and gas	511,651	509,858
Total (1)	$8,094,527	$8,025,110
(1) Excludes accrued interest receivable of $40.4 million at March 31, 2025 and $40.9 million at December 31, 2024, that is recorded in accrued interest receivable and other assets.

The Company's loans are currently 83% held by BancFirst and 17% held by Pegasus and Worthington. In addition, approximately 71% of the Company's loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and/or securities. The Company’s interest in collateral is secured through filing mortgages and liens, or by possession of the collateral.

The Company's portfolio segment descriptions and the weighted average remaining life of portfolio segments are disclosed in Note (5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Other Real Estate Owned and Repossessed Assets and Loan Modifications

The following is a summary of other real estate owned and repossessed assets:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Other real estate owned and repossessed assets	$35,542	$33,665

As of both March 31, 2025 and December 31, 2024, other real estate owned included a commercial real estate property recorded at approximately $29.5 million and $28.1 million, respectively. The increase in OREO and this commercial real estate property was due to tenant improvements during the three months ended March 31, 2025. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Rental income	$3,121	$2,941
Operating expense	2,624	2,250

During the three months ended March 31, 2025, the Company sold property held in other real estate owned for a total gain of $25,000, compared to a total gain of $177,000 in the three months ended March 31, 2024.

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of loans modified during the three months ended March 31, 2025 was approximately $1.9 million compared to $14.8 million during the year ended December 31, 2024.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either the three months ended March 31, 2025 or 2024. In addition, all loans identified as nonaccrual loans have related allowances for credit losses at March 31, 2025 and December 31, 2024, respectively. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.0 million for the three months ended March 31, 2025 and approximately $696,000 for the three months ended March 31, 2024.

Nonaccrual loans guaranteed by government agencies totaled approximately $9.2 million at March 31, 2025 and approximately $9.0 million at December 31, 2024.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$8,156	$7,957
Commercial real estate non-owner occupied	8,010	8,913
Construction and development < 60 months	20,603	20,445
Construction residential real estate < 60 months	2,115	1,481
Residential real estate first lien	4,753	5,193
Residential real estate all other	918	653
Agriculture	1,344	2,047
Commercial non-real estate	7,673	8,552
Consumer non-real estate	1,109	1,028
Oil and gas	1,690	1,715
Total	$56,371	$57,984

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2025
Real estate:
Commercial real estate owner occupied	$4,753	$201	$7,690	$12,644	$925,724	$938,368	$436
Commercial real estate non-owner occupied	782	—	233	1,015	1,629,193	1,630,208	228
Construction and development < 60 months	1,011	16	20,685	21,712	725,959	747,671	174
Construction residential real estate < 60 months	165	113	1,239	1,517	246,208	247,725	—
Residential real estate first lien	5,429	2,975	4,379	12,783	1,436,292	1,449,075	1,739
Residential real estate all other	3,374	131	981	4,486	277,828	282,314	248
Agriculture	4,167	944	1,185	6,296	449,814	456,110	632
Commercial non-real estate	7,423	429	5,610	13,462	1,339,031	1,352,493	1,151
Consumer non-real estate	3,685	832	1,247	5,764	473,148	478,912	512
Oil and gas	108	450	1,111	1,669	509,982	511,651	—
Total	$30,897	$6,091	$44,360	$81,348	$8,013,179	$8,094,527	$5,120

As of December 31, 2024
Real estate:
Commercial real estate owner occupied	$2,810	$273	$7,963	$11,046	$920,663	$931,709	$569
Commercial real estate non-owner occupied	603	16,871	610	18,084	1,560,399	1,578,483	41
Construction and development < 60 months	317	351	20,327	20,995	735,667	756,662	116
Construction residential real estate < 60 months	292	622	616	1,530	248,843	250,373	—
Residential real estate first lien	9,128	2,118	3,332	14,578	1,416,687	1,431,265	797
Residential real estate all other	1,498	559	828	2,885	272,576	275,461	370
Agriculture	1,569	1,357	5,691	8,617	440,573	449,190	4,754
Commercial non-real estate	4,325	1,019	5,983	11,327	1,352,135	1,363,462	356
Consumer non-real estate	3,748	907	1,173	5,828	472,819	478,647	504
Oil and gas	1,111	458	232	1,801	508,057	509,858	232
Total	$25,401	$24,535	$46,755	$96,691	$7,928,419	$8,025,110	$7,739

Credit Quality Indicators

The Company considers credit quality indicators to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical credit loss experience and economic conditions. These indicators are reviewed and updated regularly throughout the year. An internal risk grading system is used to indicate the credit risk of loans. The loan grades used by the Company are for internal risk identification purposes and do not directly correlate to regulatory classification categories or any financial reporting definitions. The general characteristics of the risk grades and the table summarizing the Company’s gross loans held for investment by year of origination and internally assigned credit grades as of December 31, 2024, are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
As of March 31, 2025
Commercial real estate owner occupied
Grade 1	$21,686	$77,228	$105,688	$136,337	$93,581	$209,640	$17,585	$661,745
Grade 2	16,711	33,382	32,599	47,572	46,421	56,775	5,996	239,456
Grade 3	387	14,041	9,920	3,080	2,441	2,010	138	32,017
Grade 4	332	1,506	377	153	387	2,273	122	5,150
Total commercial real estate owner occupied	39,116	126,157	148,584	187,142	142,830	270,698	23,841	938,368
Commercial real estate non-owner occupied
Grade 1	$56,154	$109,497	$282,664	$262,068	$173,442	$176,336	$23,464	$1,083,625
Grade 2	33,254	82,361	108,531	141,844	52,448	83,323	13,497	515,258
Grade 3	—	20,633	125	735	—	30	—	21,523
Grade 4	—	5,751	—	—	1,947	2,104	—	9,802
Total commercial real estate non-owner occupied	89,408	218,242	391,320	404,647	227,837	261,793	36,961	1,630,208
Construction and development < 60 months
Grade 1	$40,297	$107,456	$97,643	$151,160	$8,330	$14,092	$31,049	$450,027
Grade 2	50,697	88,588	50,994	55,526	658	15,465	11,422	273,350
Grade 3	2,588	483	123	—	352	128	—	3,674
Grade 4	—	—	18	816	308	136	19,342	20,620
Total construction and development < 60 months	93,582	196,527	148,778	207,502	9,648	29,821	61,813	747,671
Construction residential real estate < 60 months
Grade 1	$32,101	$93,178	$11,462	$4,470	$89	$1,758	$4,271	$147,329
Grade 2	25,058	54,685	1,218	553	—	—	15,912	97,426
Grade 3	237	619	—	—	—	—	—	856
Grade 4	—	1,791	117	206	—	—	—	2,114
Total construction residential real estate < 60 months	57,396	150,273	12,797	5,229	89	1,758	20,183	247,725
Residential real estate first lien
Grade 1	$67,422	$246,761	$189,340	$195,013	$142,744	$251,378	$4,856	$1,097,514
Grade 2	18,221	76,975	72,008	47,839	37,344	65,901	969	319,257
Grade 3	3,520	6,168	3,204	3,401	2,707	6,231	—	25,231
Grade 4	—	1,870	802	616	1,930	1,855	—	7,073
Total residential real estate first lien	89,163	331,774	265,354	246,869	184,725	325,365	5,825	1,449,075
Residential real estate all other
Grade 1	$7,051	$36,798	$24,767	$18,504	$5,291	$15,416	$52,478	$160,305
Grade 2	1,250	6,992	5,255	3,783	1,219	4,920	92,263	115,682
Grade 3	247	918	394	265	171	482	1,924	4,401
Grade 4	329	68	245	108	—	186	990	1,926
Total residential real estate all other	8,877	44,776	30,661	22,660	6,681	21,004	147,655	282,314
Agriculture
Grade 1	$15,224	$38,758	$37,016	$37,398	$26,324	$56,517	$52,148	$263,385
Grade 2	18,495	34,417	21,982	17,310	12,002	24,776	41,465	170,447
Grade 3	413	1,260	2,306	2,319	1,742	4,501	7,471	20,012
Grade 4	10	461	246	865	162	397	125	2,266
Total Agriculture	34,142	74,896	61,550	57,892	40,230	86,191	101,209	456,110
Commercial non-real estate
Grade 1	$53,825	$126,977	$90,837	$132,250	$106,919	$66,222	$282,164	$859,194
Grade 2	32,121	84,894	69,514	28,032	15,275	7,963	208,939	446,738
Grade 3	447	1,391	1,652	1,701	371	347	36,508	42,417
Grade 4	559	669	1,212	601	124	381	345	3,891
Grade 5	—	—	4	71	6	172	—	253
Total commercial non-real estate	86,952	213,931	163,219	162,655	122,695	75,085	527,956	1,352,493
Consumer non-real estate
Grade 1	$48,308	$165,238	$94,651	$46,454	$20,379	$8,293	$21,697	$405,020
Grade 2	5,231	17,991	14,393	8,298	3,716	1,625	12,744	63,998
Grade 3	248	1,409	2,135	1,119	742	401	13	6,067
Grade 4	1,815	533	594	514	223	146	2	3,827
Total consumer non-real estate	55,602	185,171	111,773	56,385	25,060	10,465	34,456	478,912
Oil and gas
Grade 1	$73,126	$15,712	$10,877	$4,130	$20,084	$8,089	$223,596	$355,614
Grade 2	33,690	9,395	6,677	4,168	1,538	2,413	96,888	154,769
Grade 3	28	22	81	—	165	56	450	802
Grade 4	—	—	—	—	58	408	—	466
Total oil and gas	106,844	25,129	17,635	8,298	21,845	10,966	320,934	511,651
Total loans held for investment	$661,082	$1,566,876	$1,351,671	$1,359,279	$781,640	$1,093,146	$1,280,833	$8,094,527

The following tables summarize the Company's gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended March 31, 2025
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$17	$6	$—	$—	$23
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	3	—	—	3
Construction residential real estate < 60 months
Current-period gross charge-offs	—	25	—	—	—	—	—	25
Residential real estate first lien
Current-period gross charge-offs	—	6	2	1	5	37	—	51
Residential real estate all other
Current-period gross charge-offs	—	—	—	—	—	—	6	6
Agriculture
Current-period gross charge-offs	—	9	—	—	1	—	17	27
Commercial non-real estate
Current-period gross charge-offs	19	10	21	33	33	72	13	201
Consumer non-real estate
Current-period gross charge-offs	—	157	224	54	6	6	—	447
Oil and gas
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total current-period gross charge-offs	$19	$207	$247	$105	$54	$115	$36	$783

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended March 31, 2024
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$15	$—	$—	$—	$15
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	12	—	—	1	—	—	13
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	3	—	—	—	—	—	3
Residential real estate first lien
Current-period gross charge-offs	1	—	—	1	—	21	—	23
Residential real estate all other
Current-period gross charge-offs	—	—	—	—	—	2	27	29
Agriculture
Current-period gross charge-offs	—	—	31	—	—	—	—	31
Commercial non-real estate
Current-period gross charge-offs	—	1,001	275	132	12	126	1,508	3,054
Consumer non-real estate
Current-period gross charge-offs	—	244	97	51	13	15	11	431
Oil and gas
Current-period gross charge-offs	—	9	83	—	—	—	—	92
Total current-period gross charge-offs	$1	$1,269	$486	$199	$26	$164	$1,546	$3,691

Allowance for Credit Losses Methodology

The Company determines its provision for credit losses and allowance for credit losses using the current expected credit loss methodology that is referred to as the current expected credit loss ("CECL") model. The allowance for current expected credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The allowance for credit losses methodology is disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables detail activity in the allowance for credit losses on loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2025
Real estate:
Commercial real estate owner occupied	$6,869	$(23)	$39	$16	$106	$6,991
Commercial real estate non-owner occupied	33,097	—	—	—	656	33,753
Construction and development < 60 months	8,671	(3)	—	(3)	(55)	8,613
Construction residential real estate < 60 months	2,336	(25)	—	(25)	(29)	2,282
Residential real estate first lien	4,568	(51)	3	(48)	146	4,666
Residential real estate all other	1,741	(6)	21	15	34	1,790
Agriculture	5,696	(27)	11	(16)	96	5,776
Commercial non-real estate	24,150	(201)	125	(76)	(197)	23,877
Consumer non-real estate	4,833	(447)	81	(366)	353	4,820
Oil and gas	7,536	—	—	—	351	7,887
Total	$99,497	$(783)	$280	$(503)	$1,461	$100,455

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2024
Real estate:
Commercial real estate owner occupied	$7,483	$(15)	$20	$5	$(20)	$7,468
Commercial real estate non-owner occupied	33,080	(13)	—	(13)	113	33,180
Construction and development < 60 months	3,950	—	—	—	2,646	6,596
Construction residential real estate < 60 months	3,414	(3)	—	(3)	53	3,464
Residential real estate first lien	4,914	(23)	4	(19)	28	4,923
Residential real estate all other	1,646	(29)	5	(24)	30	1,652
Agriculture	6,137	(31)	12	(19)	19	6,137
Commercial non-real estate	22,745	(3,054)	33	(3,021)	758	20,482
Consumer non-real estate	4,401	(431)	69	(362)	296	4,335
Oil and gas	9,030	(92)	—	(92)	92	9,030
Total	$96,800	$(3,691)	$143	$(3,548)	$4,015	$97,267

Purchased Credit Deteriorated Loans

The Company has previously purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the three month period ended March 31, 2025 or March 31, 2024.

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended March 31, 2025 and 2024, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following tables summarize collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of March 31, 2025
Real estate:
Commercial real estate owner occupied	$125	$—	$—	$125	$50
Commercial real estate non-owner occupied	7,822	—	—	7,822	880
Construction and development < 60 months	20,142	—	—	20,142	3,755
Construction residential real estate < 60 months	206	—	—	206	75
Residential real estate first lien	343	—	—	343	99
Residential real estate all other	98	—	—	98	33
Agriculture	1,584	110	13	1,707	688
Commercial non-real estate	—	9,510	66	9,576	2,052
Consumer non-real estate	—	—	562	562	316
Oil and gas	—	—	—	—	110
Total collateral-dependent loans held for investment	$30,320	$9,620	$641	$40,581	$8,058

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2024
Real estate:
Commercial real estate owner occupied	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	7,890	—	—	7,890	879
Construction and development < 60 months	20,142	—	—	20,142	3,755
Construction residential real estate < 60 months	206	—	—	206	75
Residential real estate first lien	300	—	—	300	93
Residential real estate all other	100	—	—	100	34
Agriculture	1,584	110	13	1,707	688
Commercial non-real estate	—	10,087	108	10,195	2,222
Consumer non-real estate	—	—	399	399	242
Oil and gas	—	—	—	—	—
Total collateral-dependent loans held for investment	$30,222	$10,197	$520	$40,939	$7,988

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

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Other real estate owned	$909	$1,582
Repossessed assets	824	455
Total	$1,733	$2,037

(4) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
March 31, 2025
Core deposit intangibles	$33,550	$(21,311)	$12,239
Customer relationship intangibles	3,350	(3,317)	33
Total	$36,900	$(24,628)	$12,272
December 31, 2024
Core deposit intangibles	$33,550	$(20,454)	$13,096
Customer relationship intangibles	3,350	(3,288)	62
Total	$36,900	$(23,742)	$13,158

The following is a summary of goodwill by business segment:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Three months ended March 31, 2025
Balance at beginning and end of period	$13,767	$61,420	$68,855	$32,133	$5,464	$624	$182,263

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

On June 17, 2021, the Company completed a private placement, under Regulation D of the Securities Act of 1933, of $60 million aggregate principal amount of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Subordinated Notes”) to various institutional accredited investors. The sale of the Subordinated Notes was pursuant to a Subordinated Note Purchase Agreement entered into with each of the investors. The Subordinated Notes qualify as Tier 2 capital under bank regulatory guidelines. The net proceeds to the Company from the sale of the Subordinated Notes were approximately $59.15 million net of commissions and offering expenses. The Company used the proceeds from the sale of the Subordinated Notes for general corporate purposes. The Subordinated Notes initially bear interest at a fixed rate of 3.50% per annum, from and including June 17, 2021 to but excluding June 30, 2031, payable semi-annually in arrears on June 30 and December 31 of each year, commencing December 31, 2021. Then, from and including June 30, 2031, to but excluding the maturity date, the Subordinated Notes will bear interest at a floating rate equal to the benchmark (initially, three-month term SOFR), reset quarterly, plus a spread of 229 basis points, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Subordinated Notes mature on June 30, 2036.

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

(6) STOCK-BASED COMPENSATION

On May 25, 2023, the shareholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan will continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At March 31, 2025 there were 453,175 shares available for future grants. The restricted stock units ("RSU's") vest beginning two years from the date of grant at the rate of 20% per year for five years. The RSU's are settled and distributed as of each vesting date. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Three Months Ended March 31, 2025
Nonvested at December 31, 2024	42,825	$90.35
Granted	4,000	113.41
Nonvested at March 31, 2025	46,825	92.32

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of March 31, 2025, there are 33,528 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2030, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 4,045 and 5,022 shares of common stock distributed from the Deferred Stock Compensation Plan during the three months ended March 31, 2025 and 2024, respectively.

A summary of the accumulated stock units under the Deferred Stock Compensation Plan is as follows:

	March 31, 2025	December 31, 2024
Accumulated stock units	119,058	120,984
Average price	$46.51	$44.70

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

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Three Months Ended March 31, 2025
Outstanding at December 31, 2024	947,921	$58.42
Options exercised	(21,000)	36.82
Options canceled, forfeited, or expired	(5,000)	90.56
Outstanding at March 31, 2025	921,921	58.74	9.55 Yrs.	$47,140
Exercisable at March 31, 2025	391,046	43.95	7.21 Yrs.	$25,776

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Total intrinsic value of options exercised	$1,734	$1,831
Cash received from options exercised	773	708
Tax benefit realized from options exercised	417	440

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the three months ended March 31, 2025 or March 31, 2024.

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income. The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Stock-based compensation expense	$790	$715
Tax benefit	190	172
Stock-based compensation expense, net of tax	$600	$543

The Company amortizes the unearned stock-based compensation expense over the remaining vesting period of approximately five years for unvested stock options and six years for unvested RSU's. The following table shows the unearned stock-based compensation expense for unvested stock options and unvested RSU's:

March 31, 2025
(Dollars in thousands)
Unearned stock-based compensation expense for unvested stock options	$6,802
Unearned stock-based compensation expense for unvested RSU's	3,480

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

The following table is a summary of the shares under the SRP:

	Three Months Ended March 31,
	2025	2024
Shares remaining to be repurchased	479,784	479,784

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of March 31, 2025, BancFirst Corporation, BancFirst, Pegasus and Worthington each met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2025:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,687,961	19.11%	$706,663	8.00%	$927,495	10.50%	N/A	N/A
BancFirst	1,273,409	17.42%	584,793	8.00%	767,541	10.50%	$730,992	10.00%
Pegasus	160,653	16.66%	77,151	8.00%	101,261	10.50%	96,439	10.00%
Worthington	56,901	12.10%	37,625	8.00%	49,383	10.50%	47,032	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,502,014	17.00%	$397,498	4.50%	$618,330	7.00%	N/A	N/A
BancFirst	1,170,053	16.01%	328,946	4.50%	511,694	7.00%	$475,145	6.50%
Pegasus	150,762	15.63%	43,398	4.50%	67,507	7.00%	62,686	6.50%
Worthington	52,561	11.18%	21,164	4.50%	32,922	7.00%	30,571	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,528,014	17.30%	$529,997	6.00%	$750,830	8.50%	N/A	N/A
BancFirst	1,190,053	16.28%	438,595	6.00%	621,343	8.50%	$584,793	8.00%
Pegasus	150,762	15.63%	57,864	6.00%	81,973	8.50%	77,151	8.00%
Worthington	52,561	11.18%	28,219	6.00%	39,977	8.50%	37,625	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,528,014	11.30%	$541,122	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,190,053	10.36%	459,297	4.00%	N/A	N/A	$574,121	5.00%
Pegasus	150,762	11.11%	54,274	4.00%	N/A	N/A	67,843	5.00%
Worthington	52,561	8.51%	24,699	4.00%	N/A	N/A	30,873	5.00%

As of March 31, 2025, BancFirst, Pegasus and Worthington were classified by the Federal Reserve as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities qualify as Tier 1 capital and its Subordinated Notes qualify as Tier 2 capital. BancFirst, Pegasus and Worthington have had no events or conditions that management believes would materially change their category under capital requirements existing as of the report dates.

(8) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)

(Numerator)
Income available to common stockholders	$56,112	$50,334
(Denominator)
Weighted average shares outstanding for basic earnings per common share	33,232,788	32,947,983
Dilutive effect of stock compensation	536,085	565,429
Weighted-average shares outstanding for diluted earnings per common share	33,768,873	33,513,412

Basic earnings per share	$1.69	$1.53
Diluted earnings per share	$1.66	$1.50

The following table shows the number of options and RSU's that were excluded from the computation of diluted net income per common share for each period because they were anti-dilutive for the period:

Shares
Three Months Ended March 31, 2025	57,733
Three Months Ended March 31, 2024	270,417

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2025
Debt securities available for sale:
U.S. Treasury	$1,132,836	$—	$—	$1,132,836
U.S. federal agencies	—	7,728	—	7,728
Mortgage-backed securities	—	12,964	—	12,964
States and political subdivisions	—	5,790	150	5,940
Other debt securities	—	7,196	—	7,196
Derivative assets	—	19,893	—	19,893
Derivative liabilities	—	18,237	—	18,237

December 31, 2024
Debt securities available for sale:
U.S. Treasury	$1,176,009	$—	$—	$1,176,009
U.S. federal agencies	—	8,232	—	8,232
Mortgage-backed securities	—	13,044	—	13,044
States and political subdivisions	—	6,286	150	6,436
Other debt securities		7,196		7,196
Derivative assets	—	10,479	—	10,479
Derivative liabilities	—	9,105	—	9,105

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at the beginning of the year	$150	$180
Settlements	—	(30)
Balance at the end of the period	$150	$150

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2025, and the year ended December 31, 2024, the Company did not transfer any debt securities.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended March 31, 2025
Equity securities	$12,785
Collateral dependent loans	760
Repossessed assets	588
Other real estate owned	1,077
As of and for the Year-to-date Period Ended December 31, 2024
Equity securities	$13,014
Collateral dependent loans	7,337
Repossessed assets	614
Other real estate owned	32,868

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$3,974,172	$3,974,172	$3,553,772	$3,553,772
Federal funds sold	520	520	$715	715
Debt securities held for investment	775	775	2	2
Loans held for sale	8,283	8,283	8,073	8,073
Level 3 inputs:
Debt securities held for investment	2	2	835	835
Loans, net of allowance for credit losses	7,994,072	8,792,307	7,925,613	8,643,418
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	12,126,750	11,451,560	11,718,546	10,966,958
Subordinated debt	86,171	79,800	86,157	77,998
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,290		4,313
Letters of credit		716		769

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. In addition, the Company has no non-financial liabilities measured at fair value on a nonrecurring basis. Non-financial assets measured at fair value on a nonrecurring basis include intangible assets. The intangible assets are evaluated at least annually for impairment. The overall levels of non-financial assets measured at fair value on a nonrecurring basis were not considered to be significant to the Company at March 31, 2025 or December 31, 2024.

(10) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. At March 31, 2025 and December 31, 2024, the Company had a margin asset included in other assets in the amount of $12.6 million and $463,000, respectively.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		March 31, 2025		December 31, 2024
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	2,293	$6,790	2,404	$7,507
Derivative liabilities	Barrels	(2,293)	(6,172)	(2,404)	(6,860)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	39,210	13,103	25,561	2,972
Derivative liabilities	MMBTUs/Gallons	(39,210)	(12,065)	(25,561)	(2,245)

Total Fair Value	Included in
Derivative assets	Other assets		19,893		10,479
Derivative liabilities	Other liabilities		(18,237)		(9,105)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Derivative income	$221	$103

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

Customer credit exposure is managed by strict position limits and is primarily offset by first liens on production while the remainder is offset by cash. Counterparty credit exposure is managed by selecting highly rated counterparties (rated A- or better by Moody's) and monitoring market information.

The following table is a summary of the Company's net credit exposure relating to oil and gas swaps and options with bank counterparties:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Credit exposure	$210	$8,074

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

(11) SEGMENT INFORMATION

The Company, along with its chief operating decision maker (CODM), which is BancFirst Corporation's Chief Executive Officer, evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The financial information for each business unit is presented on the basis used internally by management and the CODM to evaluate performance and allocate resources. The Company utilizes a transfer pricing system to allocate the benefit or cost of funds provided or used by the various business units. Certain services provided by the support group to other business units, such as item processing, are allocated at rates approximating the cost of providing the services. Eliminations are adjustments to consolidate the business units. Capital expenditures are generally charged to the business unit using the asset.

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

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2025
Interest income	$49,386	$105,612	$19,709	$8,593	$2,376	$(2,041)	$(1,159)	$182,476
Interest expense	20,529	39,465	7,185	3,197	979	(3,641)	(1,187)	66,527
Total provision for/(benefit from) credit losses	(51)	1,187	105	132	18	195	—	1,586
Noninterest income	6,227	17,746	559	229	16,662	62,203	(54,732)	48,894
Depreciation and amortization	480	2,653	148	168	143	2,102	—	5,694
Other noninterest expense	11,562	34,726	5,642	3,762	14,617	16,317	(141)	86,485
Income before taxes	$23,093	$45,327	$7,188	$1,563	$3,281	$45,189	$(54,563)	$71,078
Loans held for investment	$2,423,864	$4,129,905	$888,551	$462,816	$96,689	$92,702	$—	$8,094,527
Total assets	$3,559,494	$8,049,771	$1,518,402	$668,920	$102,351	$1,869,371	$(1,730,254)	$14,038,055
Total deposits	$2,973,626	$7,414,687	$1,296,438	$581,139	$—	$—	$(139,140)	$12,126,750
Capital expenditures	$940	$2,451	$194	$36	$272	$7,417	$—	$11,310
Three Months Ended March 31, 2024
Interest income	$50,976	$98,878	$18,864	$7,510	$2,304	$(5,557)	$(1,332)	$171,643
Interest expense	22,783	38,867	7,997	3,121	1,285	(7,182)	(1,332)	65,539
Total provision for/(benefit from) credit losses	(244)	1,323	2,730	122	43	41	—	4,015
Noninterest income	5,169	15,918	320	221	15,163	58,428	(50,319)	44,900
Depreciation and amortization	547	2,464	181	161	120	1,969	—	5,442
Other noninterest expense	10,728	33,350	5,131	3,658	9,684	14,972	(186)	77,337
Income before taxes	$22,331	$38,792	$3,145	$669	$6,335	$43,071	$(50,133)	$64,210
Loans held for investment	$2,413,397	$3,951,360	$812,261	$427,922	$102,115	$97,805	$(23,000)	$7,781,860
Total assets	$3,283,434	$7,452,457	$1,322,543	$618,111	$111,953	$1,404,833	$(1,590,906)	$12,602,425
Total deposits	$2,538,277	$6,842,481	$1,122,732	$512,205	$—	$—	$(106,074)	$10,909,621
Capital expenditures	$680	$2,722	$26	$4,526	$35	$2,262	$—	$10,251

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2025 and December 31, 2024 and results of operations for the three months ended March 31, 2025 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2024, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2024 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•
Potential impacts of adverse developments in the banking industry that could impact customer confidence.
•
Changes in the regulatory environment for the banking industry, including rule-making, supervision, examination, and enforcement.
•
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
•
Local, regional, national and international economic conditions, including the effect of a government shutdown, and the impact they may have on the Company and its customers.
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

SUMMARY

The Company’s net income for the first quarter of 2025 was $56.1 million, compared to $50.3 million for the first quarter of 2024. Diluted net income per common share was $1.66 and $1.50 for the first quarter of 2025 and 2024, respectively. The Company’s net interest income for the first quarter of 2025 increased to $115.9 million from $106.1 million for the first quarter of 2024. Higher loan volume along with general growth in earning assets were the primary drivers of the change in net interest income. Net interest margin was unchanged at 3.70% for both the first quarter of 2025 and 2024. The Company recorded a provision for credit losses on loans of $1.5 million in the first quarter of 2025 compared to $4.0 million for the first quarter of 2024.

Noninterest income for the quarter totaled $49.0 million compared to $44.9 million last year. Trust revenue, treasury income, sweep fees and insurance commissions each increased when compared to the first quarter last year.

Noninterest expense grew to $92.2 million for the quarter-ended March 31, 2025 compared to $82.8 million in the same quarter in 2024. The Company recorded a $4.4 million expense related to the disposition of certain equity investments no longer permissible under the Volcker Rule, which prohibits banks with more than $10 billion in assets from holding certain private equity investments. Additionally, the increase in noninterest expense was augmented by growth in salaries and employee benefits of $3.1 million.

At March 31, 2025, the Company’s total assets were $14.0 billion, an increase of $483.7 million from December 31, 2024. Loans grew $69.6 million from December 31, 2024, totaling $8.1 billion at March 31, 2025. Deposits totaled $12.1 billion, an increase of $408.2 million from year-end 2024. Sweep accounts totaled $5.5 billion at March 31, 2025, up $324.6 million from December 31, 2024. The Company’s total stockholders’ equity was $1.7 billion, an increase of $51.6 million over December 31, 2024.

Nonaccrual loans totaled $56.4 million, representing 0.70% of total loans at March 31, 2025, down slightly from 0.72% at year-end 2024. The allowance for credit losses to total loans was 1.24% at March 31, 2025, unchanged from December 31, 2024. Net charge-offs were $503,000 for the first quarter of 2025 compared to $3.5 million for the first quarter of 2024.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note (1) of the Notes to the Consolidated Financial Statements for disclosures regarding recently issued accounting pronouncements since December 31, 2024, the date of its most recent annual report to stockholders.

SEGMENT INFORMATION

See Note (11) of the Notes to the Consolidated Financial Statements for disclosures regarding business segments.

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following table presents certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $5.0 million for the three months ended March 31, 2025 compared to $5.4 million for the three months ended March 31, 2024.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended March 31,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$8,050,816	$137,178	6.91%	$7,730,753	$132,249	6.86%
Securities – taxable	1,195,306	7,006	2.38	1,557,806	9,181	2.36
Securities – tax exempt	2,192	22	4.13	2,642	25	3.76
Federal funds sold and interest-bearing deposits with banks	3,492,467	38,468	4.47	2,212,788	30,316	5.50
Total earning assets	12,740,781	182,674	5.81	11,503,989	171,771	5.99
Nonearning assets:
Cash and due from banks	214,859			202,300
Interest receivable and other assets	828,449			804,575
Allowance for credit losses	(99,703)			(97,061)
Total nonearning assets	943,605			909,814
Total assets	$13,684,386			$12,413,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$5,302,584	$40,720	3.11%	$4,814,772	$44,217	3.68%
Savings deposits	1,138,173	8,900	3.17	1,056,727	9,003	3.42
Time deposits	1,494,885	15,870	4.31	1,027,039	11,193	4.37
Short-term borrowings	643	7	4.36	8,018	96	4.79
Subordinated debt	86,162	1,030	4.85	86,106	1,030	4.80
Total interest-bearing liabilities	8,022,447	66,527	3.36	6,992,662	65,539	3.76
Interest-free funds:
Noninterest-bearing deposits	3,889,812			3,843,371
Interest payable and other liabilities	129,460			131,898
Stockholders’ equity	1,642,667			1,445,872
Total interest free funds	5,661,939			5,421,141
Total liabilities and stockholders’ equity	$13,684,386			$12,413,803
Net interest income		$116,147			$106,232
Net interest spread			2.45%			2.23%
Effect of interest free funds			1.25%			1.47%
Net interest margin			3.70%			3.70%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Income Statement Data
Net interest income	$115,949	$106,104
Provision for credit losses on loans	1,461	4,015
Securities transactions	(333)	(267)
Total noninterest income	48,894	44,900
Salaries and employee benefits	54,593	51,528
Total noninterest expense	92,179	82,779
Net income	56,112	50,334
Per Common Share Data
Net income – basic	$1.69	$1.53
Net income – diluted	1.66	1.50
Cash dividends	0.46	0.43
Performance Data
Return on average assets	1.66%	1.63%
Return on average stockholders’ equity	13.85	13.96
Cash dividend payout ratio	27.22	28.10
Net interest spread	2.45	2.23
Net interest margin	3.70	3.70
Efficiency ratio	55.92	54.82
Net charge-offs to average loans	0.01	0.05

Net Interest Income

For the three months ended March 31, 2025, net interest income, which is the Company’s principal source of operating revenue, increased $9.8 million or 9.3% compared to the three months ended March 31, 2024. Higher loan volume along with general growth in earning assets were the primary drivers of the change in net interest income. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin was unchanged for the first quarter of 2025 compared to the first quarter of 2024.

Provision for Credit Losses on loans

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

Net loan charge-offs were $503,000 million for the first quarter of 2025 compared to net loan charge-offs of $3.5 million for the first quarter of 2024. The rate of net charge-offs to average total loans continues to be at a low level.

Noninterest Income

Noninterest income increased by $4.0 million for the first quarter of 2025 compared to the first quarter of 2024. Trust revenue, treasury income, sweep fees and insurance commissions each increased when compared to last year.

Noninterest income included non-sufficient funds ("NSF") and overdraft fees totaling $7.4 million and $7.1 million for the three months ended March 31, 2025 and 2024, respectively. This represents 15.1% and 15.9% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $6.5 million during the three months ended March 31, 2025 and 2024. This represents 13.3% and 14.6% of the Company’s noninterest income for the respective periods.

Noninterest Expense

Noninterest expense increased by $9.4 million for first quarter of 2025 compared to the first quarter of 2024. The Company recorded a $4.4 million expense related to the disposition of certain equity investments no longer permissible under the Volcker Rule, which prohibits banks with more than $10 billion in assets from holding certain private equity investments. Additionally, the increase in noninterest expense was augmented by growth in salaries and employee benefits of $3.1 million.

Income Taxes

The Company’s effective tax rate was 21.1% for the first quarter of 2025, compared to 21.6% for the first quarter of 2024. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Balance Sheet Data
Total assets	$14,038,055	$13,554,314
Interest-bearing deposits with banks	3,706,328	3,315,932
Debt securities	1,167,441	1,211,754
Total loans (net of unearned interest)	8,102,810	8,033,183
Allowance for credit losses	100,455	99,497
Noninterest-bearing demand deposits	4,027,797	3,907,060
Money market and interest-bearing checking deposits	5,393,995	5,231,327
Savings deposits	1,174,685	1,110,020
Time deposits	1,530,273	1,470,139
Total deposits	12,126,750	11,718,546
Stockholders' equity	1,672,827	1,621,187
Book value per share	50.32	48.81
Tangible book value per share (non-GAAP)(1)	44.47	42.92
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,672,827	$1,621,187
Less goodwill	182,263	182,263
Less intangible assets, net	12,272	13,158
Tangible stockholders' equity (non-GAAP)	$1,478,292	$1,425,766
Common shares outstanding	33,241,564	33,216,519
Tangible book value per share (non-GAAP)	$44.47	$42.92
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	68.08%	71.50%
Average earning assets to total assets (year-to-date)	93.10	92.91
Average stockholders’ equity to average assets (year-to-date)	12.00	11.78
Asset Quality Data
Loans past due 90 days and still accruing	$5,120	$7,739
Nonaccrual loans (3)	56,371	57,984
Other real estate owned and repossessed assets	35,542	33,665
Asset Quality Ratios:
Nonaccrual loans to total loans	0.70%	0.72%
Allowance for credit losses to total loans	1.24	1.24
Allowance for credit losses to nonaccrual loans	178.20	171.59
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

(3) Government agencies guaranteed approximately $9.2 million of nonaccrual loans at March 31, 2025.

Cash and Due from Banks, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks increased by $420.2 million or 11.8%, to $4.0 billion from December 31, 2024 to March 31, 2025. The increase was related to an increase of interest-bearing deposits in addition to maturing securities.

Securities

At March 31, 2025, total debt securities decreased $44.3 million, or 3.7% compared to December 31, 2024. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $31.1 million at March 31, 2025, compared to a net unrealized loss of $43.1 million at December 31, 2024. These unrealized losses of $23.7 million at March 31, 2025 and $32.9 million at December 31, 2024 are included in the Company’s stockholders’ equity as accumulated other comprehensive loss, net of income tax. The Company did not purchase or sell any debt securities during the quarter ended March 31, 2025. The Company did not recognize a gain or loss on debt securities during the quarters ended March 31, 2025 or 2024. The Company had maturities and paydowns of debt securities totaling $56.3 million during the quarter ended March 31, 2025 and $17.7 million during the quarter ended March 31, 2024.

See Note (2) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s securities.

Loans

At March 31, 2025, total loans increased $69.6 million or 0.9% compared to December 31, 2024 as a result of internal loan growth. Of the total increase in loans, commercial real estate made up the largest increase with $58.4 million. The internal loan growth was primarily from the Company's Oklahoma subsidiary BancFirst.

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

Nonaccrual Loans

Nonaccrual loans totaled $56.4 million at March 31, 2025 compared to $58.0 million at December 31, 2024. The Company’s nonaccrual construction and development real estate loans made up 37% of nonaccrual loans and nonaccrual commercial real estate made up 29%. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.0 million for the three months ended March 31, 2025 and $696,000 for the three months ended March 31, 2024. Only a small amount of this interest is expected to be ultimately collected. Approximately $9.2 million of nonaccrual loans were guaranteed by government agencies at March 31, 2025.

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

Modified Loans

The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of loans modified during the period ended March 31, 2025 was approximately $1.9 million compared to $14.8 million during the year ended December 31, 2024.

Other Real Estate Owned and Repossessed Assets

Other real estate owned ("OREO") consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals of the properties, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense. The Company's write-downs in OREO totaled $20,000 for the three months ended March 31, 2025 compared to $50,000 for the three months ended March 31, 2024.

OREO included a larger commercial real estate property recorded at $29.5 million at March 31, 2025 and $28.1 million at December 31, 2024. During the quarter ended March 31, 2025, the Company made $1.4 million of tenant improvements to this property, which contributed to the increase of total OREO. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented:

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Rental income	$3,121	$2,941
Operating expense	2,624	2,250

The Company's total rental income and operating expenses from OREO are presented in the following table:

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Rental income	$3,121	$3,002
Operating expense	2,663	2,329

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $194.5 million and $195.4 million at March 31, 2025 and December 31, 2024, respectively.

Other assets includes the cash surrender value of key-man life insurance policies totaling $84.3 million at March 31, 2025 and $84.4 million at December 31, 2024.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $19.9 million at March 31, 2025 and $10.5 million at December 31, 2024. They require a daily margin to be posted, which fluctuates with oil and gas prices and customer activity. The Company had a margin asset included in other assets in the amount of $12.6 million at March 31, 2025 and $463,000 at December 31, 2024. See Note (10) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the Company’s consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $12.8 million at March 31, 2025 and $13.4 million at December 31, 2024. The Company reviews its portfolio of equity securities for impairment at least quarterly.

Low-Income Housing, New Market Tax Credit Investments and Historic Tax Credit Investments

During 2025, the Company’s low-income housing tax credit ("LIHTC") investments increased $6.5 million totaling $65.1 million at March 31, 2025, New Markets Tax Credits ("NMTC") investments increased $5.3 million totaling $12.8 million at March 31, 2025 and the Historic Tax Credit Investments remained at $6.3 million, all of which are included in other assets on the Company’s consolidated balance sheet.

See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. The Company is highly liquid with percent of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets of 28.3% at March 31, 2025, compared to 26.2% at December 31, 2024.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Deposits

At March 31, 2025, deposits totaled $12.1 billion, an increase of $408.2 million from December 31, 2024. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 95.5% at both March 31, 2025 and December 31, 2024. Noninterest-bearing deposits to total deposits were 33.2% at March 31, 2025 compared to 33.3% at December 31, 2024.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $4.1 billion at March 31, 2025 and $4.0 billion at December 31, 2024, as calculated per regulatory guidance. This was approximately 34% of deposits at both March 31, 2025 and December 31, 2024. The Company has existing and contingent sources of liquidity equivalent to approximately 150% of it uninsured deposits.

Off-balance-sheet sweep accounts totaled $5.5 billion at March 31, 2025 compared to $5.2 billion at December 31, 2024. The movement of customers' funds into the Company's off-balance-sheet sweep accounts affected the balances of both cash and deposits.

Subordinated Debt

See Note (5) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Lines of Credit

The Company has several lines of credit available. At March 31, 2025, BancFirst had $911.4 million available on its line of credit from the FHLB of Topeka, Kansas. At March 31, 2025, BancFirst had no advances outstanding under this line of credit. Pegasus had a Federal Reserve discount window capacity of $127.7 million. At March 31, 2025, Pegasus had no advances outstanding under this line of credit. Worthington had $10.5 million in lines of credit with other financial institutions that serve as overnight federal funds facilities, a Federal Reserve discount window capacity of $30.4 million and an $87.6 million line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term rate loans. Worthington had no advances outstanding at March 31, 2025 under any of these lines of credit.

Capital Resources

Stockholders’ equity totaled $1.7 billion at March 31, 2025, an increase of $51.6 million from December 31, 2024. In addition to net income of $56.1 million, other changes in stockholders’ equity during the three months ended March 31, 2025 included $891,000 related to common stock issuances for stock option exercises, $790,000 related to stock-based compensation and $9.1 million in accumulated other comprehensive income that were partially offset by $15.3 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at March 31, 2025 were well in excess of the regulatory requirements.

See Note (7) of the Notes to Consolidated Financial Statements for a discussion of capital ratios and requirements.

Liquidity Risk and Off-Balance-Sheet Arrangements

There have not been any material changes in the Company’s liquidity risk and off-balance-sheet arrangements included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Company’s disclosures regarding market risk since December 31, 2024, the date of its most recent annual report to stockholders.

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

Item 1A. Risk Factors.

As of March 31, 2025, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

BANCFIRST CORPORATION
(Registrant)

Date: May 9, 2025	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	/s/ Hannah Andrus
Hannah Andrus
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)