Form 10-Q
period 2025-06-30
BANCFIRST CORP /OK/
filed 2025-08-05
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 33,309,310 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

June 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2025	2024
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$259,587	$237,840
Interest-bearing deposits with banks	3,737,763	3,315,932
Federal funds sold	—	715
Debt securities held for investment (fair value: $561 and $837, respectively)	561	837
Debt securities available for sale at fair value	1,104,043	1,210,917
Loans held for sale	10,009	8,073
Loans held for investment (net of unearned interest)	8,114,488	8,025,110
Allowance for credit losses	(96,988)	(99,497)
Loans, net of allowance for credit losses	8,017,500	7,925,613
Premises and equipment, net	312,151	295,943
Other real estate owned	52,196	33,051
Intangible assets, net	11,410	13,158
Goodwill	182,263	182,263
Accrued interest receivable and other assets	358,297	329,972
Total assets	$14,045,780	$13,554,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,967,626	$3,907,060
Interest-bearing	8,088,566	7,811,486
Total deposits	12,056,192	11,718,546
Short-term borrowings	5,860	—
Accrued interest payable and other liabilities	169,505	128,424
Subordinated debt	86,185	86,157
Total liabilities	12,317,742	11,933,127

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 33,272,131 and 33,216,519, respectively	33,272	33,217
Capital surplus	190,698	187,062
Retained earnings	1,521,631	1,433,768
Accumulated other comprehensive loss, net of tax benefit of $5,442 and $10,191, respectively	(17,563)	(32,860)
Total stockholders' equity	1,728,038	1,621,187
Total liabilities and stockholders' equity	$14,045,780	$13,554,314

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans, including fees	$139,337	$137,710	$276,321	$269,836
Securities:
Taxable	6,887	8,932	13,893	18,113
Tax-exempt	17	18	35	38
Federal funds sold	—	5	1	24
Interest-bearing deposits with banks	42,186	31,800	80,653	62,097
Total interest income	188,427	178,465	370,903	350,108
INTEREST EXPENSE
Deposits	66,089	67,479	131,579	131,892
Short-term borrowings	51	59	58	155
Subordinated debt	1,031	1,031	2,061	2,061
Total interest expense	67,171	68,569	133,698	134,108
Net interest income	121,256	109,896	237,205	216,000
Provision for credit losses on loans	1,239	3,358	2,700	7,373
Provision for off-balance sheet credit exposures	148	—	273	—
Total provision for credit losses	1,387	3,358	2,973	7,373
Net interest income after provision for credit losses	119,869	106,538	234,232	208,627
NONINTEREST INCOME
Trust revenue	5,795	5,490	11,334	10,578
Service charges on deposits	17,741	17,280	34,545	33,708
Securities transactions	(740)	317	(1,073)	50
Sales of loans	830	733	1,466	1,224
Insurance commissions	7,920	6,668	18,330	16,123
Cash management	10,573	9,149	20,624	17,800
Gain/(loss) on sale of other assets	840	55	998	(4)
Other	5,089	4,252	10,718	9,365
Total noninterest income	48,048	43,944	96,942	88,844
NONINTEREST EXPENSE
Salaries and employee benefits	55,147	51,928	109,740	103,456
Occupancy, net	6,037	5,233	11,790	10,439
Depreciation	4,691	4,504	9,499	9,060
Amortization of intangible assets	862	887	1,748	1,773
Data processing services	2,985	2,696	5,877	5,312
Net expense from other real estate owned	2,941	1,656	5,599	3,858
Marketing and business promotion	2,325	2,246	4,786	4,502
Deposit insurance	1,675	1,614	3,400	3,052
Other	11,536	14,552	27,939	26,643
Total noninterest expense	88,199	85,316	180,378	168,095
Income before taxes	79,718	65,166	150,796	129,376
Income tax expense	17,371	14,525	32,337	28,401
Net income	$62,347	$50,641	$118,459	$100,975
NET INCOME PER COMMON SHARE
Basic	$1.87	$1.53	$3.56	$3.06
Diluted	$1.85	$1.51	$3.51	$3.01
OTHER COMPREHENSIVE GAIN
Unrealized income on debt securities, net of tax expense of $1,911, $1,263, $4,749 and $535, respectively	6,159	4,105	15,297	1,801
Other comprehensive income, net of tax expense of $1,911, $1,263, $4,749 and $535, respectively	6,159	4,105	15,297	1,801
Comprehensive income	$68,506	$54,746	$133,756	$102,776

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
COMMON STOCK
Issued at beginning of period	$33,242	$32,967	$33,217	$32,933
Shares issued for stock-based compensation plans	30	55	55	89
Issued at end of period	$33,272	$33,022	$33,272	$33,022
CAPITAL SURPLUS
Balance at beginning of period	$188,718	$176,227	$187,062	$174,695
Common stock issued for stock-based compensation plans	1,061	1,659	1,927	2,476
Stock-based compensation arrangements	919	920	1,709	1,635
Balance at end of period	$190,698	$178,806	$190,698	$178,806
RETAINED EARNINGS
Balance at beginning of period	$1,474,589	$1,312,464	$1,433,768	$1,276,305
Net income	62,347	50,641	118,459	100,975
Dividends on common stock ($0.46, $0.43, $0.92 and $0.86 per share, respectively)	(15,305)	(14,200)	(30,596)	(28,375)
Balance at end of period	$1,521,631	$1,348,905	$1,521,631	$1,348,905
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(23,722)	$(52,346)	$(32,860)	$(50,042)
Net change	6,159	4,105	15,297	1,801
Balance at end of period	$(17,563)	$(48,241)	$(17,563)	$(48,241)
Total stockholders’ equity	$1,728,038	$1,512,492	$1,728,038	$1,512,492

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$118,459	$100,975
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	2,973	7,373
Depreciation and amortization	11,247	10,833
Net amortization of securities premiums and discounts	(232)	(627)
Realized securities losses/(gains)	1,073	(50)
Gain on sales of loans	(1,466)	(1,224)
Cash receipts from the sale of loans originated for sale	86,205	110,096
Cash disbursements for loans originated for sale	(86,675)	(72,791)
Deferred income tax benefit	(2,194)	(1,764)
Gain on sale of other assets	(919)	(1,319)
Increase/(decrease) in interest receivable	914	(3,074)
(Decrease)/increase in interest payable	(334)	5,314
Amortization of stock-based compensation arrangements	1,709	1,635
Excess tax benefit from stock-based compensation arrangements	(1,043)	(750)
Other, net	25,357	11,848
Net cash provided by operating activities	155,074	166,475
INVESTING ACTIVITIES
Net decrease in federal funds sold	715	214
Purchases of available for sale debt securities	(233)	(270)
Proceeds from maturities, calls and paydowns of held for investment debt securities	90	352
Proceeds from maturities, calls and paydowns of available for sale debt securities	127,572	116,611
Purchase of equity securities	(256)	(404)
Proceeds from paydowns and sales of equity securities	351	206
Net change in loans	(114,469)	(445,920)
Net payments on derivative asset contracts	(3,163)	(22,293)
Purchases of premises, equipment and computer software	(25,054)	(16,273)
Purchase of tax credits	(16,289)	(2,469)
Other, net	4,322	8,978
Net cash used in investing activities	(26,414)	(361,268)
FINANCING ACTIVITIES
Net change in deposits	337,646	315,480
Net change in short-term borrowings	5,860	913
Issuance of common stock in connection with stock-based compensation plans, net	1,982	2,565
Cash dividends paid	(30,570)	(28,336)
Net cash provided by financing activities	314,918	290,622
Net increase in cash, due from banks and interest-bearing deposits	443,578	95,829
Cash, due from banks and interest-bearing deposits at the beginning of the period	3,553,772	2,397,463
Cash, due from banks and interest-bearing deposits at the end of the period	$3,997,350	$2,493,292
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$134,032	$128,794
Cash paid during the period for income taxes	$16,331	$22,349
Noncash investing and financing activities:
Unpaid common stock dividends declared	$15,305	$14,200

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BFC-PNC, LLC, BancFirst Insurance Services, Inc., Pegasus Bank ("Pegasus"), Worthington Bank ("Worthington") and BancFirst and its subsidiaries ("BancFirst"). The principal operating subsidiaries of BancFirst are BFTower, LLC and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

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

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On May 20, 2025, the Company entered into an agreement to acquire American Bank of Oklahoma ("ABOK"), a privately held community bank headquartered in Collinsville, Oklahoma. ABOK has approximately $385 million in total assets, $280 million in loans, and $320 million in deposits. The transaction is expected to close in the third quarter of 2025, subject to regulatory approvals and customary closing conditions. ABOK will operate under its present name until it is merged into BancFirst, which is expected to be in the fourth quarter of 2025.

(3) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025	(Dollars in thousands)
Mortgage backed securities (1)	$1	$—	$—	$1
States and political subdivisions	60	—	—	60
Other securities	500	—	—	500
Total	$561	$—	$—	$561
December 31, 2024
Mortgage backed securities (1)	$2	$—	$—	$2
States and political subdivisions	335	—	—	335
Other securities	500	—	—	500
Total	$837	$—	$—	$837

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025	(Dollars in thousands)
U.S. treasuries	$1,091,549	$699	$(21,223)	$1,071,025
U.S. federal agencies	7,432	74	(5)	7,501
Mortgage backed securities (1)	14,030	9	(1,469)	12,570
States and political subdivisions	5,874	2	(127)	5,749
Other securities	8,163	—	(965)	7,198
Total	$1,127,048	$784	$(23,789)	$1,104,043
December 31, 2024
U.S. treasuries	$1,216,258	$—	$(40,249)	$1,176,009
U.S. federal agencies	8,170	68	(6)	8,232
Mortgage backed securities (1)	14,807	9	(1,772)	13,044
States and political subdivisions	6,570	6	(140)	6,436
Other securities	8,163	—	(967)	7,196
Total	$1,253,968	$83	$(43,134)	$1,210,917

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

	June 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$560	$560	$776	$776
After one year but within five years	1	1	61	61
After five years but within ten years	—	—	—	—
After ten years	—	—	—	—
Total	$561	$561	$837	$837
Available for Sale
Contractual maturity of debt securities:
Within one year	$340,445	$336,476	$335,108	$330,076
After one year but within five years	757,598	741,045	888,721	853,508
After five years but within ten years	13,414	12,423	13,369	12,354
After ten years	15,591	14,099	16,770	14,979
Total debt securities	$1,127,048	$1,104,043	$1,253,968	$1,210,917

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Book value of pledged securities	$858,120	$918,523

There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the six months ended June 30, 2025 or June 30, 2024.

Realized gains or losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at June 30, 2025 and December 31, 2024 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
June 30, 2025
Available for Sale
U.S. treasuries	42	$—	$—	$979,845	$21,223	$979,845	$21,223
U.S. federal agencies	5	637	3	440	2	1,077	5
Mortgage backed securities	55	1,163	2	11,068	1,467	12,231	1,469
States and political subdivisions	4	801	1	758	126	1,559	127
Other securities	3	—	—	7,198	965	7,198	965
Total	109	$2,601	$6	$999,309	$23,783	$1,001,910	$23,789
December 31, 2024
Available for Sale
U.S. treasuries	51	$89,867	$1,030	$1,086,142	$39,219	$1,176,009	$40,249
U.S. federal agencies	5	681	4	500	2	1,181	6
Mortgage backed securities	63	1,214	15	11,498	1,757	12,712	1,772
States and political subdivisions	4	802	2	752	138	1,554	140
Other securities	3	—	—	7,196	967	7,196	967
Total	126	$92,564	$1,051	$1,106,088	$42,083	$1,198,652	$43,134

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of June 30, 2025 and December 31, 2024, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	937,426	931,709
Commercial real estate non-owner occupied	1,674,229	1,578,483
Construction and development < 60 months	684,291	756,662
Construction residential real estate < 60 months	235,032	250,373
Residential real estate first lien	1,462,758	1,431,265
Residential real estate all other	291,362	275,461
Agriculture	447,984	449,190
Commercial non-real estate	1,427,576	1,363,462
Consumer non-real estate	481,725	478,647
Oil and gas	472,105	509,858
Total (1)	$8,114,488	$8,025,110
(1) Excludes accrued interest receivable of $40.9 million at June 30, 2025 and $40.9 million at December 31, 2024, that is recorded in accrued interest receivable and other assets.

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

Other Real Estate Owned and Repossessed Assets and Loan Modifications

The following is a summary of other real estate owned ("OREO") and repossessed assets:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Other real estate owned and repossessed assets	$53,022	$33,665

During the six months ended June 30, 2025 the Company foreclosed on a construction and development real estate loan and recorded $15.6 million in OREO, which was the primary reason for the increase in OREO.

In addition, as of both June 30, 2025 and December 31, 2024, OREO included a commercial real estate property recorded at approximately $30.7 million and $28.1 million, respectively. The increase for this commercial real estate property was due to tenant improvements during the six months ended June 30, 2025. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Rental income	$3,202	$3,085	$6,323	$6,026
Operating expense	2,673	2,673	5,297	4,923

During the six months ended June 30, 2025, the Company sold property held in other real estate owned for a total loss of $79,000, compared to a total gain of $1.3 million in the six months ended June 30, 2024.

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not material. The recorded balance of loans modified during the six months ended June 30, 2025 was approximately $3.6 million compared to $14.8 million during the year ended December 31, 2024.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either the six months ended June 30, 2025 or 2024. In addition, all loans identified as nonaccrual loans have related allowances for credit losses at June 30, 2025 and December 31, 2024, respectively. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.3 million for the six months ended June 30, 2025 and approximately $1.8 million for the six months ended June 30, 2024.

Nonaccrual loans guaranteed by government agencies totaled approximately $9.5 million at June 30, 2025 and approximately $9.0 million at December 31, 2024.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$7,347	$7,957
Commercial real estate non-owner occupied	21,857	8,913
Construction and development < 60 months	1,318	20,445
Construction residential real estate < 60 months	1,881	1,481
Residential real estate first lien	5,138	5,193
Residential real estate all other	828	653
Agriculture	1,754	2,047
Commercial non-real estate	6,914	8,552
Consumer non-real estate	1,151	1,028
Oil and gas	1,690	1,715
Total	$49,878	$57,984

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of June 30, 2025
Real estate:
Commercial real estate owner occupied	$525	$33	$6,750	$7,308	$930,118	$937,426	$514
Commercial real estate non-owner occupied	1,691	103	17,844	19,638	1,654,591	1,674,229	—
Construction and development < 60 months	753	2,361	1,185	4,299	679,992	684,291	16
Construction residential real estate < 60 months	—	—	1,068	1,068	233,964	235,032	—
Residential real estate first lien	8,090	1,850	4,884	14,824	1,447,934	1,462,758	2,470
Residential real estate all other	865	254	681	1,800	289,562	291,362	595
Agriculture	1,318	232	1,632	3,182	444,802	447,984	620
Commercial non-real estate	4,496	810	6,821	12,127	1,415,449	1,427,576	2,819
Consumer non-real estate	2,915	1,203	1,313	5,431	476,294	481,725	481
Oil and gas	827	491	1,686	3,004	469,101	472,105	—
Total	$21,480	$7,337	$43,864	$72,681	$8,041,807	$8,114,488	$7,515

As of December 31, 2024
Real estate:
Commercial real estate owner occupied	$2,810	$273	$7,963	$11,046	$920,663	$931,709	$569
Commercial real estate non-owner occupied	603	16,871	610	18,084	1,560,399	1,578,483	41
Construction and development < 60 months	317	351	20,327	20,995	735,667	756,662	116
Construction residential real estate < 60 months	292	622	616	1,530	248,843	250,373	—
Residential real estate first lien	9,128	2,118	3,332	14,578	1,416,687	1,431,265	797
Residential real estate all other	1,498	559	828	2,885	272,576	275,461	370
Agriculture	1,569	1,357	5,691	8,617	440,573	449,190	4,754
Commercial non-real estate	4,325	1,019	5,983	11,327	1,352,135	1,363,462	356
Consumer non-real estate	3,748	907	1,173	5,828	472,819	478,647	504
Oil and gas	1,111	458	232	1,801	508,057	509,858	232
Total	$25,401	$24,535	$46,755	$96,691	$7,928,419	$8,025,110	$7,739

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

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
As of June 30, 2025
Commercial real estate owner occupied
Grade 1	$46,987	$72,680	$103,525	$126,529	$89,591	$184,795	$12,575	$636,682
Grade 2	37,790	35,379	32,027	47,992	46,707	57,105	7,354	264,354
Grade 3	386	13,853	10,990	3,054	2,244	1,865	138	32,530
Grade 4	—	243	599	153	558	2,307	—	3,860
Total commercial real estate owner occupied	85,163	122,155	147,141	177,728	139,100	246,072	20,067	937,426
Commercial real estate non-owner occupied
Grade 1	$94,690	$115,357	$256,328	$284,008	$155,649	$168,459	$29,140	$1,103,631
Grade 2	53,516	82,637	114,315	133,489	64,902	82,708	13,927	545,494
Grade 3	4,179	—	—	943	—	—	—	5,122
Grade 4	—	19,467	121	64	273	57	—	19,982
Total commercial real estate non-owner occupied	152,385	217,461	370,764	418,504	220,824	251,224	43,067	1,674,229
Construction and development < 60 months
Grade 1	$68,650	$102,545	$101,111	$108,571	$7,853	$13,230	$31,451	$433,411
Grade 2	97,774	57,984	34,458	30,861	608	15,252	8,908	245,845
Grade 3	2,588	483	123	36	346	125	—	3,701
Grade 4	61	—	18	816	303	136	—	1,334
Total construction and development < 60 months	169,073	161,012	135,710	140,284	9,110	28,743	40,359	684,291
Construction residential real estate < 60 months
Grade 1	$69,559	$50,902	$7,351	$4,780	$88	$1,749	$3,847	$138,276
Grade 2	51,610	33,149	1,163	752	—	—	7,112	93,786
Grade 3	769	320	—	—	—	—	—	1,089
Grade 4	813	745	117	206	—	—	—	1,881
Total construction residential real estate < 60 months	122,751	85,116	8,631	5,738	88	1,749	10,959	235,032
Residential real estate first lien
Grade 1	$126,178	$216,760	$182,841	$183,960	$134,645	$237,448	$4,914	$1,086,746
Grade 2	38,500	76,142	55,034	50,662	39,334	64,838	17,014	341,524
Grade 3	3,873	5,302	3,922	2,792	2,726	5,738	—	24,353
Grade 4	81	3,890	1,163	853	1,817	2,331	—	10,135
Total residential real estate first lien	168,632	302,094	242,960	238,267	178,522	310,355	21,928	1,462,758
Residential real estate all other
Grade 1	$18,436	$32,547	$22,572	$17,121	$4,829	$14,150	$53,812	$163,467
Grade 2	3,461	6,586	5,321	3,761	1,174	4,928	95,954	121,185
Grade 3	453	615	480	124	221	383	2,025	4,301
Grade 4	419	68	144	117	16	180	1,465	2,409
Total residential real estate all other	22,769	39,816	28,517	21,123	6,240	19,641	153,256	291,362
Agriculture
Grade 1	$26,222	$31,946	$34,820	$33,569	$24,882	$52,665	$51,487	$255,591
Grade 2	28,619	31,678	21,831	16,658	11,838	23,148	37,213	170,985
Grade 3	964	1,158	1,905	2,550	1,287	4,260	6,470	18,594
Grade 4	31	793	413	758	325	369	125	2,814
Total Agriculture	55,836	65,575	58,969	53,535	38,332	80,442	95,295	447,984
Commercial non-real estate
Grade 1	$91,468	$119,790	$83,645	$118,094	$87,175	$61,279	$350,751	$912,202
Grade 2	68,090	69,535	65,733	26,150	10,115	7,364	222,337	469,324
Grade 3	774	1,283	1,600	1,024	328	171	36,378	41,558
Grade 4	776	536	1,036	1,051	156	303	325	4,183
Grade 5	—	—	6	175	3	125	—	309
Total commercial non-real estate	161,108	191,144	152,020	146,494	97,777	69,242	609,791	1,427,576
Consumer non-real estate
Grade 1	$105,760	$138,858	$80,119	$37,879	$16,468	$6,264	$19,337	$404,685
Grade 2	11,788	16,246	12,780	7,176	3,127	1,331	14,638	67,086
Grade 3	591	1,408	1,983	985	613	275	13	5,868
Grade 4	1,833	723	681	494	242	112	1	4,086
Total consumer non-real estate	119,972	157,235	95,563	46,534	20,450	7,982	33,989	481,725
Oil and gas
Grade 1	$71,743	$14,587	$10,006	$3,822	$17,204	$2,878	$248,947	$369,187
Grade 2	37,339	8,812	6,555	3,650	2,675	2,818	39,275	101,124
Grade 3	471	60	68	—	159	50	520	1,328
Grade 4	—	—	—	—	58	408	—	466
Total oil and gas	109,553	23,459	16,629	7,472	20,096	6,154	288,742	472,105
Total loans held for investment	$1,167,242	$1,365,067	$1,256,904	$1,255,679	$730,539	$1,021,604	$1,317,453	$8,114,488

The following tables summarize the Company's gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended June 30, 2025
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$58	$58
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	227	—	1	—	—	—	228
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	3,741	—	—	3,741
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	—	—	1	1	—	3	—	5
Residential real estate all other
Current-period gross charge-offs	—	—	—	—	—	—	7	7
Agriculture
Current-period gross charge-offs	—	1	2	—	4	—	—	7
Commercial non-real estate
Current-period gross charge-offs	5	6	127	94	14	238	42	526
Consumer non-real estate
Current-period gross charge-offs	25	90	247	80	6	41	5	494
Oil and gas
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total current-period gross charge-offs	$30	$324	$377	$176	$3,765	$282	$112	$5,066

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended June 30, 2024
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	—	1	—	—	—	1
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	2	23	—	2	4	36	—	67
Residential real estate all other
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Agriculture
Current-period gross charge-offs	—	—	6	13	—	—	—	19
Commercial non-real estate
Current-period gross charge-offs	6	155	43	8	—	190	378	780
Consumer non-real estate
Current-period gross charge-offs	21	256	150	28	21	30	4	510
Oil and gas
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total current-period gross charge-offs	$29	$434	$199	$52	$25	$256	$382	$1,377

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Six months ended June 30, 2025
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$17	$6	$—	$58	$81
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	227	—	1	—	—	—	228
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	3,744	—	—	3,744
Construction residential real estate < 60 months
Current-period gross charge-offs	—	25	—	—	—	—	—	25
Residential real estate first lien
Current-period gross charge-offs	—	6	3	2	5	40	—	56
Residential real estate all other
Current-period gross charge-offs	—	—	—	—	—	—	13	13
Agriculture
Current-period gross charge-offs	—	10	2	—	5	—	17	34
Commercial non-real estate
Current-period gross charge-offs	24	16	148	127	47	310	55	727
Consumer non-real estate
Current-period gross charge-offs	25	247	471	134	12	47	5	941
Oil and gas
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total current-period gross charge-offs	$49	$531	$624	$281	$3,819	$397	$148	$5,849

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Six months ended June 30, 2024
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$15	$—	$—	$—	$15
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	12	—	1	1	—	—	14
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	3	—	—	—	—	—	3
Residential real estate first lien
Current-period gross charge-offs	3	23	—	3	4	57	—	90
Residential real estate all other
Current-period gross charge-offs	—	—	—	—	—	2	27	29
Agriculture
Current-period gross charge-offs	—	—	37	13	—	—	—	50
Commercial non-real estate
Current-period gross charge-offs	6	1,156	318	140	12	316	1,886	3,834
Consumer non-real estate
Current-period gross charge-offs	21	500	247	79	34	45	15	941
Oil and gas
Current-period gross charge-offs	—	9	83	—	—	—	—	92
Total current-period gross charge-offs	$30	$1,703	$685	$251	$51	$420	$1,928	$5,068

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

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2025
Real estate:
Commercial real estate owner occupied	$6,991	$(58)	$2	$(56)	$313	$7,248
Commercial real estate non-owner occupied	33,753	(228)	—	(228)	1,692	35,217
Construction and development < 60 months	8,613	(3,741)	6	(3,735)	29	4,907
Construction residential real estate < 60 months	2,282	—	3	3	(20)	2,265
Residential real estate first lien	4,666	(5)	9	4	(25)	4,645
Residential real estate all other	1,790	(7)	—	(7)	38	1,821
Agriculture	5,776	(7)	7	—	(645)	5,131
Commercial non-real estate	23,877	(526)	250	(276)	446	24,047
Consumer non-real estate	4,820	(494)	83	(411)	428	4,837
Oil and gas	7,887	—	—	—	(1,017)	6,870
Total	$100,455	$(5,066)	$360	$(4,706)	$1,239	$96,988

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2024
Real estate:
Commercial real estate owner occupied	$7,468	$—	$11	$11	$(109)	$7,370
Commercial real estate non-owner occupied	33,180	(1)	—	(1)	688	33,867
Construction and development < 60 months	6,596	—	—	—	184	6,780
Construction residential real estate < 60 months	3,464	—	—	—	55	3,519
Residential real estate first lien	4,923	(67)	21	(46)	695	5,572
Residential real estate all other	1,652	—	3	3	74	1,729
Agriculture	6,137	(19)	5	(14)	(206)	5,917
Commercial non-real estate	20,482	(780)	280	(500)	1,493	21,475
Consumer non-real estate	4,335	(510)	58	(452)	500	4,383
Oil and gas	9,030	—	—	—	(16)	9,014
Total	$97,267	$(1,377)	$378	$(999)	$3,358	$99,626

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Six Months Ended June 30, 2025
Real estate:
Commercial real estate owner occupied	$6,869	$(81)	$41	$(40)	$419	$7,248
Commercial real estate non-owner occupied	33,097	(228)	—	(228)	2,348	35,217
Construction and development < 60 months	8,671	(3,744)	6	(3,738)	(26)	4,907
Construction residential real estate < 60 months	2,336	(25)	3	(22)	(49)	2,265
Residential real estate first lien	4,568	(56)	12	(44)	121	4,645
Residential real estate all other	1,741	(13)	21	8	72	1,821
Agriculture	5,696	(34)	18	(16)	(549)	5,131
Commercial non-real estate	24,150	(727)	375	(352)	249	24,047
Consumer non-real estate	4,833	(941)	164	(777)	781	4,837
Oil and gas	7,536	—	—	—	(666)	6,870
Total	$99,497	$(5,849)	$640	$(5,209)	$2,700	$96,988

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for /(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Six Months Ended June 30, 2024
Real estate:
Commercial real estate owner occupied	$7,483	$(15)	$31	$16	$(129)	$7,370
Commercial real estate non-owner occupied	33,080	(14)	—	(14)	801	33,867
Construction and development < 60 months	3,950	—	—	—	2,830	6,780
Construction residential real estate < 60 months	3,414	(3)	—	(3)	108	3,519
Residential real estate first lien	4,914	(90)	25	(65)	723	5,572
Residential real estate all other	1,646	(29)	8	(21)	104	1,729
Agriculture	6,137	(50)	17	(33)	(187)	5,917
Commercial non-real estate	22,745	(3,834)	313	(3,521)	2,251	21,475
Consumer non-real estate	4,401	(941)	127	(814)	796	4,383
Oil and gas	9,030	(92)	—	(92)	76	9,014
Total	$96,800	$(5,068)	$521	$(4,547)	$7,373	$99,626

Purchased Credit Deteriorated Loans

The Company has previously purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the six month period ended June 30, 2025 or June 30, 2024.

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the six months ended June 30, 2025 and 2024, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following tables summarize collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of June 30, 2025
Real estate:
Commercial real estate owner occupied	$1,399	$—	$—	$1,399	$283
Commercial real estate non-owner occupied	3,652	—	—	3,652	1,031
Construction and development < 60 months	800	—	—	800	225
Construction residential real estate < 60 months	206	—	—	206	75
Residential real estate first lien	333	—	—	333	99
Residential real estate all other	95	—	—	95	32
Agriculture	79	110	12	201	98
Commercial non-real estate	—	7,762	25	7,787	1,764
Consumer non-real estate	—	—	551	551	278
Oil and gas	—	1,111	—	1,111	110
Total collateral-dependent loans held for investment	$6,564	$8,983	$588	$16,135	$3,995

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2024
Real estate:
Commercial real estate owner occupied	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	7,890	—	—	7,890	879
Construction and development < 60 months	20,142	—	—	20,142	3,755
Construction residential real estate < 60 months	206	—	—	206	75
Residential real estate first lien	300	—	—	300	93
Residential real estate all other	100	—	—	100	34
Agriculture	1,584	110	13	1,707	688
Commercial non-real estate	—	10,087	108	10,195	2,222
Consumer non-real estate	—	—	399	399	242
Oil and gas	—	—	—	—	—
Total collateral-dependent loans held for investment	$30,222	$10,197	$520	$40,939	$7,988

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to OREO and repossessed assets are non-cash transactions, and are not included in the consolidated statements of cash flow.

Transfers from loans and premises and equipment to OREO and repossessed assets during the periods presented are summarized as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Other real estate owned	$18,122	$8,995
Repossessed assets	1,680	1,575
Total	$19,802	$10,570

(5) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
June 30, 2025
Core deposit intangibles	$33,550	$(22,168)	$11,382
Customer relationship intangibles	3,350	(3,322)	28
Total	$36,900	$(25,490)	$11,410
December 31, 2024
Core deposit intangibles	$33,550	$(20,454)	$13,096
Customer relationship intangibles	3,350	(3,288)	62
Total	$36,900	$(23,742)	$13,158

The following is a summary of goodwill by business segment:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Six months ended June 30, 2025
Balance at beginning and end of period	$13,767	$61,420	$68,855	$32,133	$5,464	$624	$182,263

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

(6) SUBORDINATED DEBT

In 2004, BFC Capital Trust II (“BFC II”), issued $26 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Cumulative Trust Preferred Securities”) to other investors. The proceeds from the sale of the Cumulative Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of the Company. Interest payments on the $26.8 million of 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the $26.8 million of 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Cumulative Trust Preferred Securities represent an undivided interest in the $26.8 million of 7.20% Junior Subordinated Debentures and are guaranteed by the Company. During any deferral period or during any event of default, the Company may not declare or pay any dividends on any of its capital stock. The Cumulative Trust Preferred Securities have been callable at par, in whole or in part, since March 31, 2009.

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

(7) STOCK-BASED COMPENSATION

On May 25, 2023, the shareholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan will continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At June 30, 2025 there were 447,175 shares available for future grants. The restricted stock units ("RSU's") vest beginning two years from the date of grant at the rate of 20% per year for five years. The RSU's are settled and distributed as of each vesting date. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Six Months Ended June 30, 2025
Nonvested at December 31, 2024	42,825	$90.35
Granted	10,000	122.47
Vested	(525)	93.66
Nonvested at June 30, 2025	52,300	96.46

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of June 30, 2025, there are 31,459 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2030, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 6,462 and 5,022 shares of common stock distributed from the Deferred Stock Compensation Plan during the six months ended June 30, 2025 and 2024, respectively.

A summary of the accumulated stock units under the Deferred Stock Compensation Plan is as follows:

	June 30, 2025	December 31, 2024
Accumulated stock units	118,710	120,984
Average price	$48.04	$44.70

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

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Six Months Ended June 30, 2025
Outstanding at December 31, 2024	947,921	$58.42
Options exercised	(48,625)	36.78
Options canceled, forfeited, or expired	(5,000)	90.56
Outstanding at June 30, 2025	894,296	59.42	9.45 Yrs.	$57,417
Exercisable at June 30, 2025	378,296	45.03	7.25 Yrs.	$29,730

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Total intrinsic value of options exercised	$2,446	$3,254	$4,180	$5,085
Cash received from options exercised	1,015	1,714	1,788	2,422
Tax benefit realized from options exercised	588	782	1,005	1,222

The Company currently uses newly issued shares for stock-based compensation plans, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the six months ended June 30, 2025 or June 30, 2024.

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income. The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Stock-based compensation expense	$919	$920	$1,709	$1,635
Tax benefit	221	221	411	393
Stock-based compensation expense, net of tax	$698	$699	$1,298	$1,242

The Company amortizes the unearned stock-based compensation expense over the remaining vesting period of approximately five years for unvested stock options and six years for unvested RSU's. The following table shows the unearned stock-based compensation expense for unvested stock options and unvested RSU's:

June 30, 2025
(Dollars in thousands)
Unearned stock-based compensation expense for unvested stock options	$6,247
Unearned stock-based compensation expense for unvested RSU's	4,056

(8) STOCKHOLDERS’ EQUITY

The Company has adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity. In addition, the SRP may be used to purchase treasury stock for the issuance of stock related to stock-based compensation plans, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP is determined by management and approved by the Company’s Executive Committee.

The following table is a summary of the shares under the SRP:

June 30, 2025
Shares remaining to be repurchased	479,784

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of June 30, 2025, BancFirst Corporation, BancFirst, Pegasus and Worthington each met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2025:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,734,570	19.62%	$707,153	8.00%	$928,138	10.50%	N/A	N/A
BancFirst	1,308,924	17.86%	586,412	8.00%	769,666	10.50%	$733,015	10.00%
Pegasus	160,711	16.88%	76,179	8.00%	99,984	10.50%	95,223	10.00%
Worthington	58,917	12.10%	38,946	8.00%	51,116	10.50%	48,682	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,551,928	17.56%	$397,774	4.50%	$618,759	7.00%	N/A	N/A
BancFirst	1,205,694	16.45%	329,857	4.50%	513,111	7.00%	$476,460	6.50%
Pegasus	150,732	15.83%	42,850	4.50%	66,656	7.00%	61,895	6.50%
Worthington	54,365	11.17%	21,907	4.50%	34,078	7.00%	31,644	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,577,928	17.85%	$530,365	6.00%	$751,350	8.50%	N/A	N/A
BancFirst	1,225,694	16.72%	439,809	6.00%	623,063	8.50%	$586,412	8.00%
Pegasus	150,732	15.83%	57,134	6.00%	80,940	8.50%	76,179	8.00%
Worthington	54,365	11.17%	29,209	6.00%	41,380	8.50%	38,946	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,577,928	11.43%	$552,278	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,225,694	10.46%	468,648	4.00%	N/A	N/A	$585,810	5.00%
Pegasus	150,732	10.78%	55,925	4.00%	N/A	N/A	69,907	5.00%
Worthington	54,365	8.75%	24,865	4.00%	N/A	N/A	31,081	5.00%

As of June 30, 2025, BancFirst, Pegasus and Worthington were classified by the Federal Reserve as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities qualify as Tier 1 capital and its Subordinated Notes qualify as Tier 2 capital. BancFirst, Pegasus and Worthington have had no events or conditions that management believes would materially change their category under capital requirements existing as of the report dates.

(9) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)

(Numerator)
Income available to common stockholders	$62,347	$50,641	$118,459	$100,975
(Denominator)
Weighted average shares outstanding for basic earnings per common share	33,255,015	33,001,180	33,243,963	32,974,582
Dilutive effect of stock compensation	540,228	523,881	538,106	545,665
Weighted-average shares outstanding for diluted earnings per common share	33,795,243	33,525,061	33,782,069	33,520,247

Basic earnings per share	$1.87	$1.53	$3.56	$3.06
Diluted earnings per share	$1.85	$1.51	$3.51	$3.01

The following table shows the number of options and RSU's that were excluded from the computation of diluted net income per common share for each period because they were anti-dilutive for the period:

Shares
Three Months Ended June 30, 2025	35,492
Three Months Ended June 30, 2024	260,548
Six Months Ended June 30, 2025	35,421
Six Months Ended June 30, 2024	262,251

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2025
Debt securities available for sale:
U.S. Treasury	$1,071,025	$—	$—	$1,071,025
U.S. federal agencies	—	7,501	—	7,501
Mortgage-backed securities	—	12,570	—	12,570
States and political subdivisions	—	5,629	120	5,749
Other debt securities	—	7,198	—	7,198
Derivative assets	—	16,144	—	16,144
Derivative liabilities	—	14,582	—	14,582

December 31, 2024
Debt securities available for sale:
U.S. Treasury	$1,176,009	$—	$—	$1,176,009
U.S. federal agencies	—	8,232	—	8,232
Mortgage-backed securities	—	13,044	—	13,044
States and political subdivisions	—	6,286	150	6,436
Other debt securities	—	7,196	—	7,196
Derivative assets	—	10,479	—	10,479
Derivative liabilities	—	9,105	—	9,105

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at the beginning of the year	$150	$180
Settlements	(30)	(30)
Balance at the end of the period	$120	$150

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2025, and the year ended December 31, 2024, the Company did not transfer any debt securities.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended June 30, 2025
Equity securities	$7,851
Collateral dependent loans	1,896
Repossessed assets	788
Other real estate owned	23,526
As of and for the Year-to-date Period Ended December 31, 2024
Equity securities	$13,014
Collateral dependent loans	7,337
Repossessed assets	614
Other real estate owned	32,868

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$3,997,350	$3,997,350	$3,553,772	$3,553,772
Federal funds sold	—	—	$715	715
Debt securities held for investment	1	1	2	2
Loans held for sale	10,009	10,009	8,073	8,073
Level 3 inputs:
Debt securities held for investment	560	560	835	835
Loans, net of allowance for credit losses	8,017,500	8,845,583	7,925,613	8,643,418
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	12,056,192	11,347,850	11,718,546	10,966,958
Short-term borrowings	5,860	5,860	—	—
Subordinated debt	86,185	80,644	86,157	77,998
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,148		4,313
Letters of credit		667		769

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. In addition, the Company has no non-financial liabilities measured at fair value on a nonrecurring basis. Non-financial assets measured at fair value on a nonrecurring basis include intangible assets. The intangible assets are evaluated at least annually for impairment. The overall levels of non-financial assets measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2025 or December 31, 2024.

(11) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. At June 30, 2025 and December 31, 2024, the Company had a margin asset included in other assets in the amount of $3.6 million and $463,000, respectively.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		June 30, 2025		December 31, 2024
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	2,504	$13,258	2,404	$7,507
Derivative liabilities	Barrels	(2,504)	(12,644)	(2,404)	(6,860)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	36,520	2,886	25,561	2,972
Derivative liabilities	MMBTUs/Gallons	(36,520)	(1,938)	(25,561)	(2,245)

Total Fair Value	Included in
Derivative assets	Other assets		16,144		10,479
Derivative liabilities	Other liabilities		(14,582)		(9,105)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Derivative income	$75	$94	$296	$197

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

The following table is a summary of the Company's net credit exposure relating to oil and gas swaps and options with bank counterparties:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Credit exposure	$13,377	$8,074

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

The six principal business units are BancFirst metropolitan banks, BancFirst community banks, Pegasus, Worthington, other financial services and executive, operations, support and eliminations. BancFirst metropolitan banks, BancFirst community banks, Pegasus and Worthington offer traditional banking products such as commercial and retail lending and a full line of deposit accounts. BancFirst metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. BancFirst community banks consist of banking locations in communities in Oklahoma outside the Oklahoma City and Tulsa metropolitan areas. Pegasus consists of banking locations in the Dallas metropolitan area. Worthington consists of banking locations in the Arlington, Fort Worth and Denton Texas. Other financial services are specialty product business units including guaranteed small business lending, residential mortgage lending, trust services, securities brokerage, electronic banking and insurance. The executive, operations, support and eliminations group represents executive management, operational support, corporate functions that are not allocated to the other business units and elimination adjustments to consolidate the business units.

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations, Support and Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2025
Interest income	$49,285	$109,469	$20,394	$9,063	$2,638	$(2,422)	$188,427
Interest expense	19,938	40,099	7,701	2,994	979	(4,540)	67,171
Total provision for/(benefit from) credit losses	484	270	111	211	(7)	318	1,387
Noninterest income	6,296	18,681	617	236	14,171	8,047	48,048
Depreciation and amortization	386	2,627	147	161	126	2,106	5,553
Other noninterest expense	11,939	35,812	5,583	3,751	9,344	16,217	82,646
Income before taxes	$22,834	$49,342	$7,469	$2,182	$6,367	$(8,476)	$79,718
Three Months Ended June 30, 2024
Interest income	$52,828	$102,615	$19,533	$7,832	$2,368	$(6,711)	$178,465
Interest expense	23,689	40,905	8,170	3,370	1,265	(8,830)	68,569
Total provision for credit losses	1,949	1,169	130	67	25	18	3,358
Noninterest income	5,562	16,886	339	250	13,513	7,394	43,944
Depreciation and amortization	536	2,457	151	159	125	1,963	5,391
Other noninterest expense	11,007	32,703	5,309	3,742	10,327	16,837	79,925
Income before taxes	$21,209	$42,267	$6,112	$744	$4,139	$(9,305)	$65,166

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations, Support and Eliminations	Consolidated
	(Dollars in thousands)
Six Months Ended June 30, 2025
Interest income	$98,671	$215,081	$40,103	$17,656	$5,014	$(5,622)	$370,903
Interest expense	40,467	79,564	14,886	6,191	1,958	(9,368)	133,698
Total provision for credit losses	433	1,457	216	343	11	513	2,973
Noninterest income	12,523	36,427	1,176	465	30,833	15,518	96,942
Depreciation and amortization	866	5,280	295	329	269	4,208	11,247
Other noninterest expense	23,501	70,538	11,225	7,513	23,961	32,393	169,131
Income before taxes	$45,927	$94,669	$14,657	$3,745	$9,648	$(17,850)	$150,796
Capital expenditures	$2,511	$6,815	$387	$87	$887	$14,367	$25,054
June 30, 2025
Loans held for investment	$2,466,154	$4,114,132	$887,498	$479,897	$95,326	$71,481	$8,114,488
Total assets	$3,443,579	$8,091,096	$1,487,269	$619,458	$174,366	$230,012	$14,045,780
Total deposits	$2,961,647	$7,454,342	$1,265,357	$530,347	$—	$(155,501)	$12,056,192
Six Months Ended June 30, 2024
Interest income	$103,804	$201,493	$38,397	$15,342	$4,672	$(13,600)	$350,108
Interest expense	46,472	79,772	16,167	6,491	2,550	(17,344)	134,108
Total provision for credit losses	1,705	2,492	2,860	189	68	59	7,373
Noninterest income	10,731	32,804	659	471	28,676	15,503	88,844
Depreciation and amortization	1,083	4,921	332	320	245	3,932	10,833
Other noninterest expense	21,735	66,053	10,440	7,400	20,011	31,623	157,262
Income before taxes	$43,540	$81,059	$9,257	$1,413	$10,474	$(16,367)	$129,376
Capital expenditures	$2,501	$5,024	$43	$4,658	$13	$4,034	$16,273
June 30, 2024
Loans held for investment	$2,564,689	$4,021,062	$829,826	$446,972	$97,044	$87,855	$8,047,448
Total assets	$3,365,250	$7,489,606	$1,360,612	$622,902	$121,308	$(222,360)	$12,737,318
Total deposits	$2,560,657	$6,874,717	$1,158,662	$522,487	$—	$(100,921)	$11,015,602

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2025 and December 31, 2024 and results of operations for the three and six months ended June 30, 2025 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2024, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2024 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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
•
The increased time, effort and staffing needs related to ongoing and/or changed regulations from regulatory bodies could negatively impact noninterest expense.
•
Local, regional, national and international economic conditions, including the effect of a government shutdown, and the impact they may have on the Company and its customers.
•
Inflation, including wage inflation, energy prices, securities markets and monetary fluctuations.
•
Changes in oil and gas commodity prices and the potential impact to the related loan portfolio as well as the overall impact to the Oklahoma economic environment.
•
Changes in interest rates.
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
•
Impairment of the Company’s goodwill or other intangible assets.
•
Technological changes, fintech competition and disruption to the traditional banking systems, including emerging regulation around stablecoins, blockchain technology in payment networks and market acceptance of digital assets.
•
Cyber threats.
•
The Company’s success at managing the risks involved in the foregoing items.

Actual results may differ materially from forward-looking statements.

SUMMARY

The Company’s net income for the second quarter of 2025 was $62.3 million, compared to $50.6 million for the second quarter of 2024. Diluted net income per common share was $1.85 and $1.51 for the second quarter of 2025 and 2024, respectively.

The Company’s net interest income for the second quarter of 2025 increased to $121.3 million from $109.9 million for the second quarter of 2024. Higher loan volume along with general growth in earning assets were the primary drivers of the change in net interest income. Net interest margin was virtually unchanged at 3.75% for the second quarter of 2025 and 3.76% for the second quarter of 2024. The Company recorded a provision for credit losses on loans of $1.2 million in the second quarter of 2025 compared to $3.4 million for the second quarter of 2024.

Noninterest income for the second quarter of 2025 totaled $48.0 million compared to $43.9 million for the second quarter of 2024. Trust revenue, treasury income, sweep fees, insurance commissions and other noninterest income each increased when compared to second quarter last year. The increase in other noninterest income was driven by changes in cash surrender value of life insurance as well as gains on disposal of other assets. The increases were partially offset by losses on equity securities in the second quarter of 2025.

Noninterest expense grew to $88.2 million for the second quarter of 2025 compared to $85.3 million in the same quarter in 2024. The increase in noninterest expense was primarily related to growth in salaries and employee benefits of $3.2 million.

At June 30, 2025, the Company’s total assets were $14.0 billion, an increase of $491.5 million from December 31, 2024. Loans grew $91.3 million from December 31, 2024, totaling $8.1 billion at June 30, 2025. Deposits totaled $12.1 billion, an increase of $337.6 million from year-end 2024. Sweep accounts totaled $5.3 billion at June 30, 2025, up $66.8 million from December 31, 2024. The Company’s total stockholders’ equity was $1.7 billion, an increase of $106.9 million over December 31, 2024.

Nonaccrual loans totaled $49.9 million, representing 0.61% of total loans at June 30, 2025, down slightly from 0.72% at year-end 2024. The allowance for credit losses to total loans was 1.19% at June 30, 2025, down from 1.24% at December 31, 2024. Net charge-offs were $4.7 million for the second quarter of 2025, including $3.7 million relating to one real estate loan that was taken into other real estate owned, compared to $999,000 for the second quarter of 2024.

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

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following tables present certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $5.1 million for the three months ended June 30, 2025 compared to $5.5 million for the three months ended June 30, 2024. Loan fees included in interest income were $10.1 million for the six months ended June 30, 2025 compared to $10.9 million for the six months ended June 30, 2024.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended June 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$8,064,423	$139,532	6.94%	$7,912,469	$137,846	6.99%
Securities – taxable	1,139,354	6,887	2.42	1,488,850	8,932	2.41
Securities – tax exempt	2,120	22	4.16	2,408	23	3.79
Federal funds sold and interest-bearing deposits with banks	3,784,951	42,186	4.47	2,322,951	31,805	5.49
Total earning assets	12,990,848	188,627	5.82	11,726,678	178,606	6.11
Nonearning assets:
Cash and due from banks	210,323			203,664
Interest receivable and other assets	869,769			808,283
Allowance for credit losses	(97,898)			(97,935)
Total nonearning assets	982,194			914,012
Total assets	$13,973,042			$12,640,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$5,322,205	$40,562	3.06%	$4,920,793	$45,296	3.69%
Savings deposits	1,185,678	9,375	3.17	1,076,338	9,222	3.44
Time deposits	1,565,251	16,152	4.14	1,134,460	12,961	4.58
Short-term borrowings	4,747	51	4.33	4,593	59	5.14
Subordinated debt	86,176	1,031	4.80	86,120	1,031	4.80
Total interest-bearing liabilities	8,164,057	67,171	3.30	7,222,304	68,569	3.81
Interest-free funds:
Noninterest-bearing deposits	3,942,867			3,819,196
Interest payable and other liabilities	169,867			119,175
Stockholders’ equity	1,696,251			1,480,015
Total interest free funds	5,808,985			5,418,386
Total liabilities and stockholders’ equity	$13,973,042			$12,640,690
Net interest income		$121,456			$110,037
Net interest spread			2.52%			2.30%
Effect of interest free funds			1.23%			1.46%
Net interest margin			3.75%			3.76%

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Six Months Ended June 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$8,057,657	$276,710	6.93%	$7,821,611	$270,095	6.93%
Debt securities – taxable	1,167,175	13,893	2.40	1,523,328	18,113	2.38
Debt securities – tax exempt	2,156	44	4.15	2,525	48	3.77
Federal funds sold and interest-bearing deposits with banks	3,639,517	80,654	4.47	2,267,869	62,121	5.49
Total earning assets	12,866,505	371,301	5.82	11,615,333	350,377	6.05
Nonearning assets:
Cash and due from banks	212,578			202,982
Interest receivable and other assets	849,224			806,429
Allowance for credit losses	(98,795)			(97,498)
Total nonearning assets	963,007			911,913
Total assets	$13,829,512			$12,527,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$5,312,449	$81,283	3.09%	$4,867,783	$89,513	3.69%
Savings deposits	1,162,057	18,274	3.17	1,066,532	18,225	3.43
Time deposits	1,530,263	32,022	4.22	1,080,750	24,154	4.48
Short-term borrowings	2,706	58	4.34	6,306	155	4.92
Subordinated debt	86,169	2,061	4.82	86,113	2,061	4.80
Total interest-bearing liabilities	8,093,644	133,698	3.33	7,107,484	134,108	3.78
Interest-free funds:
Noninterest-bearing deposits	3,916,486			3,831,283
Interest payable and other liabilities	149,775			125,536
Stockholders’ equity	1,669,607			1,462,943
Total interest free funds	5,735,868			5,419,762
Total liabilities and stockholders’ equity	$13,829,512			$12,527,246
Net interest income		$237,603			$216,269
Net interest spread			2.49%			2.27%
Effect of interest free funds			1.23%			1.46%
Net interest margin			3.72%			3.73%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income Statement Data
Net interest income	$121,256	$109,896	$237,205	$216,000
Provision for credit losses on loans	1,239	3,358	2,700	7,373
Securities transactions	(740)	317	(1,073)	50
Total noninterest income	48,048	43,944	96,942	88,844
Salaries and employee benefits	55,147	51,928	109,740	103,456
Total noninterest expense	88,199	85,316	180,378	168,095
Net income	62,347	50,641	118,459	100,975
Per Common Share Data
Net income – basic	$1.87	$1.53	$3.56	$3.06
Net income – diluted	1.85	1.51	3.51	3.01
Cash dividends	0.46	0.43	0.92	0.86
Performance Data
Return on average assets	1.79%	1.61%	1.73%	1.62%
Return on average stockholders’ equity	14.74	13.72	14.31	13.84
Cash dividend payout ratio	24.60	28.10	25.84	28.10
Net interest spread	2.52	2.30	2.49	2.27
Net interest margin	3.75	3.76	3.72	3.73
Efficiency ratio	52.10	55.46	53.98	55.14
Net charge-offs to average loans	0.05	0.01	0.06	0.06

Net Interest Income

For the three months ended June 30, 2025, net interest income, which is the Company’s principal source of operating revenue, increased $11.4 million or 10.3% compared to the three months ended June 30, 2024. Higher loan volume along with general growth in earning assets were the primary drivers of the change in net interest income. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period.

Net interest income for the six months ended June 30, 2025 increased $21.2 million or 9.8% compared to the six months ended June 30, 2024. Higher loan volume along with general growth in earning assets were the primary driver, to the increase.

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

Net loan charge-offs were $4.7 million for the second quarter of 2025 compared to net loan charge-offs of $999,000 for the second quarter of 2024. The rate of net charge-offs to average total loans continues to be at a low level.

Net loan charge-offs were $5.2 million for the six months ended June 30, 2025, compared to $4.5 million for the same period of the prior year.

Noninterest Income

Noninterest income increased by $4.1 million for the second quarter of 2025 compared to the second quarter of 2024. Trust revenue, treasury income, sweep fees, insurance commissions, and other noninterest income each increased when compared to second quarter last year. The increase in other noninterest income was driven by changes in cash surrender value of life insurance as well as gains on disposal of other assets. The increases were partially offset by losses on equity securities in the second quarter of 2025.

Noninterest income included non-sufficient funds ("NSF") and overdraft fees totaling $7.6 million and $7.3 million for the three months ended June 30, 2025 and 2024, respectively. This represents 15.8% and 16.6% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $6.9 million and $6.8 million during the three months ended June 30, 2025 and 2024, respectively. This represents 14.3% and 15.4% of the Company’s noninterest income for the respective periods.

Noninterest income increased by $8.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Trust revenue, treasury income, sweep fees, insurance commissions, and other noninterest income each increased when compared to the same period last year. The increase in other noninterest income was driven by changes in cash surrender value of life insurance as well as gains on disposal of other assets. The increases were partially offset by losses on equity securities in 2025.

Noninterest income included NSF and overdraft fees totaling $15.0 million and $14.4 million during the six months ended June 30, 2025 and 2024, respectively. This represents 15.5% and 16.2% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $13.4 million and $13.3 million during the six months ended June 30, 2025 and 2024, respectively. This represents 13.8% and 15.0% of the Company’s noninterest income for the respective periods.

Noninterest Expense

Noninterest expense increased by $2.9 million for second quarter of 2025 compared to the second quarter of 2024. The increase in noninterest expenses was primarily related to growth in salaries and employee benefits of $3.2 million.

For the six months ended June 30, 2025, noninterest expense increased by $12.3 million compared to the six months ended June 30, 2024. Higher noninterest expenses in 2025 were primarily related to growth in salaries and employee benefits of $6.3 million, an increase in occupancy expense of $1.4 million and an increase in the net expense from other real estate owned of $1.7 million. In addition, the Company recorded an expense related to the disposition of certain equity investments no longer permissible under the Volcker Rule, which prohibits banks with more than $10 billion in assets from holding certain private equity investments.

Income Taxes

The Company’s effective tax rate was 21.8% for the second quarter of 2025, compared to 22.3% for the second quarter of 2024.

The Company’s effective tax rate was 21.4% for the six months ended June 30, 2025, compared to 22.0% for the six months ended June 30, 2024.

The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Balance Sheet Data
Total assets	$14,045,780	$13,554,314
Interest-bearing deposits with banks	3,737,763	3,315,932
Debt securities	1,104,604	1,211,754
Total loans (net of unearned interest)	8,124,497	8,033,183
Allowance for credit losses	96,988	99,497
Noninterest-bearing demand deposits	3,967,626	3,907,060
Money market and interest-bearing checking deposits	5,301,439	5,231,327
Savings deposits	1,205,602	1,110,020
Time deposits	1,581,525	1,470,139
Total deposits	12,056,192	11,718,546
Stockholders' equity	1,728,038	1,621,187
Book value per share	51.94	48.81
Tangible book value per share (non-GAAP)(1)	46.12	42.92
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,728,038	$1,621,187
Less goodwill	182,263	182,263
Less intangible assets, net	11,410	13,158
Tangible stockholders' equity (non-GAAP)	$1,534,365	$1,425,766
Common shares outstanding	33,272,131	33,216,519
Tangible book value per share (non-GAAP)	$46.12	$42.92
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	67.59%	71.50%
Average earning assets to total assets (year-to-date)	93.04	92.91
Average stockholders’ equity to average assets (year-to-date)	12.07	11.78
Asset Quality Data
Loans past due 90 days and still accruing	$7,515	$7,739
Nonaccrual loans (3)	49,878	57,984
Other real estate owned and repossessed assets	53,022	33,665
Asset Quality Ratios:
Nonaccrual loans to total loans	0.61%	0.72%
Allowance for credit losses to total loans	1.19	1.24
Allowance for credit losses to nonaccrual loans	194.45	171.59
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

(3) Government agencies guaranteed approximately $9.5 million of nonaccrual loans at June 30, 2025.

Cash and Due from Banks, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks increased by $442.9 million or 12.5%, to $4.0 billion from December 31, 2024 to June 30, 2025. The increase was related to an increase of interest-bearing deposits in addition to maturing securities.

Securities

At June 30, 2025, total debt securities decreased $107.2 million, or 8.8% compared to December 31, 2024. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $23.0 million at June 30, 2025, compared to a net unrealized loss of $43.1 million at December 31, 2024. These unrealized losses of $17.6 million at June 30, 2025 and $32.9 million at December 31, 2024 are included in the Company’s stockholders’ equity as accumulated other comprehensive loss, net of income tax. During the six months ended June 30, 2025, the Company purchased $233,000 of debt securities compared to $270,000 during the six months ended June 30, 2024. The Company did not sell any debt securities during the six months ended June 30, 2025 or 2024. The Company did not recognize a gain or loss on debt securities during the six months ended June 30, 2025 or 2024. The Company had maturities and paydowns of debt securities totaling $127.7 million during the six months ended June 30, 2025 and $117.0 million during the six months ended June 30, 2024.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s securities.

Loans

At June 30, 2025, total loans increased $91.3 million or 1.1% compared to December 31, 2024 as a result of internal loan growth. Of the total increase in loans, commercial real estate made up the largest increase with $101.5 million. The internal loan growth was primarily from the Company's Oklahoma subsidiary BancFirst.

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

Nonaccrual Loans

Nonaccrual loans totaled $49.9 million at June 30, 2025 compared to $58.0 million at December 31, 2024. The Company’s nonaccrual commercial non-real estate loans made up 14% and nonaccrual commercial real estate made up 59% of nonaccrual loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.3 million for the six months ended June 30, 2025 and $1.8 million for the six months ended June 30, 2024. Only a small amount of this interest is expected to be ultimately collected. Approximately $9.5 million of nonaccrual loans were guaranteed by government agencies at June 30, 2025.

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

Modified Loans

The current and future financial effects of the recorded balance of loans considered to be modified during the period were not material. The recorded balance of loans modified during the six months ended June 30, 2025 was approximately $3.6 million compared to $14.8 million during the year ended December 31, 2024.

Other Real Estate Owned and Repossessed Assets

OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals of the properties, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense. During the six months ended June 30, 2025 the Company foreclosed on a construction and development real estate loan and recorded $15.6 million in other real estate owned ("OREO"), which was the primary reason for the increase in OREO. The Company's write-downs of OREO totaled $20,000 for the six months ended June 30, 2025 compared to $50,000 for the six months ended June 30, 2024.

OREO also included a larger commercial real estate property recorded at $30.7 million at June 30, 2025 and $28.1 million at December 31, 2024. During the six months ended June 30, 2025, the Company made $2.6 million of tenant improvements to this property, which contributed to the increase of total OREO. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Rental income	$3,202	$3,085	$6,323	$6,026
Operating expense	2,673	2,673	5,297	4,923

The Company's total rental income and operating expenses from OREO are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Rental income	$3,202	$3,083	$6,323	$6,085
Operating expense	2,837	2,802	5,500	5,131

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $193.7 million and $195.4 million at June 30, 2025 and December 31, 2024, respectively.

Other assets included the cash surrender value of key-man life insurance policies totaling $84.7 million at June 30, 2025 and $84.4 million at December 31, 2024.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $16.1 million at June 30, 2025 and $10.5 million at December 31, 2024. They require a daily margin to be posted, which fluctuates with oil and gas prices and customer activity. The Company had a margin asset included in other assets in the amount of $3.6 million at June 30, 2025 and $463,000 at December 31, 2024. See Note (11) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the Company’s consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $8.2 million at June 30, 2025 and $13.4 million at December 31, 2024. The decrease in equity securities in 2025 was primarily due to the disposition of certain equity investments no longer permissible under the Volcker rule which prohibits banks with more than $10 billion in assets from holding certain private equity investments. The Company reviews its portfolio of equity securities for impairment at least quarterly.

Low-Income Housing, New Market Tax Credit Investments and Historic Tax Credit Investments

During 2025, the Company’s low-income housing tax credit ("LIHTC") investments increased $33.9 million totaling $92.5 million at June 30, 2025, New Markets Tax Credits ("NMTC") investments increased $3.9 million totaling $11.4 million at June 30, 2025 and the Historic Tax Credit Investments remained at $6.3 million at June 30, 2025, all of which are included in other assets on the Company’s consolidated balance sheet. Unfunded commitments related to these investments increased $27.4 million totaling $67.0 million at June 30, 2025, all of which are included in other liabilities on the Company’s consolidated balance sheet.

See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. The Company is highly liquid with percent of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets of 28.5% at June 30, 2025, compared to 26.2% at December 31, 2024.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Deposits

At June 30, 2025, deposits totaled $12.1 billion, an increase of $337.6 million from December 31, 2024. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 95.5% at both June 30, 2025 and December 31, 2024. Noninterest-bearing deposits to total deposits were 32.9% at June 30, 2025 compared to 33.3% at December 31, 2024.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $4.0 billion at both June 30, 2025 and December 31, 2024, as calculated per regulatory guidance. This was approximately 32.8% of deposits at June 30, 2025 and 33.7% at December 31, 2024. The Company has existing and contingent sources of liquidity equivalent to approximately 150% of it uninsured deposits.

Off-balance-sheet sweep accounts totaled $5.3 billion at June 30, 2025 compared to $5.2 billion at December 31, 2024. The movement of customers' funds into the Company's off-balance-sheet sweep accounts affected the balances of both cash and deposits.

Subordinated Debt

See Note (6) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Lines of Credit

The Company has several lines of credit available. At June 30, 2025, BancFirst had $906.6 million available on its line of credit from the FHLB of Topeka, Kansas. At June 30, 2025, BancFirst had no advances outstanding under this line of credit. Pegasus had a Federal Reserve discount window capacity of $119.0 million. At June 30, 2025, Pegasus had no advances outstanding under this line of credit. Worthington had $10.5 million in lines of credit with other financial institutions that serve as overnight federal funds facilities, a Federal Reserve discount window capacity of $30.2 million and a $87.7 million line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term rate loans. Worthington had no advances outstanding at June 30, 2025 under any of these lines of credit.

Capital Resources

Stockholders’ equity totaled $1.7 billion at June 30, 2025, an increase of $106.9 million from December 31, 2024. In addition to net income of $118.5 million, other changes in stockholders’ equity during the six months ended June 30, 2025 included $2.0 million related to common stock issuances for stock-based compensation plans, $1.7 million related to stock-based compensation and $15.3 million in accumulated other comprehensive income that were partially offset by $30.6 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at June 30, 2025 were well in excess of the regulatory requirements.

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

Item 1A. Risk Factors.

As of June 30, 2025, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

BANCFIRST CORPORATION
(Registrant)

Date: August 5, 2025	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	/s/ Hannah Andrus
Hannah Andrus
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)