Form 10-Q
period 2025-09-30
BANCFIRST CORP /OK/
filed 2025-11-07
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 33,334,172 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2025	2024
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$204,902	$237,840
Interest-bearing deposits with banks	3,849,736	3,315,932
Federal funds sold	—	715
Debt securities held for investment (fair value: $561 and $837, respectively)	561	837
Debt securities available for sale at fair value	1,015,380	1,210,917
Loans held for sale	8,920	8,073
Loans held for investment (net of unearned interest)	8,278,247	8,025,110
Allowance for credit losses	(99,511)	(99,497)
Loans, net of allowance for credit losses	8,178,736	7,925,613
Premises and equipment, net	313,769	295,943
Other real estate owned	52,575	33,051
Intangible assets, net	10,548	13,158
Goodwill	182,263	182,263
Accrued interest receivable and other assets	380,750	329,972
Total assets	$14,198,140	$13,554,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,816,389	$3,907,060
Interest-bearing	8,301,998	7,811,486
Total deposits	12,118,387	11,718,546
Short-term borrowings	11,675	—
Accrued interest payable and other liabilities	199,077	128,424
Subordinated debt	86,200	86,157
Total liabilities	12,415,339	11,933,127

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 33,329,247 and 33,216,519, respectively	33,329	33,217
Capital surplus	194,316	187,062
Retained earnings	1,567,954	1,433,768
Accumulated other comprehensive loss, net of tax benefit of $3,964 and $10,191, respectively	(12,798)	(32,860)
Total stockholders' equity	1,782,801	1,621,187
Total liabilities and stockholders' equity	$14,198,140	$13,554,314

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans, including fees	$143,506	$144,024	$419,827	$413,860
Securities:
Taxable	6,515	8,341	20,408	26,454
Tax-exempt	9	18	44	56
Federal funds sold	—	1	1	25
Interest-bearing deposits with banks	44,363	35,266	125,016	97,363
Total interest income	194,393	187,650	565,296	537,758
INTEREST EXPENSE
Deposits	67,648	71,615	199,227	203,507
Short-term borrowings	100	48	158	203
Subordinated debt	1,030	1,030	3,091	3,091
Total interest expense	68,778	72,693	202,476	206,801
Net interest income	125,615	114,957	362,820	330,957
Provision for credit losses on loans	4,222	3,031	6,922	10,404
Provision for off-balance-sheet credit exposures	216	—	489	—
Total provision for credit losses	4,438	3,031	7,411	10,404
Net interest income after provision for credit losses	121,177	111,926	355,409	320,553
NONINTEREST INCOME
Trust revenue	5,850	5,672	17,184	16,250
Service charges on deposits	18,131	17,723	52,676	51,431
Securities transactions	492	(308)	(581)	(258)
Sales of loans	916	721	2,382	1,945
Insurance commissions	8,954	9,391	27,284	25,514
Cash management	10,338	9,189	30,962	26,989
Gain/(loss) on sale of other assets	57	(63)	1,055	(67)
Other	5,128	6,387	15,846	15,752
Total noninterest income	49,866	48,712	146,808	137,556
NONINTEREST EXPENSE
Salaries and employee benefits	57,681	54,215	167,421	157,671
Occupancy, net	6,434	5,776	18,224	16,215
Depreciation	4,725	4,482	14,224	13,542
Amortization of intangible assets	862	886	2,610	2,659
Data processing services	2,901	2,720	8,778	8,032
Net expense from other real estate owned	2,778	2,751	8,377	6,609
Marketing and business promotion	2,126	2,168	6,912	6,670
Deposit insurance	1,736	1,645	5,136	4,697
Other	12,829	12,091	40,768	38,734
Total noninterest expense	92,072	86,734	272,450	254,829
Income before taxes	78,971	73,904	229,767	203,280
Income tax expense	16,317	15,001	48,654	43,402
Net income	$62,654	$58,903	$181,113	$159,878
NET INCOME PER COMMON SHARE
Basic	$1.88	$1.78	$5.44	$4.84
Diluted	$1.85	$1.75	$5.36	$4.76
OTHER COMPREHENSIVE GAIN
Unrealized income on debt securities, net of tax expense of $1,478, $7,387, $6,227 and $7,922, respectively	4,765	23,844	20,062	25,645
Other comprehensive income, net of tax expense of $1,478, $7,387, $6,227 and $7,922, respectively	4,765	23,844	20,062	25,645
Comprehensive income	$67,419	$82,747	$201,175	$185,523

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
COMMON STOCK
Issued at beginning of period	$33,272	$33,022	$33,217	$32,933
Shares issued for stock-based compensation plans	57	101	112	190
Issued at end of period	$33,329	$33,123	$33,329	$33,123
CAPITAL SURPLUS
Balance at beginning of period	$190,698	$178,806	$187,062	$174,695
Common stock issued for stock-based compensation plans	2,561	3,526	4,488	6,002
Stock-based compensation arrangements	1,057	945	2,766	2,580
Balance at end of period	$194,316	$183,277	$194,316	$183,277
RETAINED EARNINGS
Balance at beginning of period	$1,521,631	$1,348,905	$1,433,768	$1,276,305
Net income	62,654	58,903	181,113	159,878
Dividends on common stock ($0.49, $0.46, $1.41 and $1.32 per share, respectively)	(16,331)	(15,236)	(46,927)	(43,611)
Balance at end of period	$1,567,954	$1,392,572	$1,567,954	$1,392,572
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(17,563)	$(48,241)	$(32,860)	$(50,042)
Net change	4,765	23,844	20,062	25,645
Balance at end of period	$(12,798)	$(24,397)	$(12,798)	$(24,397)
Total stockholders’ equity	$1,782,801	$1,584,575	$1,782,801	$1,584,575

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$181,113	$159,878
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	7,411	10,404
Depreciation and amortization	16,834	16,201
Net amortization of securities premiums and discounts	(428)	(850)
Realized securities losses	581	258
Gain on sales of loans	(2,382)	(1,945)
Cash receipts from the sale of loans originated for sale	138,729	152,279
Cash disbursements for loans originated for sale	(138,110)	(115,407)
Deferred income tax benefit	(1,368)	(2,812)
Gain on sale of other assets	(1,015)	(1,259)
Increase in interest receivable	(1,426)	(3,219)
(Decrease)/increase in interest payable	(497)	6,491
Amortization of stock-based compensation arrangements	2,766	2,580
Excess tax benefit from stock-based compensation arrangements	(2,026)	(2,188)
Other, net	30,314	23,657
Net cash provided by operating activities	230,496	244,068
INVESTING ACTIVITIES
Net decrease in federal funds sold	715	1,316
Purchases of available for sale debt securities	(508)	(522)
Proceeds from maturities, calls and paydowns of held for investment debt securities	91	353
Proceeds from maturities, calls and paydowns of available for sale debt securities	222,947	212,768
Purchase of equity securities	(256)	(409)
Proceeds from paydowns and sales of equity securities	351	353
Net change in loans	(280,355)	(580,760)
Net payments on derivative asset contracts	436	(4,295)
Purchases of premises, equipment and computer software	(36,763)	(21,508)
Purchase of tax credits	(17,478)	(5,874)
Other, net	10,949	10,156
Net cash used in investing activities	(99,871)	(388,422)
FINANCING ACTIVITIES
Net change in deposits	399,841	774,230
Net change in short-term borrowings	11,675	1,078
Issuance of common stock in connection with stock-based compensation plans, net	4,600	6,192
Cash dividends paid	(45,875)	(42,536)
Net cash provided by financing activities	370,241	738,964
Net increase in cash, due from banks and interest-bearing deposits	500,866	594,610
Cash, due from banks and interest-bearing deposits at the beginning of the period	3,553,772	2,397,463
Cash, due from banks and interest-bearing deposits at the end of the period	$4,054,638	$2,992,073
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$202,973	$200,309
Cash paid during the period for income taxes	$28,731	$36,356
Noncash investing and financing activities:
Unpaid common stock dividends declared	$16,331	$15,236

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BFC-PNC, LLC, BancFirst Insurance Services, Inc., Pegasus Bank ("Pegasus"), Worthington Bank ("Worthington") and BancFirst and its subsidiary ("BancFirst"). The principal operating subsidiary of BancFirst is BFTower, LLC. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

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

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On May 20, 2025, the Company entered into an agreement to acquire American Bank of Oklahoma ("ABOK"), a privately held community bank headquartered in Collinsville, Oklahoma. ABOK has approximately $385 million in total assets, $280 million in loans, and $320 million in deposits. The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions. ABOK will operate under its present name until it is merged into BancFirst, which is expected to be in the first quarter of 2026.

(3) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025	(Dollars in thousands)
Mortgage backed securities (1)	$1	$—	$—	$1
States and political subdivisions	60	—	—	60
Other securities	500	—	—	500
Total	$561	$—	$—	$561
December 31, 2024
Mortgage backed securities (1)	$2	$—	$—	$2
States and political subdivisions	335	—	—	335
Other securities	500	—	—	500
Total	$837	$—	$—	$837

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025	(Dollars in thousands)
U.S. treasuries	$998,769	$837	$(15,489)	$984,117
U.S. federal agencies	6,767	45	(7)	6,805
Mortgage backed securities (1)	13,363	17	(1,212)	12,168
States and political subdivisions	5,243	4	(114)	5,133
Other securities	8,000	—	(843)	7,157
Total	$1,032,142	$903	$(17,665)	$1,015,380
December 31, 2024
U.S. treasuries	$1,216,258	$—	$(40,249)	$1,176,009
U.S. federal agencies	8,170	68	(6)	8,232
Mortgage backed securities (1)	14,807	9	(1,772)	13,044
States and political subdivisions	6,570	6	(140)	6,436
Other securities	8,163	—	(967)	7,196
Total	$1,253,968	$83	$(43,134)	$1,210,917

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

	September 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$560	$560	$776	$776
After one year but within five years	1	1	61	61
After five years but within ten years	—	—	—	—
After ten years	—	—	—	—
Total	$561	$561	$837	$837
Available for Sale
Contractual maturity of debt securities:
Within one year	$359,472	$356,281	$335,108	$330,076
After one year but within five years	644,883	633,427	888,721	853,508
After five years but within ten years	12,880	12,006	13,369	12,354
After ten years	14,907	13,666	16,770	14,979
Total debt securities	$1,032,142	$1,015,380	$1,253,968	$1,210,917

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Book value of pledged securities	$705,605	$918,523

There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the Nine months ended September 30, 2025 or September 30, 2024.

Realized gains or losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at September 30, 2025 and December 31, 2024 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
September 30, 2025
Available for Sale
U.S. treasuries	36	$—	$—	$892,559	$15,489	$892,559	$15,489
U.S. federal agencies	6	724	5	409	2	1,133	7
Mortgage backed securities	51	11	—	10,917	1,212	10,928	1,212
States and political subdivisions	3	500	—	766	114	1,266	114
Other securities	2	—	—	7,158	843	7,158	843
Total	98	$1,235	$5	$911,809	$17,660	$913,044	$17,665
December 31, 2024
Available for Sale
U.S. treasuries	51	$89,867	$1,030	$1,086,142	$39,219	$1,176,009	$40,249
U.S. federal agencies	5	681	4	500	2	1,181	6
Mortgage backed securities	63	1,214	15	11,498	1,757	12,712	1,772
States and political subdivisions	4	802	2	752	138	1,554	140
Other securities	3	—	—	7,196	967	7,196	967
Total	126	$92,564	$1,051	$1,106,088	$42,083	$1,198,652	$43,134

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of September 30, 2025 and December 31, 2024, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	937,976	931,709
Commercial real estate non-owner occupied	1,703,037	1,578,483
Construction and development < 60 months	661,882	756,662
Construction residential real estate < 60 months	249,539	250,373
Residential real estate first lien	1,486,440	1,431,265
Residential real estate all other	305,294	275,461
Agriculture	445,530	449,190
Commercial non-real estate	1,458,122	1,363,462
Consumer non-real estate	493,900	478,647
Oil and gas	536,527	509,858
Total (1)	$8,278,247	$8,025,110
(1) Excludes accrued interest receivable of $41.2 million at September 30, 2025 and $40.9 million at December 31, 2024, that is recorded in accrued interest receivable and other assets.

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

Other Real Estate Owned and Repossessed Assets and Loan Modifications

The following is a summary of other real estate owned ("OREO") and repossessed assets:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Other real estate owned and repossessed assets	$53,233	$33,665

During the nine months ended September 30, 2025 the Company foreclosed on a construction and development real estate loan and recorded $15.6 million in OREO, which was the primary reason for the increase in OREO.

In addition, as of both September 30, 2025 and December 31, 2024, OREO included a commercial real estate property recorded at approximately $31.1 million and $28.1 million, respectively. The increase for this commercial real estate property was due to tenant improvements during the nine months ended September 30, 2025. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from other real estate owned in noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Rental income	$3,164	$3,043	$9,487	$9,069
Operating expense	2,558	2,601	7,855	7,524

During the nine months ended September 30, 2025, the Company sold property held in other real estate owned for a total loss of $40,000, compared to a total gain of $1.3 million in the nine months ended September 30, 2024.

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not material. The recorded balance of loans modified during the nine months ended September 30, 2025 was approximately $6.0 million compared to $14.8 million during the year ended December 31, 2024.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either the nine months ended September 30, 2025 or 2024. In addition, all loans identified as nonaccrual loans have related allowances for credit losses at September 30, 2025 and December 31, 2024, respectively. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $3.6 million for the nine months ended September 30, 2025 and approximately $2.6 million for the nine months ended September 30, 2024.

Nonaccrual loans guaranteed by government agencies totaled approximately $10.0 million at September 30, 2025 and approximately $9.0 million at December 31, 2024.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Real estate:
Commercial real estate owner occupied	$16,165	$7,957
Commercial real estate non-owner occupied	20,794	8,913
Construction and development < 60 months	1,210	20,445
Construction residential real estate < 60 months	1,759	1,481
Residential real estate first lien	3,930	5,193
Residential real estate all other	473	653
Agriculture	1,730	2,047
Commercial non-real estate	8,867	8,552
Consumer non-real estate	1,414	1,028
Oil and gas	924	1,715
Total	$57,266	$57,984

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of September 30, 2025
Real estate:
Commercial real estate owner occupied	$1,982	$9,661	$8,984	$20,627	$917,349	$937,976	$3,505
Commercial real estate non-owner occupied	1,225	1,510	18,529	21,264	1,681,773	1,703,037	—
Construction and development < 60 months	91	—	1,399	1,490	660,392	661,882	248
Construction residential real estate < 60 months	1,028	—	1,028	2,056	247,483	249,539	82
Residential real estate first lien	6,370	1,272	3,473	11,115	1,475,325	1,486,440	1,286
Residential real estate all other	1,943	463	556	2,962	302,332	305,294	401
Agriculture	1,005	1,203	1,503	3,711	441,819	445,530	457
Commercial non-real estate	2,256	1,605	8,894	12,755	1,445,367	1,458,122	1,462
Consumer non-real estate	2,646	1,073	1,203	4,922	488,978	493,900	518
Oil and gas	100	33	1,412	1,545	534,982	536,527	—
Total	$18,646	$16,820	$46,981	$82,447	$8,195,800	$8,278,247	$7,959

As of December 31, 2024
Real estate:
Commercial real estate owner occupied	$2,810	$273	$7,963	$11,046	$920,663	$931,709	$569
Commercial real estate non-owner occupied	603	16,871	610	18,084	1,560,399	1,578,483	41
Construction and development < 60 months	317	351	20,327	20,995	735,667	756,662	116
Construction residential real estate < 60 months	292	622	616	1,530	248,843	250,373	—
Residential real estate first lien	9,128	2,118	3,332	14,578	1,416,687	1,431,265	797
Residential real estate all other	1,498	559	828	2,885	272,576	275,461	370
Agriculture	1,569	1,357	5,691	8,617	440,573	449,190	4,754
Commercial non-real estate	4,325	1,019	5,983	11,327	1,352,135	1,363,462	356
Consumer non-real estate	3,748	907	1,173	5,828	472,819	478,647	504
Oil and gas	1,111	458	232	1,801	508,057	509,858	232
Total	$25,401	$24,535	$46,755	$96,691	$7,928,419	$8,025,110	$7,739

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

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
As of September 30, 2025
Commercial real estate owner occupied
Grade 1	$75,122	$70,456	$92,092	$117,486	$84,117	$170,157	$12,630	$622,060
Grade 2	52,310	36,726	29,313	47,634	45,787	55,469	7,883	275,122
Grade 3	1,747	4,024	10,863	4,224	4,269	2,570	138	27,835
Grade 4	—	9,583	599	13	609	2,097	58	12,959
Total commercial real estate owner occupied	129,179	120,789	132,867	169,357	134,782	230,293	20,709	937,976
Commercial real estate non-owner occupied
Grade 1	$142,429	$116,888	$176,137	$262,651	$114,698	$154,866	$11,887	$979,556
Grade 2	138,949	66,898	157,707	140,525	101,760	78,531	14,715	699,085
Grade 3	3,356	—	666	930	513	—	—	5,465
Grade 4	—	17,840	115	64	262	28	—	18,309
Grade 5	—	622	—	—	—	—	—	622
Total commercial real estate non-owner occupied	284,734	202,248	334,625	404,170	217,233	233,425	26,602	1,703,037
Construction and development < 60 months
Grade 1	$90,161	$84,331	$75,901	$86,717	$6,482	$12,135	$30,238	$385,965
Grade 2	85,003	45,142	77,790	36,836	1,901	15,312	9,413	271,397
Grade 3	3,069	32	37	35	—	117	—	3,290
Grade 4	59	—	—	816	216	139	—	1,230
Total construction and development < 60 months	178,292	129,505	153,728	124,404	8,599	27,703	39,651	661,882
Construction residential real estate < 60 months
Grade 1	$114,433	$27,539	$1,948	$2,229	$88	$447	$5,385	$152,069
Grade 2	68,991	19,229	36	212	—	—	5,549	94,017
Grade 3	1,337	250	—	—	—	—	108	1,695
Grade 4	813	622	117	206	—	—	—	1,758
Total construction residential real estate < 60 months	185,574	47,640	2,101	2,647	88	447	11,042	249,539
Residential real estate first lien
Grade 1	$189,404	$198,149	$171,404	$173,988	$128,007	$220,927	$5,147	$1,087,026
Grade 2	65,536	77,693	52,921	49,467	38,097	64,856	16,879	365,449
Grade 3	6,107	4,737	3,461	2,943	3,254	5,711	—	26,213
Grade 4	263	2,024	1,215	890	1,145	2,215	—	7,752
Total residential real estate first lien	261,310	282,603	229,001	227,288	170,503	293,709	22,026	1,486,440
Residential real estate all other
Grade 1	$30,361	$32,299	$20,433	$16,989	$4,688	$13,500	$54,635	$172,905
Grade 2	5,219	6,630	4,810	3,777	1,079	4,373	98,709	124,597
Grade 3	877	667	531	184	276	473	2,960	5,968
Grade 4	472	68	144	68	—	141	931	1,824
Total residential real estate all other	36,929	39,664	25,918	21,018	6,043	18,487	157,235	305,294
Agriculture
Grade 1	$38,300	$27,196	$31,679	$30,379	$22,984	$48,761	$43,394	$242,693
Grade 2	42,272	27,054	20,291	15,840	10,998	22,950	41,001	180,406
Grade 3	1,403	1,654	1,933	2,782	1,147	3,792	6,962	19,673
Grade 4	110	743	193	746	284	557	125	2,758
Total Agriculture	82,085	56,647	54,096	49,747	35,413	76,060	91,482	445,530
Commercial non-real estate
Grade 1	$98,595	$95,488	$62,924	$92,121	$80,450	$55,739	$389,275	$874,592
Grade 2	91,386	77,032	69,492	36,190	9,123	7,194	244,435	534,852
Grade 3	1,521	1,886	1,916	1,345	359	125	37,068	44,220
Grade 4	823	577	993	910	117	126	262	3,808
Grade 5	—	318	5	217	10	100	—	650
Total commercial non-real estate	192,325	175,301	135,330	130,783	90,059	63,284	671,040	1,458,122
Consumer non-real estate
Grade 1	$164,226	$116,451	$66,756	$30,515	$12,935	$4,518	$16,981	$412,382
Grade 2	17,942	15,570	11,644	6,669	2,664	1,040	16,307	71,836
Grade 3	1,081	1,463	1,663	834	530	257	10	5,838
Grade 4	1,875	531	701	494	175	65	3	3,844
Total consumer non-real estate	185,124	134,015	80,764	38,512	16,304	5,880	33,301	493,900
Oil and gas
Grade 1	$89,940	$10,827	$9,121	$3,508	$8,234	$2,643	$258,117	$382,390
Grade 2	51,855	7,976	5,628	3,287	2,571	2,709	76,250	150,276
Grade 3	967	17	33	—	154	40	2,270	3,481
Grade 4	—	—	—	—	36	344	—	380
Total oil and gas	142,762	18,820	14,782	6,795	10,995	5,736	336,637	536,527
Total loans held for investment	$1,678,314	$1,207,232	$1,163,212	$1,174,721	$690,019	$955,024	$1,409,725	$8,278,247

The following tables summarize the Company's gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended September 30, 2025
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$29	$—	$—	$—	$—	$—	$29
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	1,006	—	—	—	—	—	1,006
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	—	6	—	—	35	7	—	48
Residential real estate all other
Current-period gross charge-offs	—	3	22	25	—	—	—	50
Agriculture
Current-period gross charge-offs	—	—	—	7	—	—	—	7
Commercial non-real estate
Current-period gross charge-offs	19	88	55	51	—	36	5	254
Consumer non-real estate
Current-period gross charge-offs	68	340	176	85	40	23	13	745
Oil and gas
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total current-period gross charge-offs	$87	$1,472	$253	$168	$75	$66	$18	$2,139

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended September 30, 2024
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	—	189	—	—	—	—	189
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate first lien
Current-period gross charge-offs	—	24	61	—	—	—	—	85
Residential real estate all other
Current-period gross charge-offs	20	—	25	—	—	5	—	50
Agriculture
Current-period gross charge-offs	—	25	8	—	—	—	—	33
Commercial non-real estate
Current-period gross charge-offs	50	91	56	9	84	8	—	298
Consumer non-real estate
Current-period gross charge-offs	166	124	91	38	10	2	—	431
Oil and gas
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total current-period gross charge-offs	$236	$264	$430	$47	$94	$15	$—	$1,086

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Nine months ended September 30, 2025
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$29	$—	$17	$6	$—	$58	$110
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	1,233	—	1	—	—	—	1,234
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	3,744	—	—	3,744
Construction residential real estate < 60 months
Current-period gross charge-offs	—	25	—	—	—	—	—	25
Residential real estate first lien
Current-period gross charge-offs	—	12	3	2	40	47	—	104
Residential real estate all other
Current-period gross charge-offs	—	3	22	25	—	—	13	63
Agriculture
Current-period gross charge-offs	—	10	2	7	5	—	17	41
Commercial non-real estate
Current-period gross charge-offs	43	104	203	178	47	346	60	981
Consumer non-real estate
Current-period gross charge-offs	93	587	647	219	52	70	18	1,686
Oil and gas
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total current-period gross charge-offs	$136	$2,003	$877	$449	$3,894	$463	$166	$7,988

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Nine months ended September 30, 2024
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$15	$—	$—	$—	$15
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	12	189	1	1	—	—	203
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	3	—	—	—	—	—	3
Residential real estate first lien
Current-period gross charge-offs	3	47	61	3	4	57	—	175
Residential real estate all other
Current-period gross charge-offs	20	—	25	—	—	7	27	79
Agriculture
Current-period gross charge-offs	—	25	45	13	—	—	—	83
Commercial non-real estate
Current-period gross charge-offs	56	1,247	374	149	96	324	1,886	4,132
Consumer non-real estate
Current-period gross charge-offs	187	624	338	117	44	47	15	1,372
Oil and gas
Current-period gross charge-offs	—	9	83	—	—	—	—	92
Total current-period gross charge-offs	$266	$1,967	$1,115	$298	$145	$435	$1,928	$6,154

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

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2025
Real estate:
Commercial real estate owner occupied	$7,248	$(29)	$100	$71	$212	$7,531
Commercial real estate non-owner occupied	35,217	(1,006)	—	(1,006)	1,268	35,479
Construction and development < 60 months	4,907	—	—	—	(77)	4,830
Construction residential real estate < 60 months	2,265	—	—	—	262	2,527
Residential real estate first lien	4,645	(48)	10	(38)	162	4,769
Residential real estate all other	1,821	(50)	28	(22)	208	2,007
Agriculture	5,131	(7)	12	5	(10)	5,126
Commercial non-real estate	24,047	(254)	176	(78)	920	24,889
Consumer non-real estate	4,837	(745)	114	(631)	891	5,097
Oil and gas	6,870	—	—	—	386	7,256
Total	$96,988	$(2,139)	$440	$(1,699)	$4,222	$99,511

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2024
Real estate:
Commercial real estate owner occupied	$7,370	$—	$46	$46	$(8)	$7,408
Commercial real estate non-owner occupied	33,867	(189)	94	(95)	(26)	33,746
Construction and development < 60 months	6,780	—	—	—	1,575	8,355
Construction residential real estate < 60 months	3,519	—	—	—	(178)	3,341
Residential real estate first lien	5,572	(85)	—	(85)	159	5,646
Residential real estate all other	1,729	(50)	3	(47)	55	1,737
Agriculture	5,917	(33)	18	(15)	15	5,917
Commercial non-real estate	21,475	(298)	100	(198)	983	22,260
Consumer non-real estate	4,383	(431)	50	(381)	378	4,380
Oil and gas	9,014	—	—	—	78	9,092
Total	$99,626	$(1,086)	$311	$(775)	$3,031	$101,882

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Nine Months Ended September 30, 2025
Real estate:
Commercial real estate owner occupied	$6,869	$(110)	$141	$31	$631	$7,531
Commercial real estate non-owner occupied	33,097	(1,234)	—	(1,234)	3,616	35,479
Construction and development < 60 months	8,671	(3,744)	6	(3,738)	(103)	4,830
Construction residential real estate < 60 months	2,336	(25)	3	(22)	213	2,527
Residential real estate first lien	4,568	(104)	22	(82)	283	4,769
Residential real estate all other	1,741	(63)	49	(14)	280	2,007
Agriculture	5,696	(41)	30	(11)	(559)	5,126
Commercial non-real estate	24,150	(981)	551	(430)	1,169	24,889
Consumer non-real estate	4,833	(1,686)	278	(1,408)	1,672	5,097
Oil and gas	7,536	—	—	—	(280)	7,256
Total	$99,497	$(7,988)	$1,080	$(6,908)	$6,922	$99,511

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Nine Months Ended September 30, 2024
Real estate:
Commercial real estate owner occupied	$7,483	$(15)	$77	$62	$(137)	$7,408
Commercial real estate non-owner occupied	33,080	(203)	94	(109)	775	33,746
Construction and development < 60 months	3,950	—	—	—	4,405	8,355
Construction residential real estate < 60 months	3,414	(3)	—	(3)	(70)	3,341
Residential real estate first lien	4,914	(175)	25	(150)	882	5,646
Residential real estate all other	1,646	(79)	11	(68)	159	1,737
Agriculture	6,137	(83)	35	(48)	(172)	5,917
Commercial non-real estate	22,745	(4,132)	413	(3,719)	3,234	22,260
Consumer non-real estate	4,401	(1,372)	177	(1,195)	1,174	4,380
Oil and gas	9,030	(92)	—	(92)	154	9,092
Total	$96,800	$(6,154)	$832	$(5,322)	$10,404	$101,882

Purchased Credit Deteriorated Loans

The Company has previously purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the nine months ended September 30, 2025 or September 30, 2024.

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the nine months ended September 30, 2025 and 2024, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following tables summarize collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of September 30, 2025
Real estate:
Commercial real estate owner occupied	$4,445	$551	$—	$4,996	$585
Commercial real estate non-owner occupied	2,473	—	—	2,473	644
Construction and development < 60 months	859	—	—	859	251
Construction residential real estate < 60 months	829	—	—	829	229
Residential real estate first lien	410	—	—	410	160
Residential real estate all other	207	—	—	207	147
Agriculture	78	164	12	254	124
Commercial non-real estate	—	8,089	—	8,089	1,978
Consumer non-real estate	—	—	624	624	276
Oil and gas	—	1,089	—	1,089	110
Total collateral-dependent loans held for investment	$9,301	$9,893	$636	$19,830	$4,504

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2024
Real estate:
Commercial real estate owner occupied	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	7,890	—	—	7,890	879
Construction and development < 60 months	20,142	—	—	20,142	3,755
Construction residential real estate < 60 months	206	—	—	206	75
Residential real estate first lien	300	—	—	300	93
Residential real estate all other	100	—	—	100	34
Agriculture	1,584	110	13	1,707	688
Commercial non-real estate	—	10,087	108	10,195	2,222
Consumer non-real estate	—	—	399	399	242
Oil and gas	—	—	—	—	—
Total collateral-dependent loans held for investment	$30,222	$10,197	$520	$40,939	$7,988

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to OREO and repossessed assets are non-cash transactions, and are not included in the consolidated statements of cash flow.

Transfers from loans and premises and equipment to OREO and repossessed assets during the periods presented are summarized as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Other real estate owned	$19,174	$10,111
Repossessed assets	2,245	2,332
Total	$21,419	$12,443

(5) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
September 30, 2025
Core deposit intangibles	$33,550	$(23,024)	$10,526
Customer relationship intangibles	3,350	(3,328)	22
Total	$36,900	$(26,352)	$10,548
December 31, 2024
Core deposit intangibles	$33,550	$(20,454)	$13,096
Customer relationship intangibles	3,350	(3,288)	62
Total	$36,900	$(23,742)	$13,158

The following is a summary of goodwill by business segment:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Nine months ended September 30, 2025
Balance at beginning and end of period	$13,767	$61,420	$68,855	$32,133	$5,464	$624	$182,263

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

(7) STOCK-BASED COMPENSATION

On May 25, 2023, the stockholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan will continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At September 30, 2025 there were 434,925 shares available for future grants. The restricted stock units ("RSU's") vest beginning two years from the date of grant at the rate of 20% per year for five years. The RSU's are settled and distributed as of each vesting date. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Nine Months Ended September 30, 2025
Nonvested at December 31, 2024	42,825	$90.35
Granted	23,000	129.56
Vested	(1,815)	96.39
Forfeited	(750)	109.61
Nonvested at September 30, 2025	63,260	104.21

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of September 30, 2025, there are 29,559 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2030, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 6,462 and 5,022 shares of common stock distributed from the Deferred Stock Compensation Plan during the nine months ended September 30, 2025 and 2024, respectively.

A summary of the accumulated stock units under the Deferred Stock Compensation Plan is as follows:

	September 30, 2025	December 31, 2024
Accumulated stock units	120,610	120,984
Average price	$49.32	$44.70

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

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Nine Months Ended September 30, 2025
Outstanding at December 31, 2024	947,921	$58.42
Options exercised	(104,451)	42.19
Options canceled, forfeited, or expired	(5,000)	90.56
Outstanding at September 30, 2025	838,470	60.25	9.31 Yrs.	$55,506
Exercisable at September 30, 2025	359,720	46.40	7.33 Yrs.	$28,794

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Total intrinsic value of options exercised	$4,785	$6,846	$8,965	$11,931
Cash received from options exercised	2,618	3,639	4,406	6,061
Tax benefit realized from options exercised	1,150	1,646	2,155	2,868

The Company currently uses newly issued shares for stock-based compensation plans, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the nine months ended September 30, 2025 or September 30, 2024.

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income. The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Stock-based compensation expense	$1,057	$945	$2,766	$2,580
Tax benefit	254	227	665	620
Stock-based compensation expense, net of tax	$803	$718	$2,101	$1,960

The Company amortizes the unearned stock-based compensation expense over the remaining vesting period of approximately five years for unvested stock options and six years for unvested RSU's. The following table shows the unearned stock-based compensation expense for unvested stock options and unvested RSU's:

September 30, 2025
(Dollars in thousands)
Unearned stock-based compensation expense for unvested stock options	$5,699
Unearned stock-based compensation expense for unvested RSU's	5,467

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

September 30, 2025
Shares remaining to be repurchased	479,784

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of September 30, 2025, BancFirst Corporation, BancFirst, Pegasus and Worthington each met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

							To Be Well
			Required For Capital		With Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Conservation Buffer		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2025:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,788,184	19.93%	$717,643	8.00%	$941,906	10.50%	N/A	N/A
BancFirst	1,344,276	18.15%	592,410	8.00%	777,538	10.50%	$740,513	10.00%
Pegasus	167,275	16.58%	80,723	8.00%	105,949	10.50%	100,904	10.00%
Worthington	61,034	12.66%	38,559	8.00%	50,608	10.50%	48,199	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,602,788	17.87%	$403,674	4.50%	$627,937	7.00%	N/A	N/A
BancFirst	1,238,745	16.73%	333,231	4.50%	518,359	7.00%	$481,333	6.50%
Pegasus	156,926	15.55%	45,407	4.50%	70,633	7.00%	65,588	6.50%
Worthington	56,442	11.71%	21,689	4.50%	33,739	7.00%	31,329	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,628,788	18.16%	$538,232	6.00%	$762,495	8.50%	N/A	N/A
BancFirst	1,258,745	17.00%	444,308	6.00%	629,436	8.50%	$592,410	8.00%
Pegasus	156,926	15.55%	60,542	6.00%	85,768	8.50%	80,723	8.00%
Worthington	56,442	11.71%	28,919	6.00%	40,969	8.50%	38,559	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,628,788	11.64%	$559,539	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,258,745	10.62%	474,081	4.00%	N/A	N/A	$592,602	5.00%
Pegasus	156,926	10.68%	58,795	4.00%	N/A	N/A	73,493	5.00%
Worthington	56,442	9.41%	23,990	4.00%	N/A	N/A	29,987	5.00%

As of September 30, 2025, BancFirst, Pegasus and Worthington were classified by the Federal Reserve as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities qualify as Tier 1 capital and its Subordinated Notes qualify as Tier 2 capital. BancFirst, Pegasus and Worthington have had no events or conditions that management believes would materially change their category under capital requirements existing as of the report dates.

(9) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)

(Numerator)
Income available to common stockholders	$62,654	$58,903	$181,113	$159,878
(Denominator)
Weighted average shares outstanding for basic earnings per common share	33,310,290	33,097,164	33,266,315	33,015,741
Dilutive effect of stock compensation	553,839	549,385	545,955	551,376
Weighted-average shares outstanding for diluted earnings per common share	33,864,129	33,646,549	33,812,270	33,567,117

Basic earnings per share	$1.88	$1.78	$5.44	$4.84
Diluted earnings per share	$1.85	$1.75	$5.36	$4.76

The following table shows the number of options and RSU's that were excluded from the computation of diluted net income per common share for each period because they were anti-dilutive for the period:

Shares
Three Months Ended September 30, 2025	10,134
Three Months Ended September 30, 2024	204,005
Nine Months Ended September 30, 2025	6,737
Nine Months Ended September 30, 2024	250,142

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2025
Debt securities available for sale:
U.S. Treasury	$984,117	$—	$—	$984,117
U.S. federal agencies	—	6,805	—	6,805
Mortgage-backed securities	—	12,168	—	12,168
States and political subdivisions	—	5,013	120	5,133
Other debt securities	—	7,157	—	7,157
Derivative assets	—	15,881	—	15,881
Derivative liabilities	—	14,396	—	14,396

December 31, 2024
Debt securities available for sale:
U.S. Treasury	$1,176,009	$—	$—	$1,176,009
U.S. federal agencies	—	8,232	—	8,232
Mortgage-backed securities	—	13,044	—	13,044
States and political subdivisions	—	6,286	150	6,436
Other debt securities	—	7,196	—	7,196
Derivative assets	—	10,479	—	10,479
Derivative liabilities	—	9,105	—	9,105

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at the beginning of the year	$150	$180
Settlements	(30)	(30)
Balance at the end of the period	$120	$150

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2025, and the year ended December 31, 2024, the Company did not transfer any debt securities.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended September 30, 2025
Equity securities	$8,342
Collateral dependent loans	2,855
Repossessed assets	644
Other real estate owned	21,095
As of and for the Year-to-date Period Ended December 31, 2024
Equity securities	$13,014
Collateral dependent loans	7,337
Repossessed assets	614
Other real estate owned	32,868

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

Debt Securities Held for Investment

For debt securities held for investment, which are generally traded in secondary markets, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar debt securities making adjustments for credit or liquidity if applicable. For debt securities held for investment for which observable information is not readily available, the Company reports these at fair value utilizing Level 3 inputs.

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$4,054,638	$4,054,638	$3,553,772	$3,553,772
Federal funds sold	—	—	$715	715
Debt securities held for investment	1	1	2	2
Loans held for sale	8,920	8,920	8,073	8,073
Level 3 inputs:
Debt securities held for investment	560	560	835	835
Loans, net of allowance for credit losses	8,178,736	9,032,951	7,925,613	8,643,418
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	12,118,387	11,428,081	11,718,546	10,966,958
Short-term borrowings	11,675	11,675	—	—
Subordinated debt	86,200	81,176	86,157	77,998
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,030		4,313
Letters of credit		630		769

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. In addition, the Company has no non-financial liabilities measured at fair value on a nonrecurring basis. Non-financial assets measured at fair value on a nonrecurring basis include intangible assets. The intangible assets are evaluated at least annually for impairment. The overall levels of non-financial assets measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2025 or December 31, 2024.

(11) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. At September 30, 2025 and December 31, 2024, the Company had a margin asset included in other assets in the amount of $48,000 and $463,000, respectively.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		September 30, 2025		December 31, 2024
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	2,591	$10,596	2,404	$7,507
Derivative liabilities	Barrels	(2,591)	(9,963)	(2,404)	(6,860)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	33,048	5,285	25,561	2,972
Derivative liabilities	MMBTUs/Gallons	(33,048)	(4,433)	(25,561)	(2,245)

Total Fair Value	Included in
Derivative assets	Other assets		15,881		10,479
Derivative liabilities	Other liabilities		(14,396)		(9,105)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Derivative income	$78	$82	$374	$279

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

The following table is a summary of the Company's net credit exposure relating to oil and gas swaps and options with bank counterparties:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Credit exposure	$15,778	$8,074

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

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations, Support and Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2025
Interest income	$50,791	$111,871	$21,634	$9,108	$2,568	$(1,579)	$194,393
Interest expense	20,212	41,069	8,282	2,673	1,039	(4,497)	68,778
Total provision for credit losses	1,299	2,075	370	41	401	252	4,438
Noninterest income	6,347	18,418	457	(66)	16,951	7,759	49,866
Depreciation and amortization	468	2,672	118	166	137	2,026	5,587
Other noninterest expense	11,858	36,548	5,626	3,625	10,867	17,961	86,485
Income before taxes	$23,301	$47,925	$7,695	$2,537	$7,075	$(9,562)	$78,971
Three Months Ended September 30, 2024
Interest income	$55,275	$106,966	$21,331	$8,252	$2,593	$(6,767)	$187,650
Interest expense	25,061	43,267	8,482	3,577	1,229	(8,923)	72,693
Total provision for/(benefit from) credit losses	798	791	530	(15)	3	924	3,031
Noninterest income	5,692	17,787	394	238	16,241	8,360	48,712
Depreciation and amortization	518	2,453	150	159	121	1,967	5,368
Other noninterest expense	11,164	34,748	5,375	3,496	10,694	15,889	81,366
Income before taxes	$23,426	$43,494	$7,188	$1,273	$6,787	$(8,264)	$73,904

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations, Support and Eliminations	Consolidated
	(Dollars in thousands)
Nine Months Ended September 30, 2025
Interest income	$149,462	$326,952	$61,737	$26,764	$7,582	$(7,201)	$565,296
Interest expense	60,679	120,633	23,168	8,864	2,997	(13,865)	202,476
Total provision for credit losses	1,732	3,532	586	384	412	765	7,411
Noninterest income	18,870	54,845	1,633	399	47,784	23,277	146,808
Depreciation and amortization	1,334	7,952	413	495	406	6,234	16,834
Other noninterest expense	35,359	107,086	16,851	11,138	34,828	50,354	255,616
Income before taxes	$69,228	$142,594	$22,352	$6,282	$16,723	$(27,412)	$229,767
Capital expenditures	$4,100	$11,622	$1,268	$134	$1,088	$18,551	$36,763
September 30, 2025
Loans held for investment	$2,562,711	$4,145,827	$927,560	$483,611	$100,805	$57,733	$8,278,247
Total assets	$3,567,836	$8,102,009	$1,607,512	$642,205	$15,696	$262,882	$14,198,140
Total deposits	$2,899,907	$7,465,883	$1,360,582	$550,622	$—	$(158,607)	$12,118,387
Nine Months Ended September 30, 2024
Interest income	$159,079	$308,459	$59,728	$23,594	$7,265	$(20,367)	$537,758
Interest expense	71,533	123,039	24,649	10,068	3,779	(26,267)	206,801
Total provision for credit losses	2,503	3,283	3,390	174	71	983	10,404
Noninterest income	16,423	50,591	1,053	709	44,917	23,863	137,556
Depreciation and amortization	1,601	7,374	482	479	366	5,899	16,201
Other noninterest expense	32,899	100,801	15,815	10,896	30,705	47,512	238,628
Income before taxes	$66,966	$124,553	$16,445	$2,686	$17,261	$(24,631)	$203,280
Capital expenditures	$3,421	$7,535	$383	$4,720	$196	$5,253	$21,508
September 30, 2024
Loans held for investment	$2,624,448	$4,046,879	$870,081	$442,417	$98,355	$98,181	$8,180,361
Total assets	$3,484,436	$7,672,481	$1,506,885	$627,105	$93,819	$(71,244)	$13,313,482
Total deposits	$2,679,414	$7,062,544	$1,295,341	$540,390	$—	$(103,337)	$11,474,352

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2025 and December 31, 2024 and results of operations for the three and nine months ended September 30, 2025 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2024, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2024 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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
•
Changes in oil and gas commodity prices and the potential impact to the related loan portfolio as well as the overall impact to the regional economic environment.
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

SUMMARY

The Company’s net income for the third quarter of 2025 was $62.7 million, compared to $58.9 million for the third quarter of 2024. Diluted net income per common share was $1.85 and $1.75 for the third quarter of 2025 and 2024, respectively.

The Company’s net interest income for the third quarter of 2025 increased to $125.6 million from $115.0 million for the third quarter of 2024. Higher loan volume along with general growth in earning assets were the primary drivers of the change in net interest income. Net interest margin improved slightly to 3.79% for the third quarter of 2025 from 3.78% for the third quarter of 2024. The Company recorded a provision for credit losses on loans of $4.2 million in the third quarter of 2025 compared to $3.0 million for the third quarter of 2024.

Noninterest income for the third quarter of 2025 totaled $49.9 million compared to $48.7 million for the third quarter of 2024. Trust revenue, treasury income, sweep fees and securities transactions each increased when compared to third quarter last year.

Noninterest expense grew to $92.1 million for the third quarter of 2025 compared to $86.7 million in the same quarter in 2024. The increase in noninterest expense was primarily due to growth in salaries and employee benefits of $3.5 million. Also contributing to the increase was occupancy expense, due largely to repairs and maintenance, and increases in other noninterest expense driven primarily by professional fees.

At September 30, 2025, the Company’s total assets were $14.2 billion, an increase of $643.8 million from December 31, 2024. Loans grew $254.0 million from December 31, 2024, totaling $8.3 billion at September 30, 2025. Deposits totaled $12.1 billion, an increase of $399.8 million from year-end 2024. Off-balance-sheet sweep accounts totaled $4.9 billion at September 30, 2025, down $316.4 million from December 31, 2024. The Company’s total stockholders’ equity was $1.8 billion, an increase of $161.6 million over December 31, 2024.

Asset quality continued to be strong. Nonaccrual loans totaled $57.3 million, representing 0.69% of total loans at September 30, 2025, down from 0.72% at year-end 2024. The allowance for credit losses to total loans was 1.20% at September 30, 2025, down from 1.24% at December 31, 2024. Net charge-offs were $1.7 million for the third quarter of 2025, compared to $775,000 for the third quarter of 2024.

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

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following tables present certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $5.1 million for the three months ended September 30, 2025 compared to $5.0 million for the three months ended September 30, 2024. Loan fees included in interest income were $15.2 million for the nine months ended September 30, 2025 compared to $15.9 million for the nine months ended September 30, 2024.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended September 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$8,167,950	$143,698	6.98%	$8,103,297	$144,179	7.06%
Securities – taxable	1,061,971	6,515	2.43	1,406,344	8,341	2.35
Securities – tax exempt	1,246	11	3.47	2,374	23	3.87
Federal funds sold and interest-bearing deposits with banks	3,937,525	44,363	4.47	2,574,083	35,267	5.44
Total earning assets	13,168,692	194,587	5.86	12,086,098	187,810	6.17
Nonearning assets:
Cash and due from banks	205,722			195,636
Interest receivable and other assets	882,858			810,781
Allowance for credit losses	(97,456)			(99,967)
Total nonearning assets	991,124			906,450
Total assets	$14,159,816			$12,992,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$5,386,505	$41,263	3.04%	$5,064,491	$47,386	3.71%
Savings deposits	1,230,646	9,763	3.15	1,078,383	9,277	3.41
Time deposits	1,627,672	16,622	4.05	1,275,206	14,952	4.65
Short-term borrowings	9,304	100	4.28	4,423	48	4.30
Subordinated debt	86,192	1,030	4.74	86,134	1,030	4.74
Total interest-bearing liabilities	8,340,319	68,778	3.27	7,508,637	72,693	3.84
Interest-free funds:
Noninterest-bearing deposits	3,888,147			3,793,962
Interest payable and other liabilities	178,438			146,868
Stockholders’ equity	1,752,912			1,543,081
Total interest free funds	5,819,497			5,483,911
Total liabilities and stockholders’ equity	$14,159,816			$12,992,548
Net interest income		$125,809			$115,117
Net interest spread			2.59%			2.33%
Effect of interest free funds			1.20%			1.45%
Net interest margin			3.79%			3.78%

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Nine Months Ended September 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$8,094,825	$420,408	6.94%	$7,916,192	$414,274	6.97%
Debt securities – taxable	1,131,722	20,408	2.41	1,484,049	26,454	2.37
Debt securities – tax exempt	1,849	55	3.99	2,474	71	3.80
Federal funds sold and interest-bearing deposits with banks	3,739,945	125,017	4.47	2,370,685	97,388	5.47
Total earning assets	12,968,341	565,888	5.83	11,773,400	538,187	6.09
Nonearning assets:
Cash and due from banks	210,268			200,515
Interest receivable and other assets	860,558			807,891
Allowance for credit losses	(98,344)			(98,327)
Total nonearning assets	972,482			910,079
Total assets	$13,940,823			$12,683,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$5,337,406	$122,546	3.07%	$4,933,831	$136,899	3.70%
Savings deposits	1,185,171	28,037	3.16	1,070,512	27,502	3.42
Time deposits	1,563,089	48,644	4.16	1,146,042	39,106	4.55
Short-term borrowings	4,930	158	4.28	5,673	203	4.76
Subordinated debt	86,177	3,091	4.80	86,120	3,091	4.78
Total interest-bearing liabilities	8,176,773	202,476	3.31	7,242,178	206,801	3.80
Interest-free funds:
Noninterest-bearing deposits	3,906,936			3,818,752
Interest payable and other liabilities	159,434			132,698
Stockholders’ equity	1,697,680			1,489,851
Total interest free funds	5,764,050			5,441,301
Total liabilities and stockholders’ equity	$13,940,823			$12,683,479
Net interest income		$363,412			$331,386
Net interest spread			2.52%			2.29%
Effect of interest free funds			1.23%			1.46%
Net interest margin			3.75%			3.75%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income Statement Data
Net interest income	$125,615	$114,957	$362,820	$330,957
Provision for credit losses on loans	4,222	3,031	6,922	10,404
Provision for off-balance-sheet credit exposures	216	—	489	—
Securities transactions	492	(308)	(581)	(258)
Total noninterest income	49,866	48,712	146,808	137,556
Salaries and employee benefits	57,681	54,215	167,421	157,671
Total noninterest expense	92,072	86,734	272,450	254,829
Net income	62,654	58,903	181,113	159,878
Per Common Share Data
Net income – basic	$1.88	$1.78	$5.44	$4.84
Net income – diluted	1.85	1.75	5.36	4.76
Cash dividends	0.49	0.46	1.41	1.32
Performance Data
Return on average assets	1.76%	1.80%	1.74%	1.68%
Return on average stockholders’ equity	14.18	15.14	14.26	14.30
Cash dividend payout ratio	26.06	25.84	25.92	27.27
Net interest spread	2.59	2.33	2.52	2.29
Net interest margin	3.79	3.78	3.75	3.75
Efficiency ratio	52.47	52.99	53.46	54.39
Net charge-offs to average loans	0.02	0.01	0.08	0.07

Net Interest Income

For the three months ended September 30, 2025, net interest income, which is the Company’s principal source of operating revenue, increased $10.7 million or 9.3% compared to the three months ended September 30, 2024. Higher loan volume along with general growth in earning assets were the primary drivers of the change in net interest income. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period.

Net interest income for the nine months ended September 30, 2025 increased $31.9 million or 9.6% compared to the nine months ended September 30, 2024. Higher loan volume along with general growth in earning assets were the primary drivers to the increase.

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

Net loan charge-offs were $1.7 million for the third quarter of 2025 compared to net loan charge-offs of $775,000 for the third quarter of 2024. The rate of net charge-offs to average total loans continues to be at a low level.

Net loan charge-offs were $6.9 million for the nine months ended September 30, 2025, compared to $5.3 million for the same period of the prior year.

Noninterest Income

Noninterest income increased by $1.2 million for the third quarter of 2025 compared to the third quarter of 2024. Trust revenue, treasury income, sweep fees and securities transactions each increased when compared to third quarter last year.

Noninterest income included non-sufficient funds ("NSF") and overdraft fees totaling $8.3 million and $8.2 million for the three months ended September 30, 2025 and 2024, respectively. This represents 16.6% and 16.9% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $6.9 million and $6.7 million during the three months ended September 30, 2025 and 2024, respectively. This represents 13.8% and 13.7% of the Company’s noninterest income for the respective periods.

Noninterest income increased by $9.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Trust revenue, treasury income, sweep fees, insurance commissions and gain on sale of other assets each increased when compared to the same period last year.

Noninterest income included NSF and overdraft fees totaling $23.3 million and $22.7 million during the nine months ended September 30, 2025 and 2024, respectively. This represents 15.9% and 16.5% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $20.3 million and $20.0 million during the nine months ended September 30, 2025 and 2024, respectively. This represents 13.8% and 14.5% of the Company’s noninterest income for the respective periods.

Noninterest Expense

Noninterest expense increased by $5.3 million for third quarter of 2025 compared to the third quarter of 2024. The increase in noninterest expenses was primarily related to growth in salaries and employee benefits of $3.5 million. Also contributing to the increase was occupancy expense, due largely to repairs and maintenance, and increases in other noninterest expense driven primarily by professional fees.

For the nine months ended September 30, 2025, noninterest expense increased by $17.6 million compared to the nine months ended September 30, 2024. Higher noninterest expenses in 2025 were primarily related to growth in salaries and employee benefits of $9.8 million, an increase in occupancy expense of $2.0 million and an increase in the net expense from other real estate owned of $1.8 million. In addition, the Company recorded an expense related to the disposition of certain equity investments no longer permissible under the Volcker Rule, which prohibits banks with more than $10 billion in assets from holding certain private equity investments.

Income Taxes

The Company’s effective tax rate was 20.7% for the third quarter of 2025, compared to 20.3% for the third quarter of 2024.

The Company’s effective tax rate was 21.2% for the nine months ended September 30, 2025, compared to 21.4% for the nine months ended September 30, 2024.

The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Balance Sheet Data
Total assets	$14,198,140	$13,554,314
Interest-bearing deposits with banks	3,849,736	3,315,932
Debt securities	1,015,941	1,211,754
Total loans (net of unearned interest)	8,287,167	8,033,183
Allowance for credit losses	99,511	99,497
Noninterest-bearing demand deposits	3,816,389	3,907,060
Money market and interest-bearing checking deposits	5,393,791	5,231,327
Savings deposits	1,251,394	1,110,020
Time deposits	1,656,813	1,470,139
Total deposits	12,118,387	11,718,546
Stockholders' equity	1,782,801	1,621,187
Book value per share	53.49	48.81
Tangible book value per share (non-GAAP)(1)	47.71	42.92
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,782,801	$1,621,187
Less goodwill	182,263	182,263
Less intangible assets, net	10,548	13,158
Tangible stockholders' equity (non-GAAP)	$1,589,990	$1,425,766
Common shares outstanding	33,329,247	33,216,519
Tangible book value per share (non-GAAP)	$47.71	$42.92
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	67.50%	71.50%
Average earning assets to total assets (year-to-date)	93.02	92.91
Average stockholders’ equity to average assets (year-to-date)	12.18	11.78
Asset Quality Data
Loans past due 90 days and still accruing	$7,959	$7,739
Nonaccrual loans (3)	57,266	57,984
Other real estate owned and repossessed assets	53,233	33,665
Asset Quality Ratios:
Nonaccrual loans to total loans	0.69%	0.72%
Allowance for credit losses to total loans	1.20	1.24
Allowance for credit losses to nonaccrual loans	173.77	171.59
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

(3) Government agencies guaranteed approximately $10.0 million of nonaccrual loans at September 30, 2025.

Cash and Due from Banks, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks increased by $500.2 million or 14.1%, to $4.1 billion from December 31, 2024 to September 30, 2025. The increase was related to an increase of interest-bearing deposits in addition to maturing securities.

Securities

At September 30, 2025, total debt securities decreased $195.8 million, or 16.2% compared to December 31, 2024. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The unrealized loss on debt securities available for sale, before taxes, was $16.8 million at September 30, 2025, compared to an unrealized loss of $43.1 million at December 31, 2024. These unrealized losses, net of income taxes, of $12.8 million at September 30, 2025 and $32.9 million at December 31, 2024 are included in the Company’s stockholders’ equity as accumulated other comprehensive loss. During the nine months ended September 30, 2025, the Company purchased $508,000 of debt securities compared to $522,000 during the nine months ended September 30, 2024. The Company did not sell any debt securities during the nine months ended September 30, 2025 or 2024. The Company did not recognize a gain or loss on debt securities during the nine months ended September 30, 2025 or 2024. The Company had maturities and paydowns of debt securities totaling $223.0 million during the nine months ended September 30, 2025 and $213.1 million during the nine months ended September 30, 2024.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s securities.

Loans

At September 30, 2025, total loans increased $254.0 million or 3.2% compared to December 31, 2024 as a result of internal loan growth. Of the total increase in loans, commercial real estate made up the largest increase with $130.8 million. The internal loan growth was primarily from the Company's Oklahoma subsidiary BancFirst.

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

Nonaccrual Loans

Nonaccrual loans totaled $57.3 million at September 30, 2025 compared to $58.0 million at December 31, 2024. The Company’s nonaccrual commercial non-real estate loans made up 15% and nonaccrual commercial real estate made up 65% of nonaccrual loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $3.6 million for the nine months ended September 30, 2025 and $2.6 million for the nine months ended September 30, 2024. Only a small amount of this interest is expected to be ultimately collected. Approximately $10.0 million of nonaccrual loans were guaranteed by government agencies at September 30, 2025.

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

Modified Loans

The current and future financial effects of the recorded balance of loans considered to be modified during the period were not material. The recorded balance of loans modified during the nine months ended September 30, 2025 was approximately $6.0 million compared to $14.8 million during the year ended December 31, 2024.

Other Real Estate Owned and Repossessed Assets

OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals of the properties, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense. During the nine months ended September 30, 2025 the Company foreclosed on a construction and development real estate loan and recorded $15.6 million in other real estate owned ("OREO"), which was the primary reason for the increase in OREO. The Company's write-downs of OREO totaled $109,000 for the nine months ended September 30, 2025 compared to $72,000 for the nine months ended September 30, 2024.

OREO also included a larger commercial real estate property recorded at $31.1 million at September 30, 2025 and $28.1 million at December 31, 2024. During the nine months ended September 30, 2025, the Company made $3.0 million of tenant improvements to this property, which contributed to the increase of total OREO. Rental income for this property is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for this property is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

This property had the following rental income and operating expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Rental income	$3,164	$3,043	$9,487	$9,069
Operating expense	2,558	2,601	7,855	7,524

The Company's total rental income and operating expenses from OREO are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Rental income	$3,166	$3,067	$9,489	$9,152
Operating expense	2,728	2,734	8,228	7,865

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $192.8 million and $195.4 million at September 30, 2025 and December 31, 2024, respectively.

Other assets included the cash surrender value of key-man life insurance policies totaling $85.7 million at September 30, 2025 and $84.4 million at December 31, 2024.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $15.9 million at September 30, 2025 and $10.5 million at December 31, 2024. They require a daily margin to be posted, which fluctuates with oil and gas prices and customer activity. The Company had a margin asset included in other assets in the amount of $48,000 at September 30, 2025 and $463,000 at December 31, 2024. See Note (11) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the Company’s consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $8.7 million at September 30, 2025 and $13.4 million at December 31, 2024. The decrease in equity securities in 2025 was primarily due to the disposition of certain equity investments no longer permissible under the Volcker rule which prohibits banks with more than $10 billion in assets from holding certain private equity investments. The Company reviews its portfolio of equity securities for impairment at least quarterly.

Low-Income Housing, New Market Tax Credit Investments and Historic Tax Credit Investments

During 2025, the Company’s low-income housing tax credit ("LIHTC") investments increased $37.5 million totaling $96.2 million at September 30, 2025, New Markets Tax Credits ("NMTC") investments increased $2.6 million totaling $10.1 million at September 30, 2025 and the Historic Tax Credit Investments remained at $6.3 million at September 30, 2025, all of which are included in other assets on the Company’s consolidated balance sheet. Unfunded commitments related to these investments increased $31.9 million totaling $71.4 million at September 30, 2025, all of which are included in other liabilities on the Company’s consolidated balance sheet.

See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. The Company is highly liquid with percent of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets of 28.6% at September 30, 2025, compared to 26.2% at December 31, 2024.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Deposits

At September 30, 2025, deposits totaled $12.1 billion, an increase of $399.8 million from December 31, 2024. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 95.1% at September 30, 2025 compared to 95.5% at December 31, 2024. Noninterest-bearing deposits to total deposits were 31.5% at September 30, 2025 compared to 33.3% at December 31, 2024.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $4.1 billion at September 30, 2025 compared to $4.0 billion at December 31, 2024, as calculated per regulatory guidance. This was approximately 34.1% of deposits at September 30, 2025 and 33.7% at December 31, 2024. The Company has existing and contingent sources of liquidity equivalent to approximately 150% of its uninsured deposits.

Off-balance-sheet sweep accounts totaled $4.9 billion at September 30, 2025 compared to $5.2 billion at December 31, 2024. The movement of customers' funds into the Company's off-balance-sheet sweep accounts affected the balances of both cash and deposits.

Subordinated Debt

See Note (6) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Lines of Credit

The Company has several lines of credit available. At September 30, 2025, BancFirst had $923.2 million available on its line of credit from the FHLB of Topeka, Kansas. At September 30, 2025, BancFirst had no advances outstanding under this line of credit. Pegasus had a Federal Reserve discount window capacity of $82.2 million. At September 30, 2025, Pegasus had no advances outstanding under this line of credit. Worthington had $10.5 million in lines of credit with other financial institutions that serve as overnight federal funds facilities, a Federal Reserve discount window capacity of $30.9 million and a $87.6 million line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term rate loans. Worthington had no advances outstanding at September 30, 2025 under any of these lines of credit.

Capital Resources

Stockholders’ equity totaled $1.8 billion at September 30, 2025, an increase of $161.6 million from December 31, 2024. In addition to net income of $181.1 million, other changes in stockholders’ equity during the nine months ended September 30, 2025 included $4.6 million related to common stock issuances for stock-based compensation plans, $2.8 million related to stock-based compensation and $20.1 million in accumulated other comprehensive income that were partially offset by $46.9 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at September 30, 2025 were well in excess of the regulatory requirements.

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

Item 1A. Risk Factors.

As of September 30, 2025, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit
3.1	Amended and Restated By-Laws of BancFirst Corporation (filed as Exhibit 3.1 to the Company's Quarterly Report on form 10Q for the Quarter Ended March 31, 2023 and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of BancFirst Corporation dated August 5, 2021. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021).

10.1*	2025 First Amendment to the BancFirst Corporation Thrift Plan

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32**	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

*	Filed herewith.
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

BANCFIRST CORPORATION
(Registrant)

Date: November 7, 2025	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	/s/ Hannah Andrus
Hannah Andrus
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)