Form 10-K
period 2025-12-31
BANCFIRST CORP /OK/
filed 2026-02-26
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2025 was approximately $2,638,485,942. As of January 31, 2026, there were 33,545,098 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders of the registrant (the “2026 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

BANCFIRST CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is a financial holding company headquartered in Oklahoma City, Oklahoma and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). It conducts a vast majority of its operating activities through its wholly-owned subsidiary, BancFirst (“BancFirst”), an Oklahoma state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also conducts operating activities through its wholly-owned subsidiaries, Pegasus Bank (“Pegasus”), a Texas state-chartered bank headquartered in Dallas, Texas, Worthington Bank ("Worthington"), a Texas state-chartered bank headquartered in Arlington, Texas and, prior to its merger with BancFirst in February 2026, American Bank of Oklahoma (“ABOK”), an Oklahoma state-chartered bank headquartered in Collinsville, Oklahoma. In addition, the Company owns 100% of the common securities of BFC Capital Trust II (a Delaware business trust), 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, 100% of BancFirst Insurance Services, Inc., an Oklahoma business corporation operating as an independent insurance agency, 100% of BFC-PNC, LLC, an operating subsidiary to hold other real estate owned and 80% of Calimesa Town Center, LLC an operating subsidiary to hold other real estate owned.

The Company was incorporated as United Community Corporation in July 1984 to become a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years, the Company acquired additional banks and bank holding companies, and in November 1988, the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the following decades, the Company has continued to expand through the acquisition of over 40 banks, several branch acquisitions, multiple insurance agencies and de-novo branches. BancFirst currently has 109 banking locations serving 62 communities throughout Oklahoma, Pegasus has three banking locations in the Dallas Metroplex area, Worthington has three locations in the Fort Worth Metroplex area, one location in Arlington Texas and one location in Denton Texas.

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

BancFirst has the following 100% owned principal subsidiary: BFTower, LLC (which owns a 49% ownership interest in SFPG, LLC, a parking garage, and a 100% ownership interest in ParcFirst@Bricktown, LLC, a parking garage). All of these companies are Oklahoma entities.

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

Human Capital Resources

As of December 31, 2025, the Company employed 2,260 full time equivalent employees. None of its employees are represented by collective bargaining agreements. The Company views its employees as a differentiator, enabling the Company to meet customer needs through highly trained and motivated employees. The Company’s approach to human capital resources focuses on objectives that include, but are not limited to, providing fair and equitable compensation, training employees to reach heightened skill sets and standards of motivation, identifying and developing the proficiencies of all employees, encouraging transparent and open communication between managers and team members, and providing employees with opportunities to gain a deeper appreciation for how they are making an impact within and outside the Company.

The Company recognizes the importance of maintaining a culture of feedback and employee recognition and asks its supervisors to focus on ensuring that the Company’s employees feel a sense of belonging at work, fostering peer-to-peer connections and appropriate subordinate/supervisor relationships and communications. The Company provides its employees with competitive compensation and benefits packages. The Company encourages its employees to be alert for opportunities to improve quality and efficiency. In addition, the Company affords its employees opportunities to learn how their work fits into the bigger picture and to gain a deeper appreciation for how they are making an impact within and outside the Company. Training resources and educational assistance are readily available and the Company strives to promote, where practical, from within the Company. The Company identifies high potential candidates and provides specifically tailored plans for actualizing their development goals and career trajectories. The Company is committed to a policy of consistent treatment and equal employment opportunity in all recruitment and employment practices and is an affirmative action employer.

Climate-Related and Other Environmental, Social and Governance Developments

In recent years, federal, state and international lawmakers and regulators have increased their focus on risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance matters. For example, in March 2024, the SEC adopted a rule on the enhancement and standardization of climate-related disclosures for investors. The rule would require public issuers, including us, to significantly expand the scope of climate-related disclosures in their SEC filings, but the SEC has stayed the enforcement of those rules to permit judicial review of those rules and, in March 2025 informed the United States Circuit Court of Appeals for the Eighth Circuit that the SEC was ending its defense of this rule. Subsequently, in July, 2025, the SEC asked the court to make a decision on the rule and, in September 2025, the court placed the case in indefinite abeyance.

The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers; those rules have not, however, been proposed and the status of those plans is unclear.

Market Areas and Competition

The banking environment in Oklahoma is very competitive. The geographic dispersion of BancFirst’s banking locations presents several different levels and types of competition. In general, however, each location competes with other banking institutions, savings and loan associations, brokerage firms, personal loan finance companies and credit unions within their respective market areas. The communities in which BancFirst maintains offices are generally local trade centers throughout Oklahoma. The major areas of competition include interest rates charged on loans, underwriting terms and conditions, interest rates paid on deposits, fees on non-credit services, levels of service charges on deposits, completeness of product lines and quality of service.

BancFirst operates as a “super community bank”, managing its community banking offices on a decentralized basis, which permits them to be responsive to local customer needs. Underwriting, funding, customer service and pricing decisions are made by presidents in each market within BancFirst’s strategic parameters. At the same time, BancFirst generally has a larger lending capacity, broader product line and greater operational scale than its principal competitors do in the non-metropolitan market areas (which typically are independently owned community banks). Each full-service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables BancFirst to develop long-term customer relationships, maintain high-quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller and do not offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan markets served by BancFirst, the Company’s strategy is to focus on the needs of local businesses and seek to provide more responsive services than are available at larger institutions. As reported by the Federal Deposit Insurance Corporation (“FDIC”), the Company’s (including ABOK acquired November 17, 2025) market share of deposits within the state of Oklahoma was 7.58% as of June 30, 2025 and 6.84% as of June 30, 2024.

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

Control of Company

Affiliates of the Company beneficially own approximately 35% of the outstanding shares of the Company’s common stock as of January 31, 2026. Under the Company’s Bylaws, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, while the Company’s affiliates do not have legal control, i.e., a majority of the outstanding shares of common stock, they have effective control of the Company.

Supervision and Regulation

Banking is a complex, highly regulated industry. The growth and earnings performance of the Company, BancFirst, Pegasus and Worthington can be affected by management decisions, general and local economic conditions, statutes and the regulations and policies administered by various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Oklahoma Banking Department and the Texas Department of Banking.

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

Bank holding companies that have elected to be treated as financial holding companies, such as the Company, may engage in a broader range of activities considered “financial in nature”. “Financial in nature” activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking and other activities that the Federal Reserve Board, in consultation with the Secretary of the U.S. Treasury, determines from time to time to be financial in nature or incidental to such financial activity or is complementary to a financial activity and does not pose a safety and soundness risk.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Requirements”, included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized”

and “well managed” under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

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

Source of Strength

Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide the support. If a bank holding company were unable to pay mandated assessments in support of its subsidiary banks, the FDIC could order the sale of the bank holding company’s stock in the subsidiary banks to cover the deficiency.

Capital loans by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary banks. In addition, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary banks would be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Requirements

The Company, BancFirst, Pegasus and Worthington were required to comply with applicable capital adequacy standards established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to the Company, BancFirst, Pegasus and Worthington are based on the Basel III Capital Rules established by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

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

The Basel III Capital Rules also require a “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is 2.5%. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to the Company, BancFirst,

Pegasus and Worthington. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

The Company believes that, as of December 31, 2025, BancFirst, Pegasus, Worthington and ABOK were “well capitalized” based on the ratios provided in Note (15), “Stockholders’ Equity,” in the notes to consolidated financial statements included in Item 8.

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

The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor, currently $250,000 per depositor for each account ownership category. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC’s deposit insurance premium assessment is based on an institution’s average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, BancFirst, Pegasus and Worthington may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on BancFirst’s, Pegasus’ and Worthington's and hence the Company’s, earnings. In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment was expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC's amended restoration plan. As of June 30, 2025, the reserve ratio exceeded the statutory minimum and, beginning with third quarter 2025, the FDIC no longer operated under a restoration plan.

The Company’s FDIC deposit insurance assessment expense totaled $6.8 million, $6.3 million and $5.8 million in 2025, 2024 and 2023, respectively.

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

In May 2024, the FDIC, the Federal Housing Financing Agency, the National Credit Union Administration and the Office of the Comptroller of the Currency re-proposed rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include the Company, BancFirst and Pegasus) that were originally proposed in April 2016. In March 2025, the FDIC withdrew its proposal. The scope, content and application of the U.S. banking regulators' policies on incentive compensation may change in the future and it cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company, BancFirst, Pegasus and Worthington to hire, retain and motivate key employees.

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

In the ordinary course of business, the Company, BancFirst, Pegasus and Worthington rely on electronic communications and information systems to conduct operations and to store sensitive data. They employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Company, BancFirst, Pegasus and Worthington employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of their defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, the Company, BancFirst, Pegasus and Worthington have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, the Company, BancFirst, Pegasus and Worthington's systems and those of their customers and third-party service providers are under constant threat and it is possible that the Company, BancFirst, Pegasus or Worthington could experience a significant event in the future.

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

In October 2023, the Federal Reserve issued a proposal under which, if adopted, the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would, if adopted, adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers. The comment period for this proposal ended in May 2024, but the proposed changes have not been adopted and the extent to which any such proposed changes will impact the Company’s future revenues is currently uncertain.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account the CRA rating when considering approval of a proposed transaction. During its last examination in 2024, a rating of “satisfactory” was received by BancFirst. During its last examination in 2024, a rating of “satisfactory” was received by Pegasus. During its last examination in 2025, a rating of "satisfactory" was received by Worthington. During its last examination in 2024, a rating of "satisfactory" was received by ABOK.

On October 24, 2023, the OCC, the Federal Reserve Board and the FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as

BancFirst. The new rule is the subject of pending litigation, in which the effectiveness of the new rule was stayed, and, on March 28, 2025, the OCC, the Federal Reserve Board and the FDIC announced their intention to rescind the new rule.

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

In October 2024, the CFPB issued a final rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers, free upon request, regarding the products or services they obtain from the provider. Any such data provider is also required to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance, and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The final rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. The rule is the subject of pending litigation, in which the rule has been stayed while the CFPB considers revisions to the rule.

During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject to litigation and the staffing cuts are currently stayed pending en banc rehearing of the case. The impact of these developments on banking organizations subject to CFPB regulation is uncertain.

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

Fair Access to Financial Services

In recent years, certain states have enacted or have proposed to enact statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business or otherwise discriminating against a person or business in making available products or services on the basis of certain political or social factors or activities.

In August, 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Bank Access for all Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations or political view. The executive order directs the Secretary of the Treasury and federal banking regulators to address politicized or unlawful debanking activities.

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

ATTENTION: Hannah Andrus

Chief Financial Officer

(405) 218-4174

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

As of December 31, 2025, the price per barrel of crude oil was approximately $61 down from $72 at December 31, 2024. At December 31, 2025, the price per million British thermal units of natural gas was approximately $4.25 up from $3.02 at December 31, 2024. If oil and natural gas prices drop below the marginal cost of production for an extended period, we would expect to experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil and natural gas prices could also have a negative impact on the energy producing economies and, in particular, the economies of states such as Oklahoma and Texas, where the energy industry is a significant driver of economic activity. Although as of December 31, 2025, oil and gas loans comprised 6.4% of our loan portfolio, the impact of lower oil and natural gas prices could have an indirect impact on our other loan portfolio segments, for example, commercial real estate (“CRE”).

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate constitute a significant portion of our loan portfolio. At December 31, 2025, this percentage was approximately 71%. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for credit losses. In addition, because one to four family residential and commercial real estate loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

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

The bank failures and related negative media attention in early 2023 generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional, as well as community banks like the Company. These developments negatively impacted customer confidence in regional and community banks that were not considered too big to fail, which prompted customers to move uninsured deposits to banks that are perceived as too big to fail. Further, competition for deposits increased and available yields similarly increased, causing non-interest-bearing deposits to move to interest-bearing deposits and off-balance sheet sweep accounts. If such movement is permanent, it will reduce our net interest margin going forward. The financial impact on the Company of ongoing market volatility, continued inflation and higher interest rates will depend on future developments which are highly uncertain and difficult to predict.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, including products and services leveraging artificial intelligence (AI). In addition to better serving our customers, the effective use of technology increases our efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

While the use of AI is not material to us at this time, we expect our use of AI and the effect of AI on our business to grow. Common risks around the use of AI in certain contexts may include cybersecurity, privacy, accuracy, bias/discrimination and intellectual property risks. Regulations may limit or restrict the use of AI, or impose additional compliance requirements that could increase costs or reduce the usability or effectiveness of our products and services.

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

The current presidential administration has sought to implement regulatory reform. Changes in the regulatory environment for the banking industry, including rule-making, supervision, examination, enforcement and other executive and legislative changes add uncertainty, including timing and scope of potential changes. Additional changes in fiscal, monetary or regulatory policy may have adverse consequences including impacts to the labor market, tariffs and inflation which may impact our financial performance.

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

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Rapid, significant technological changes continue to confront the payments industry. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions for processing electronic payment transactions. These include developments in smart cards, e-commerce, mobile and radio frequency and proximity payment devices, such as contactless cards. Ongoing or increased competition in payment processing may restrict our ability to generate interchange revenue in the future. For the year ended December 31, 2025, debit card interchange revenue represented 13.6% of our noninterest income.

Consumer protection laws and the Durbin Amendment may reduce our noninterest income.

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge non-sufficient funds ("NSF") fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees, which represented 15.8% of our noninterest income for the year ended December 31, 2025. Violations of applicable consumer protection laws could result in enforcement actions and significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. In addition, we are subject to political pressures that could limit our ability to charge NSF and overdraft fees.

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

Our directors and executive officers, as a group, beneficially owned 31% of our outstanding common stock as of January 31, 2026. As a result of their ownership, the directors and executive officers have the ability for all practical purposes, by voting their shares in concert, to control the outcome of any matter submitted to our stockholders for approval, including the election of directors, which requires only a majority vote. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

Our amended certificate of incorporation, as well as certain provisions of banking law and Oklahoma corporate law, could make it difficult for a third party to acquire our company.

Oklahoma corporate law and our amended certificate of incorporation contain provisions that could delay, deter or prevent a change in control of our management or us. Together, these provisions may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices of our common stock, and also could limit the price that investors are willing to pay in the future for shares of our common stock. Additionally, provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

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

Item 2. Properties.

The principal offices of the Company are located at 100 North Broadway Ave., Oklahoma City, Oklahoma 73102.

The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank and 104 additional BancFirst branches in Oklahoma. The Company also owns properties in Oklahoma for future expansion. There are no significant encumbrances on any of these properties.

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

At December 31, 2025, the Company's wholly-owned subsidiary, ABOK had six banking locations in communities located in northeast Oklahoma. The main bank was located at 200 E Main St, Collinsville, OK 74021.

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

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

The Company’s Common Stock is listed on the NASDAQ Global Select Market System (“NASDAQ/GS”) and is traded under the symbol “BANF”. As of January 31, 2026, there were 271 holders of record of our Common Stock, which does not include stockholders whose shares are held in nominee or “street name”.

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

Stock Repurchases

The Company has adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity. In addition, the SRP may be used to purchase treasury stock for the issuance of stock related to stock-based compensation plans, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2025, up to 479,784 shares could be repurchased under the Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

No purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2025.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2025 is presented in the table below. All of the Company’s stock-based compensation plans have been approved by the Company’s stockholders. Additional information regarding stock-based compensation plans is presented in Note (13) – Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,018,771	$61.83	455,503

Performance Graph

The Company’s performance graph is incorporated by reference from “Performance Graph” contained on the last page of this 10-K report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2025. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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
•
Changes in the regulatory environment for the banking industry, including rule-making, supervision, examination and enforcement.
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

SUMMARY

The Company’s net income for 2025 was $240.6 million, or $7.11 per diluted share, compared to $216.4 million, or $6.44 per diluted share for 2024.

In 2025, net interest income increased to $490.5 million, compared to $446.9 million in 2024. Higher loan volume and growth in other earning assets were the primary drivers of the change in net interest income. The Company’s net interest margin increased to 3.74% for 2025 compared to 3.73% for 2024.

The Company recorded a provision for credit losses of $5.7 million in 2025 compared to $9.0 million in 2024. The Company's provision for credit losses decreased in 2025 primarily due to the lower loss rates experienced in more recent periods and the impact on the vintage loss analysis.

Noninterest income totaled $200.1 million in 2025 compared to $184.6 million in 2024. The increase in noninterest income was partially due to a gain on the sale of Visa B-1 stock of $4.5 million. In addition, trust revenue, treasury income, sweep fees and insurance commissions each increased during the year.

Noninterest expense was $379.8 million in 2025 compared to $347.2 million in 2024. Higher noninterest expenses in 2025 were primarily related to growth in salaries and employee benefits of $14.0 million related to annual merit increases and new hires. Also contributing to noninterest expense was an increase in net expense from other real estate owned of $7.4 million, which largely consisted of an increase in write-downs of other real estate of $4.1 million, other real estate expense of $1.8 million and a decrease in loss on sales of $1.5 million. Data processing expense increased $1.1 million in 2025 compared to 2024.

The Company’s assets at year-end 2025 totaled $14.8 billion, an increase of $1.3 billion from December 31, 2024. Loans grew $511.5 million from December 31, 2024, totaling $8.5 billion at December 31, 2025. Deposits totaled $12.7 billion at December 31, 2025 an increase of $951.8 million from December 31, 2024. Off-balance-sheet sweep accounts totaled $4.9 billion at December 31, 2025, down $262.6 million from December 31, 2024. The Company’s total stockholders’ equity totaled $1.9 billion at December 31, 2025.

Asset quality was strong through the year. Nonaccrual loans of $61.1 million representing 0.72% of total loans at December 31, 2025 relatively unchanged from $58.0 million or 0.72% of total loans at December 31, 2024. The allowance for credit losses to total loans was 1.22% at December 31, 2025, down slightly from 1.24% at December 31, 2024. Net charge-offs were $8.5 million for the year, compared to $6.3 million for the year ended December 31, 2024.

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

The allowance for credit losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The amount of the allowance for credit losses is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

To estimate expected losses using historical loss information, the Company elected to utilize a methodology known as vintage loss analysis. Vintage loss analysis measures impairment based on the age of the accounts and the historical performance of assets with similar risk characteristics. Vintage loss analysis determines expected losses by allowing the Company to calculate the cumulative loss rates of a given loan pool and, in so doing, determine the loan pool’s lifetime expected loss experience relative to the appropriate type of financial assets that share similar risk characteristics. Vintage loss analysis uses different “vintages” analyzed by year of origination through the weighted average maturity of each loan pool. The key quantitative inputs used in the Company’s estimate of the allowance for credit losses include 1) all available loan data tracked by year of origination, 2) total charge-offs for each specific loan pool recorded since year of origination, 3) recovery rate calculated by the average recovery over the previous seven years across all loan pools and 4) a weighting factor biased to more recent loss experience. The quantitative expected credit loss is calculated by dividing each year’s net charge-offs by the original balance. The respective vintage’s original balance remains the denominator in each annual calculation, as it references the specific vintage’s initial balance. The loss experience of this original balance is tracked annually and summed over the life of the loan for each separate loan pool, leaving a cumulative life of credit loss rate based on historic averages weighted towards more recent loss experience. These key quantitative inputs change from period to period as new loans are originated and charge-offs and recoveries are recognized. The recovery rate is revised on an annual basis, taking into consideration the most recent seven years. The weighting factor percentages remain static; however, the most recent year receives the highest weighting percentage.

The Senior Loan Committee (“the SLC”) approves qualitative adjustments for each loan pool. In approving the qualitative adjustments, they consider several factors, including external economic information, peer bank comparisons and experience with the loan portfolio, among others. The SLC also considers other current conditions adjustments and reasonable and supportable forecasts derived from third party information, primarily Moody’s Analytics economic scenarios. To determine the appropriateness of the economic scenarios, the Company uses judgment and statistical analysis which correlates charge-off history to the economic scenarios. The Company then forecasts future loss expectations based on the selected economic scenarios over the next 12 months, which is driven by management’s judgment of a reasonable and supportable forecast period, to arrive at an estimated qualitative adjustment attributable to economic forecasts. For periods beyond which the Company is able to make or obtain reasonable and supportable forecasts of expected credit losses, the Company reverts to historical loss information.

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

Each quarter the SLC reviews the aggregate allowance. In addition, annually or more frequently as needed, the SLC evaluates the qualitative adjustments used in the allowance based on the information described above. To facilitate the SLC’s evaluation, the Asset Quality Department performs periodic reviews of business units and reports on the adequacy of management’s identification of collateral-dependent and adversely classified loans and their adherence to loan policies and procedures.

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

The amount of accrued current and deferred income taxes is based on estimates of taxes due or receivable from taxing authorities either currently or in the future. Changes in these accruals are reported as income tax expense or benefits, and involve estimates of the various components included in determining taxable income, tax credits, other taxes and temporary differences. Changes periodically occur in the estimates due to changes in tax rates, tax laws and regulations and implementation of new tax planning strategies. The process of determining the accruals for income taxes necessarily involves the exercise of considerable judgment and consideration of numerous subjective factors.

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

The evaluation of intangible assets and goodwill for the year ended December 31, 2025 and 2024 resulted in no impairments.

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

The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the securities before recovery of the amortized cost basis. If either of these criteria is met, the security's amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2025 97.2% of the available for sale debt securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies. The Company does not consider the unrealized position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is unlikely that it will be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material.

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

RESULTS OF OPERATIONS

The following discussion and analysis presents the more significant factors that affected the Company's financial condition as of December 31, 2025 and 2024 and results of operations for each of the years then ended. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 28, 2025 (the “2024 Form 10-K”) for information about results of operations for 2024 compared with 2023, which the Company incorporates by reference.

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

Average Balances, Income, Expenses and Rates

The following tables present certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $20.9 million for the year ended December 31, 2025 compared to $20.8 million for the year ended December 31, 2024 and $21.9 million for the year ended December 31, 2023.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
Taxable Equivalent Basis
(Dollars in thousands)

	December 31, 2025			December 31, 2024			December 31, 2023
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$8,161,998	$566,155	6.94%	$7,958,463	$555,426	6.96%	$7,292,871	$467,951	6.42%
Securities – taxable	1,096,087	26,676	2.43	1,448,103	34,300	2.36	1,565,697	36,838	2.35
Securities – tax exempt	2,523	103	4.07	2,415	93	3.85	3,339	91	2.71
Federal funds sold and interest-bearing deposits with banks	3,887,286	168,067	4.32	2,553,503	134,941	5.27	2,343,182	119,486	5.10
Total earning assets	13,147,894	761,001	5.79	11,962,484	724,760	6.04	11,205,089	624,366	5.57
Nonearning assets:
Cash and due from banks	212,530			201,666			204,394
Interest receivable and other assets	873,924			810,732			814,419
Allowance for credit losses	(99,488)			(99,098)			(96,154)
Total nonearning assets	986,966			913,300			922,659
Total assets	$14,134,860			$12,875,784			$12,127,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$5,385,919	$162,133	3.01%	$4,992,037	$181,201	3.62%	$4,361,001	$142,275	3.26%
Savings deposits	1,209,949	37,193	3.07	1,076,837	36,256	3.36	1,087,642	29,575	2.72
Time deposits	1,609,022	65,986	4.10	1,219,253	55,450	4.54	797,179	23,196	2.91
Short-term borrowings	7,046	289	4.10	4,999	235	4.69	6,432	312	4.84
Long-term borrowings	2,458	44	1.79	—	—	—	—	—	—
Subordinated debt	86,184	4,122	4.78	86,127	4,123	4.77	86,070	4,122	4.79
Total interest-bearing liabilities	8,300,578	269,767	3.25	7,379,253	277,265	3.75	6,338,324	199,480	3.15
Interest-free funds:
Noninterest-bearing deposits	3,937,258			3,842,049			4,343,646
Interest payable and other liabilities	170,203			138,007			108,438
Stockholders’ equity	1,726,821			1,516,475			1,337,340
Total interest free funds	5,834,282			5,496,531			5,789,424
Total liabilities and stockholders’ equity	$14,134,860			$12,875,784			$12,127,748
Net interest income		$491,234			$447,495			$424,886
Net interest spread			2.54%			2.29%			2.42%
Effect of interest free funds			1.20%			1.44%			1.37%
Net interest margin			3.74%			3.73%			3.79%

The following table depicts, for the periods indicated, selected income statement data and other selected data:

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	At and for the Year Ended December 31,
	2025	2024	2023
Income Statement Data
Net interest income	$490,487	$446,874	$424,456
Provision for credit losses	5,670	9,004	7,458
Noninterest income	200,141	184,575	185,408
Noninterest expense	379,840	347,164	332,458
Net income	240,610	216,354	212,465
Per Common Share Data
Net income – basic	$7.22	$6.55	$6.45
Net income – diluted	7.11	6.44	6.34
Cash dividends	1.90	1.78	1.66
Selected Financial Ratios
Performance ratios:
Return on average assets	1.70%	1.68%	1.75%
Return on average stockholders’ equity	13.93	14.23	15.89
Cash dividends payout ratio	26.32	27.18	25.74
Net interest spread	2.54	2.29	2.42
Net interest margin	3.74	3.73	3.79
Efficiency ratio	55.00	54.98	54.51

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased $43.6 million in 2025. The primary driver of the increase in net interest income was higher loan volume and growth in other earning assets.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2025 and 2024. See “Maturity and Rate Sensitivity of Loans” for additional discussion.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2025			Change in 2024
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$10,729	$11,827	$(1,098)	$87,475	$43,089	$44,386
Securities—taxable	(7,624)	(8,348)	724	(2,538)	(3,152)	614
Securities—tax exempt	10	2	8	2	(21)	23
Federal funds sold and interest-bearing deposits with banks	33,126	69,705	(36,579)	15,455	10,759	4,696
Total interest income	36,241	73,186	(36,945)	100,394	50,675	49,719
Interest Expense:
Money market and interest-bearing checking deposits	(19,068)	17,893	(36,961)	38,926	24,697	14,229
Savings deposits	937	4,371	(3,434)	6,681	(294)	6,975
Time deposits	10,536	17,897	(7,361)	32,254	12,675	19,579
Short-term borrowings	54	142	(88)	(77)	(85)	8
Long-term borrowings	44	44	—	—	—	—
Subordinated debt	(1)	(10)	9	1	3	(2)
Total interest expense	(7,498)	40,337	(47,835)	77,785	36,996	40,789
Net interest income	$43,739	$32,849	$10,890	$22,609	$13,679	$8,930
(1) The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Provision for Credit Losses

The Company's provision for credit losses decreased in 2025 primarily due to the lower loss rates observed in more recent periods and the impact on the vintage loss analysis. The Company establishes an allowance as an estimate of the current expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change which could affect the amount of future provisions for credit losses.

Net loan charge-offs were $8.5 million for 2025 compared to $6.3 million for 2024. The net charge-offs equated to 0.10% and 0.08% of average loans for 2025 and 2024, respectively. The rate of net charge-offs to average total loans continues to be at a low level. A more detailed discussion of the allowance for credit losses is provided under “Loans.”

Noninterest Income

Total noninterest income increased by $15.6 million, or 8.4% for 2025 compared to 2024. The increase in noninterest income was partially due to a gain on the sale of Visa B-1 stock of $4.5 million. Other drivers of the increase in noninterest income include increased income from sweep fees of $3.5 million along with increases in trust revenue of $1.3 million, treasury income of $1.4 million, insurance commissions of $1.5 million, service charges on deposits of $1.5 million and gain on sale of other assets of $1.0 million.

The Company’s operating noninterest income has generally increased over time due to enhanced product lines, acquisitions and internal deposit account growth.

The Company earned $3.2 million on the sale of loans in 2025 compared to $2.7 million in 2024.

Noninterest income included NSF and overdraft fees totaling $31.6 million and $31.1 million in 2025 and 2024, respectively. This represents 15.8% and 16.8% of the Company’s noninterest income for the years 2025 and 2024, respectively. In addition, the Company had debit card usage and interchange fees totaling $27.2 million and $26.8 million for the years 2025 and 2024, respectively. This represents 13.6% and 14.5% of the Company’s noninterest income for the years 2025 and 2024, respectively.

Noninterest Expense

Total noninterest expense increased by $32.7 million, or 9.4% for 2025 compared to 2024. Higher noninterest expenses in 2025 were primarily related to growth in salaries and employee benefits of $14.0 million related to annual merit increases and new hires. In addition, net expense from other real estate owned increased $7.4 million, which largely consisted of an increase in write-downs of other real estate of $4.1 million, other real estate expense of $1.8 million and was partially offset by a decrease in loss on sales of $1.5 million. Data processing expense increased $1.1 million in 2025 compared to 2024. Occupancy expense increased $3.0 million, due largely to repairs and maintenance. In addition, included in other, the Company recorded an expense related to the disposition of certain equity investments no longer permissible under the Volcker Rule, which prohibits banks with more than $10 billion in assets from holding certain private equity investments.

Noninterest expense included deposit insurance expense, which totaled $6.8 million for the year ended December 31, 2025, compared to $6.4 million for the year ended December 31, 2024.

Income Taxes

Income tax expense totaled $64.5 million in 2025, compared to $58.9 million in 2024. The effective tax rates for 2025 and 2024 were 21.1% and 21.4% respectively.

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

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)
	At and for the Year Ended December 31,
	2025	2024
Balance Sheet Data
Total assets	$14,838,893	$13,554,314
Debt securities	924,948	1,211,754
Total loans (net of unearned interest)	8,544,634	8,033,183
Allowance for credit losses	104,299	99,497
Deposits	12,670,393	11,718,546
Subordinated debt	86,214	86,157
Stockholders’ equity	1,854,125	1,621,187
Book value per share	55.28	48.81
Tangible book value per share (non-GAAP)(1)	49.20	42.92
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders’ equity	$1,854,125	$1,621,187
Less goodwill	182,739	182,263
Less intangible assets, net	21,357	13,158
Tangible stockholders' equity (non-GAAP)	$1,650,029	$1,425,766
Common shares outstanding	33,539,032	33,216,519
Tangible book value per share (non-GAAP)	$49.20	$42.92
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits	67.22%	71.50%
Average earning assets to total assets	93.02	92.91
Average stockholders’ equity to average assets	12.22	11.78
Asset Quality Ratios:
Nonaccrual loans to total loans	0.72%	0.72%
Allowance for credit losses to total loans	1.22	1.24
Allowance for credit losses to nonaccrual loans	170.62	171.59
Net charge-offs to average loans	0.10	0.08

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

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. The Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period, which decreased during the last four months of 2025 from 4.40% to 3.65%. The rate decreased from 5.40% to 4.40% during the last four months of 2024.

The amount of cash, federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing and the Company’s liquidity and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks increased by $941.6 million, or 26.5%, to $4.5 billion, from December 31, 2024 to December 31, 2025. The increase was related to an increase of interest-bearing deposits in addition to maturing securities.

Securities

For the year ended December 31, 2025, total debt securities decreased $286.8 million. Debt securities available for sale represented 99.9% of the total debt securities portfolio at both December 31, 2025 and December 31, 2024. Debt securities available for sale had a net unrealized loss, before taxes, of $10.8 million at December 31, 2025, compared to $43.1 million at December 31, 2024. These unrealized losses, net of income taxes, of $8.3 million at December 31, 2025 and $32.9 million at December 31, 2024 are included in the Company’s stockholders’ equity as accumulated other comprehensive loss. The Company did not recognize a gain or loss on debt securities during the years ended December 31, 2025 or 2024. The Company purchased a total of $371.3 million of debt securities in 2025 compared to $375.4 million of debt securities in 2024. In addition, the Company had maturities and paydowns of debt securities totaling $709.2 million in 2025 and $742.3 million in 2024.

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

Management has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, the Company also has the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. As of December 31, 2025, the Company had net unrealized losses largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decrease. Furthermore, as of December 31, 2025, management had no intent or requirement to sell before the recovery of the unrealized loss.

See Note (4) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Securities.

WEIGHTED AVERAGE YIELD OF DEBT SECURITIES

The following table summarizes the maturity distribution schedule with corresponding weighted average taxable equivalent yields of the debt securities portfolio at December 31, 2025. The following table presents securities at their expected maturities, which may differ from contractual maturities. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds. For the interest rate sensitivity of debt securities see the table in item 7A.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
Mortgage-backed securities	$—	—%	$1	4.96%	$—	—%	$—	—%	$1	4.96%
State and political subdivisions	60	2.63	—	—	—	—	—	—	60	2.63
Other securities	500	4.79	—	—	—	—	—	—	500	4.79
Total	$560	4.56	$1	4.96	$—	—	$—	—	$561	4.56
Percentage of total	99.9%		0.1%		—%		—%		100.0%
Available for Sale
U.S. Treasury, other federal agencies and mortgage-backed securities	$305,426	1.91%	$579,107	2.74%	$11,506	3.78%	$2,516	3.02%	$898,555	2.47%
State and political subdivisions	1,657	5.29	14,351	3.76	—	—	497	3.81	16,505	3.92
Other securities	—	—	—	—	9,327	5.31	—	—	9,327	5.31
Total	$307,083	1.93	$593,458	2.77	$20,833	4.47	$3,013	3.15	$924,387	2.53
Percentage of total	33.2%		64.2%		2.3%		0.3%		100.0%
Total debt securities	$307,643	1.94%	$593,459	2.77%	$20,833	4.47%	$3,013	3.15%	$924,948	2.53%
Percentage of total	33.3%		64.2%		2.2%		0.3%		100.0%
* Yield is on a taxable-equivalent basis using a 21% tax rate.

Loans

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans held for investment increased $507.7 million, or 6.3% in 2025, as a result of internal loan growth and its acquisition of ABOK. The acquisition of ABOK added $243.1 million of the increase in loans held for investment. In addition, of the total increase in loans, commercial real estate loans made up the largest increase with $242.0 million, or 47.7%, residential real estate loans increased $204.8 million, or 40.3% and consumer non-real estate loans increased $54.8 million, or 10.8%. Construction and development loans decreased $99.4 million, or 19.6% in 2025. The preponderance of internal loan growth was from the Company's Oklahoma subsidiary BancFirst.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in real estate, light manufacturing, retail and service industries. Consumer non-real estate loans were comprised primarily of loans to individuals for automobiles.

LOANS HELD FOR INVESTMENT BY CATEGORY

	December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate owner occupied	$955,171	11.19%	$931,709	11.61%
Commercial real estate non-owner occupied	1,797,066	21.06	1,578,483	19.67
Construction and development < 60 months	657,312	7.70	756,662	9.43
Construction residential real estate < 60 months	269,357	3.16	250,373	3.12
Residential real estate first lien	1,583,229	18.56	1,431,265	17.84
Residential real estate all other	328,291	3.85	275,461	3.43
Agriculture	491,776	5.76	449,190	5.60
Commercial non-real estate	1,374,609	16.11	1,363,462	16.99
Consumer non-real estate	533,415	6.25	478,647	5.96
Oil and gas	542,627	6.36	509,858	6.35
Total loans	$8,532,853	100.00%	$8,025,110	100.00%

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

The following table presents the maturity distribution of loans held for investment at December 31, 2025. Many of the loans with maturities of one year or less are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 64% of loans had adjustable interest rates at December 31, 2025.

	Loans Maturing
	Within One Year	After One But Within Five Years	After Five Years But Within Fifteen Years	After Fifteen Years	Total
December 31, 2025	(Dollars in thousands)
Commercial real estate owner occupied	$79,823	$220,410	$469,724	$185,214	$955,171
Commercial real estate non-owner occupied	380,729	710,959	590,424	114,954	1,797,066
Construction and development < 60 months	280,501	252,859	92,626	31,326	657,312
Construction residential real estate < 60 months	236,226	26,544	2,919	3,668	269,357
Residential real estate first lien	124,309	204,071	448,791	806,058	1,583,229
Residential real estate all other	66,899	112,161	77,776	71,455	328,291
Agriculture	152,801	79,753	131,052	128,170	491,776
Commercial non-real estate	559,055	607,003	170,828	37,723	1,374,609
Consumer non-real estate	48,602	366,957	115,060	2,796	533,415
Oil and gas	293,121	232,775	13,343	3,388	542,627
Total loans	$2,222,066	$2,813,492	$2,112,543	$1,384,752	$8,532,853
Percentage of total	26.04%	32.97%	24.76%	16.23%	100.00%

The interest rate composition of loans with a maturity date over one year are presented below based on contractual terms.

	Loans Maturing after One Year
	Predetermined (Fixed) Interest Rate	Floating Interest Rate	Total
December 31, 2025	(Dollars in thousands)
Commercial real estate owner occupied	$241,477	$633,871	$875,348
Commercial real estate non-owner occupied	564,094	852,243	1,416,337
Construction and development < 60 months	57,870	318,941	376,811
Construction residential real estate < 60 months	4,488	28,643	33,131
Residential real estate first lien	283,727	1,175,193	1,458,920
Residential real estate all other	46,809	214,583	261,392
Agriculture	69,464	269,511	338,975
Commercial non-real estate	460,015	355,539	815,554
Consumer non-real estate	452,408	32,405	484,813
Oil and gas	78,098	171,408	249,506
Total	$2,258,450	$4,052,337	$6,310,787

NONPERFORMING ASSETS

The following table summarizes nonperforming assets.

	December 31,
	2025	2024
	(Dollars in thousands)
Past due 90 days or more and still accruing	$8,115	$7,739
Nonaccrual (1)	61,130	57,984
Total nonperforming loans	69,245	65,723
Other real estate owned and repossessed assets	49,134	33,665
Total nonperforming assets	$118,379	$99,388

(1) Government agencies guarantee approximately $10.6 million of nonaccrual loans at December 31, 2025, and $9.0 million at December 31, 2024.

Nonaccrual Loans

Nonaccrual loans increased $3.1 million during 2025. Although nonaccrual loans increased during 2025, they represent only 0.72% of loans at December 31, 2025. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of $4.9 million for 2025 and $3.5 million for 2024. Only a small amount of this interest is expected to be ultimately collected.

The classification of a loan as nonaccrual does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonaccrual loans has been considered in the determination of the allowance for credit losses. The level of nonaccrual loans and credit losses could rise over time as a result of adverse economic conditions. At December 31, 2025, the allowance for credit losses as a percentage of nonaccrual loans was 170.6%, compared to 171.6%, at the end of 2024.

Modified Loans

The Company evaluates, based on the accounting for loan modifications, whether the modification represents a new loan or a continuation of an existing loan when a borrower is experiencing financial difficulty. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of loans modified during the year ended December 31, 2025 was approximately $6.4 million. The recorded balance of loans modified during the year ended December 31, 2024 was approximately $14.8 million.

Other Real Estate Owned and Repossessed Assets

Other real estate owned ("OREO") and repossessed assets increased $15.5 million in 2025. OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals of the properties, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense. The Company's write-downs in OREO totaled $8.2 million for 2025 and $4.0 million for 2024.

During the twelve months ended December 31, 2025, the Company foreclosed on a construction and development real estate loan and recorded $15.6 million in OREO, which was the primary reason for the increase in OREO. In addition, as of both December 31, 2025 and December 31, 2024, OREO included a commercial real estate property recorded at approximately $24.7 million and $28.1 million, respectively. The decrease for this commercial real estate property was due to write downs during the year ended December 31, 2025.

Rental income for OREO properties is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for OREO properties is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

The Company's total rental income and operating expenses from OREO are presented in the following table:

	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Rental income	$12,691	$12,231	$11,801
Operating expense	12,311	10,504	11,429

Allowance for Credit Losses/Fair Value Adjustments on Acquired Loans

The Company determines its provision for credit losses and allowance for credit losses using the expected loss methodology that is referred to as the CECL model. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. At December 31, 2025, the allowance for credit losses to total loans stood at 1.22% of total loans, compared to 1.24% at December 31, 2024.

The overall credit quality of the Company’s loan portfolio has remained strong. Net charge-offs were $8.5 million and $6.3 million for the years ended 2025 and 2024, respectively. The amount of net loan charge-offs is relatively low, equating to 0.10% and 0.08% of average total loans for the years ended December 31, 2025 and 2024, respectively. If unforeseen adverse changes occur in the national or local economy, or in the credit markets, it would be reasonable to expect that the allowance for credit losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

The following table is a break-out of the allowance for credit losses:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Commercial real estate owner occupied	$6,937	$6,869
Commercial real estate non-owner occupied	33,266	33,097
Construction and development < 60 months	4,682	8,671
Construction residential real estate < 60 months	2,868	2,336
Residential real estate first lien	7,499	4,568
Residential real estate all other	1,775	1,741
Agriculture	5,258	5,696
Commercial non-real estate	26,926	24,150
Consumer non-real estate	7,952	4,833
Oil and gas	7,136	7,536
Total	$104,299	$99,497

The following table is a break-out of net charge-offs/(recoveries) and the break-out of the percent of average loans in each category:

	December 31,
	2025		2024
	Amount	% of Avg Loans	Amount	% of Avg Loans
	(Dollars in thousands)
Commercial real estate owner occupied	$102	0.00%	$(70)	0.00%
Commercial real estate non-owner occupied	1,471	0.02	142	—
Construction and development < 60 months	3,963	0.05	—	—
Construction residential real estate < 60 months	26	—	3	—
Residential real estate first lien	120	—	229	0.01
Residential real estate all other	124	—	159	—
Agriculture	37	—	123	—
Commercial non-real estate	706	0.01	3,952	0.05
Consumer non-real estate	1,984	0.02	1,677	0.02
Oil and gas	—	—	92	—
Total	$8,533	0.10%	$6,307	0.08%

Fair Value Adjustments on Acquired Loans

The fair value adjustment on acquired loans can consist of a credit component and a rate component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was a $841,000 discount at December 31, 2025 and a $1.1 million discount at December 31, 2024. The rate component was $417,000 at December 31, 2025 and $472,000 at December 31, 2024. These fair value adjustments will be accreted to income over the remaining life of the loans. The acquired loans outstanding were $504.0 million and $262.2 million, at December 31, 2025 and 2024, respectively.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $204.1 million and $195.4 million at December 31, 2025 and December 31, 2024. On November 17, 2025, the Company acquired American Bank of Oklahoma and recorded a core deposit intangible of approximately $11.6 million and goodwill of approximately $476,000. See Note (7) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s intangible assets and goodwill.

See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

Other assets include the cash surrender value of key-man life insurance policies totaling $94.2 million at December 31, 2025 and $84.4 million at December 31, 2024.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $21.2 million at December 31, 2025 and $10.5 million at December 31, 2024. They require a daily margin to be posted, which fluctuates with oil and gas prices and customer activity. The Company had a margin liability included in other liabilities in the amount of $7.4 million at December 31, 2025. The Company had a margin asset included in other assets in the amount of $463,000 at December 31, 2024. See Note (22) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the balance sheet. The Company invests in equity securities without readily determinable fair values. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $9.3 million at December 31, 2025 and $13.4 million at December 31, 2024. The decrease in equity securities was due to a disposition of certain equity investments no longer permissible under the Volcker Rule, which prohibits banks with more than $10 billion in assets from holding certain private equity investments. The Company reviews its portfolio of equity securities for impairment at least quarterly.

Low-Income Housing Tax Credit Investments

The Company invests in affordable housing projects that qualify for the low-income housing tax credit (LIHTC), which is designed to promote private development of low-income housing. The Company’s LIHTC investments were $94.9 million and $58.6 million at December 31, 2025 and 2024, respectively and are included in other assets on the consolidated balance sheet. Unfunded commitments to these investments as of December 31, 2025 totaled $63.5 million.

New Market Tax Credit Investments

The Company invests in active low-income community businesses that qualify for New Market Tax Credits. New Market Tax Credit investments are made through Community Development Entities and such entities are qualified through the US Department of the Treasury. The Company’s NMTC investments were $8.9 million and $7.5 million at December 31, 2025 and 2024, respectively and are included in other assets on the consolidated balance sheet. There are no unfunded commitments.

Historic Tax Credit Investments

The Company invests in rehabilitation projects that qualify for Historic Tax Credits. Total Historic Tax Credit investments were $8.6 million and $6.3 million at December 31, 2025 and 2024, respectively, and are included in other assets on the consolidated balance sheet. Unfunded commitments to these investments as of December 31, 2025 totaled $2.6 million.

See Note (6) of the Notes to Consolidated Financial Statements for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. The Company is highly liquid, with percent of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets of 30.3% at December 31, 2025, compared to 26.2% at December 31, 2024. The increase was related to an increase in interest-bearing deposits in addition to maturing securities.

Historically, BancFirst has more liquidity than its peers. This liquidity positions BancFirst to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from BancFirst and its ability to obtain financing and or raise capital. Banking regulations limit bank dividends based upon net earnings retained by BancFirst and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2026, BancFirst had approximately $204.9 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2025, BancFirst declared four common stock dividends totaling $75.8 million and two preferred stock dividends totaling $1.9 million to BancFirst Corporation. During 2025, Pegasus declared special dividends totaling $7.4 million to BancFirst Corporation.

Deposits

At December 31, 2025, deposits totaled $12.7 billion, an increase of $951.8 million from December 31, 2024. The increase was primarily related to organic growth in interest-bearing deposits as well as its acquisition of ABOK, which added $329.5 million at December 31, 2025. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits was 94.8% at December 31, 2025 and 95.5% December 31, 2024. Noninterest-bearing deposits to total deposits were 30.8% at December 31, 2025, compared to 33.3% at December 31, 2024.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $4.3 billion and $4.0 billion at December 31, 2025 and 2024, respectively, as calculated per regulatory guidance. This was approximately 34% of deposits at both December 31, 2025 and 2024.

Off-balance-sheet sweep accounts totaled $4.9 billion at December 31, 2025, compared to $5.2 billion at December 31, 2024. The movement of customers' funds into the Company's off-balance-sheet sweep accounts affected the balances of both cash and deposits.

ANALYSIS OF AVERAGE DEPOSITS

The following table sets forth average deposits and rates paid by category:

	Year Ended December 31,
	2025		2024
	(Dollars in thousands)
	Average Balance	Average Rate	Average Balance	Average Rate
Average Balances
Noninterest-bearing demand deposits	$3,937,258	N/A	$3,842,049	N/A
Money market and interest-bearing checking deposits	5,385,919	3.01%	4,992,037	3.62%
Savings deposits	1,209,949	3.07	1,076,837	3.36
Time deposits	1,609,022	4.10	1,219,253	4.54
Total deposits	$12,142,148	3.23%	$11,130,176	3.74%

MATURITY OF TIME DEPOSITS

The following table shows the maturity of time deposits that are in excess of the Federal Deposit Insurance Corporation's insurance limit:

December 31, 2025
(Dollars in thousands)
Three months or less	$200,979
Over three months through six months	69,681
Over six months through twelve months	79,403
Over twelve months	54,180
Total	$404,243

At December 31, 2025, 86.6% of the Company’s uninsured time deposits mature in one year or less.

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

Capital Resources

Stockholders’ equity totaled $1.9 billion at December 31, 2025, compared to $1.6 billion at December 31, 2024. In addition to net income of $240.6 million, other changes in stockholders’ equity during the year ended December 31, 2025 included $4.7 million in common stock issuances related to stock-based compensation plans, $22.7 million in common stock issuances related to the acquisition of ABOK, $3.7 million related to stock-based compensation arrangements, and a $24.6 million increase in other comprehensive income, that were partially offset by $63.4 million in dividends. The Company’s average stockholders’ equity to average assets for 2025 was 12.22% compared to 11.78% for 2024. The Company’s leverage ratio and total risk-based capital ratios at December 31, 2025 were well in excess of the regulatory requirements. Banking institutions are generally expected to maintain capital well above the minimum levels. The Company’s trust preferred securities qualify as Tier 1 capital and its Subordinated Notes qualify as Tier 2 capital under bank regulatory guidelines.

See Note (15) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

See Note (11) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Subordinated Debt.

On August 5, 2025, the Company filed with the Securities and Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3, which became effective upon filing with the SEC. Under the shelf registration, the Company may offer and sell, from time to time, an indeterminate amount of its common stock in one or more future offerings.

The Company has adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity. In addition, the SRP may be used to purchase treasury stock for the issuance of stock related to stock-based compensation plans, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP is determined by management and approved by the Company’s Executive Committee. At December 31, 2025, up to 479,784 shares could be repurchased under the SRP. No shares were repurchased for the year ended December 31, 2025 or 2024.

Future dividend payments will be determined by the Company’s Board of Directors considering the earnings, financial condition and capital needs of the Company, BancFirst, Pegasus, Worthington, ABOK, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2026.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

Liquidity Risk and Off-Balance Sheet Arrangements

Liquidity is the ability to meet financial obligations through the maturity or sale of existing assets or the acquisition of additional funds. Various financial obligations, including contractual obligations and commercial commitments, may require future cash payments by the Company. Certain obligations are recognized on the Consolidated Balance Sheets, while others are off-balance sheet under U.S. generally accepted accounting principles. The Company currently has 7.20% Junior Subordinated Debentures, Subordinated Notes, operating and financing lease payments, time deposit payments, low-income housing partnership commitments and historic tax credit commitments. The Company’s 7.20% Junior Subordinated Debentures mature on March 31, 2034. The Company's Subordinated Notes mature on June 30, 2036. The Company has consistently generated positive net income and the Company currently expects to have positive net income for 2026. Management does not currently know of any trends that would cause the Company to be unable to provide for current obligations in the next twelve months.

Refer to Notes 6, 8, 11, 19 and 20 to the consolidated financial statements for further information regarding these contractual obligations.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit, which involve elements of credit and interest-rate risk to varying degrees. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument’s contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the consolidated balance sheet. The Company had $2.4 billion and $2.5 billion in loan commitments at December 31, 2025 and 2024, respectively. The Company had $87.8 million and $102.6 million in stand-by letters of credit at December 31, 2025 and 2024, respectively. Loan commitments are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments generally have fixed expiration dates or other termination clauses. Since many of the instruments are expected to expire without being drawn upon, the total amounts do not necessarily represent commitments that will be funded in the future.

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

The Company seeks to reduce volatility in its net interest margin and net interest income through periods of changing interest rates. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”). The ALCO establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of tools are used to evaluate the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships. The ALCO also utilizes an earnings simulation model as a quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income over the next twelve months. These simulations incorporate assumptions regarding changes in interest rates and the maturity and repricing of earning assets and interest-bearing liabilities. The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities. As of December 31, 2025, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 4.93% and 10.06%, respectively, relative to the base case over the next twelve months. Conversely, the model simulation projected that a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 7.24% relative to the base case over the next twelve months.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2025.

	Avg.	Expected Maturity / Principal Repayments at December 31,
	Rate	2026	2027	2028	2029	2030	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans held for investment	6.94%	$4,095,232	$1,275,292	$1,125,297	$579,263	$528,599	$929,170	$8,532,853	$9,276,411
Debt securities	2.44	312,286	333,545	252,177	1,902	692	35,176	935,778	924,948
Federal funds sold and interest-bearing deposits	4.32	4,269,118	—	—	—	—	—	4,269,118	4,269,118
Interest Sensitive Liabilities
Savings and interest- bearing deposits	3.02	6,928,944	—	—	—	—	—	6,928,944	6,930,813
Time deposits	4.10	1,556,669	153,477	78,160	18,121	37,334	75	1,843,836	1,845,101
Short-term borrowings	4.10	10,010	—	—	—	—	—	10,010	10,010
Long-term borrowings	1.79	6,000	—	—	—	—	6,000	12,000	11,760
Subordinated debt	4.78	—	—	—	—	—	86,214	86,214	81,936
Off-Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	4,188
Letters of credit		—	—	—	—	—	—	—	659

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

Shareholders, Board of Directors, and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (the “Company”) as of December 31, 2025 and 2024 the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans – Qualitative Adjustment

Description of the Matter

The Company’s loan portfolio totaled $8.5 billion and the allowance for credit losses on loans was $104.3 million as of December 31, 2025, respectively. As more fully described in Notes 1 and 5 to the financial statements, the allowance for credit losses – loans (ACL) estimate lifetime expected credit losses for loans. The estimate of ACL considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company measures expected credit losses of loans on a pool basis when the loans share similar characteristics. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation.

Historical loss rates are analyzed and applied to their respective loan segments comprised of loans not subject to individual evaluation. The Company utilizes a methodology known as vintage loss analysis for substantially all its loan portfolio. Vintage loss analysis measures impairment based on the age of the accounts and the historical asset performance of assets with similar risk characteristics. Vintage loss analysis determines expected losses by calculating the cumulative loss rates of a given loan pool over the expected pool’s life. Historical loss rates are qualitatively adjusted for significant factors that, in management’s judgment, reflect the impact of current conditions on loss recognition. These adjustments are based on information obtained from external sources and consideration of other internal information. They are included in the ACL model for a reasonable and supportable forecast period, with loss factors reverting to historical loss rates. Management continually re-evaluates the other subjective and forecast factors in its ACL analysis.

How the Critical Audit Matter was Addressed in the Audit

We identified the allowance for credit losses, and more specifically the qualitative factor applied in the allowance, as a critical audit matter. The principal consideration for our determination of the qualitative factor adjustments as a critical audit matter is the high degree of judgment and subjectivity relating to management’s identification and measurement of the qualitative factor. Therefore, applying audit procedures required a higher degree of auditor judgment and subjectivity due to the nature and extent of audit evidence and effort required to address this matter.

The primary procedures we performed related to this critical audit matter included:

•
Obtained an understanding of the Company’s process for establishing the qualitative adjustment.
•
Evaluated and tested the design and operating effectiveness of controls over (1) the establishment of qualitative factors, (2) completeness and accuracy of key inputs and assumptions used in the model, and (3) the governance of the credit loss methodology, including the review and approval of the qualitative reserve.
•
Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2013.

Oklahoma City, Oklahoma

February 26, 2026

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2025	2024
ASSETS
Cash and due from banks	$226,954	$237,840
Interest-bearing deposits with banks	4,177,406	3,315,932
Federal funds sold	91,712	715
Debt securities held for investment (fair value: $561 and $837, respectively)	561	837
Debt securities available for sale at fair value	924,387	1,210,917
Loans held for sale	11,781	8,073
Loans held for investment (net of unearned interest)	8,532,853	8,025,110
Allowance for credit losses	(104,299)	(99,497)
Loans, net of allowance for credit losses	8,428,554	7,925,613
Premises and equipment, net	325,890	295,943
Other real estate owned	47,909	33,051
Intangible assets, net	21,357	13,158
Goodwill	182,739	182,263
Accrued interest receivable and other assets	399,643	329,972
Total assets	$14,838,893	$13,554,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,897,613	$3,907,060
Interest-bearing	8,772,780	7,811,486
Total deposits	12,670,393	11,718,546
Short-term borrowings	10,010	—
Long-term borrowings	12,000	—
Accrued interest payable and other liabilities	206,151	128,424
Subordinated debt	86,214	86,157
Total liabilities	12,984,768	11,933,127
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 33,539,032 and 33,216,519, respectively	33,539	33,217
Capital surplus	217,843	187,062
Retained earnings	1,611,017	1,433,768
Accumulated other comprehensive loss, net of tax benefit of $2,556 and $10,191, respectively	(8,274)	(32,860)
Total stockholders' equity	1,854,125	1,621,187
Total liabilities and stockholders' equity	$14,838,893	$13,554,314

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
INTEREST INCOME
Loans, including fees	$565,429	$554,824	$467,540
Securities:
Taxable	26,676	34,300	36,838
Tax-exempt	81	74	72
Federal funds sold	464	33	226
Interest-bearing deposits with banks	167,604	134,908	119,260
Total interest income	760,254	724,139	623,936
INTEREST EXPENSE
Deposits	265,312	272,907	195,046
Short-term borrowings	289	235	312
Long-term borrowings	44	—	—
Subordinated debt	4,122	4,123	4,122
Total interest expense	269,767	277,265	199,480
Net interest income	490,487	446,874	424,456
Provision for credit losses on loans	4,947	9,004	7,458
Provision for off-balance sheet credit exposures	723	—	—
Total provision for credit losses	5,670	9,004	7,458
Net interest income after provision for credit losses	484,817	437,870	416,998
NONINTEREST INCOME
Trust revenue	23,117	21,801	18,784
Service charges on deposits	71,069	69,564	77,367
Securities transactions	383	97	(1,828)
Sales of loans	3,163	2,676	2,607
Insurance commissions	34,927	33,428	30,615
Cash management	41,082	36,210	30,716
Gain/(loss) on sale of other assets	955	(12)	1,603
Other	25,445	20,811	25,544
Total noninterest income	200,141	184,575	185,408
NONINTEREST EXPENSE
Salaries and employee benefits	225,991	211,998	199,986
Occupancy, net	25,170	22,192	21,027
Depreciation	19,096	18,135	18,657
Amortization of intangible assets	3,446	3,546	3,532
Data processing services	11,819	10,758	8,368
Net expense from other real estate owned	20,421	13,055	15,938
Marketing and business promotion	10,033	9,389	9,114
Deposit insurance	6,828	6,350	5,827
Other	57,036	51,741	50,009
Total noninterest expense	379,840	347,164	332,458
Income before taxes	305,118	275,281	269,948
Income tax expense	64,508	58,927	57,483
Net income	$240,610	$216,354	$212,465
NET INCOME PER COMMON SHARE
Basic	$7.22	$6.55	$6.45
Diluted	$7.11	$6.44	$6.34
OTHER COMPREHENSIVE INCOME:
Unrealized gains on available for sale debt securities, net of tax expense of $7,635, $5,282 and $6,634, respectively	$24,586	$17,182	$21,521
Other comprehensive income, net of tax expense of $7,635, $5,282 and $6,634, respectively	24,586	17,182	21,521
Comprehensive income	$265,196	$233,536	$233,986

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	33,216,519	$33,217	32,933,018	$32,933	32,875,560	$32,876
Shares issued for stock-based compensation plans	118,278	118	283,501	284	78,160	78
Shares issued for acquisition	204,235	204	—	—	—	—
Shares acquired and canceled	—	—	—	—	(20,702)	(21)
Issued at end of period	33,539,032	$33,539	33,216,519	$33,217	32,933,018	$32,933

CAPITAL SURPLUS
Balance at beginning of period		$187,062		$174,695		$169,231
Common stock issued for stock-based compensation plans		4,563		8,915		2,465
Common stock issued for acquisition		22,492		—		—
Stock-based compensation arrangements		3,726		3,452		2,999
Balance at end of period		$217,843		$187,062		$174,695

RETAINED EARNINGS
Balance at beginning of period		$1,433,768		$1,276,305		$1,120,292
Net income		240,610		216,354		212,465
Dividends on common stock ($1.90, $1.78 and $1.66 per share, respectively)		(63,361)		(58,891)		(54,653)
Common stock acquired and canceled		—		—		(1,799)
Balance at end of period		$1,611,017		$1,433,768		$1,276,305

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains/(losses) on available for sale debt securities:
Balance at beginning of period		$(32,860)		$(50,042)		$(71,563)
Net change		24,586		17,182		21,521
Balance at end of period		$(8,274)		$(32,860)		$(50,042)
Total stockholders’ equity		$1,854,125		$1,621,187		$1,433,891

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$240,610	$216,354	$212,465
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	5,670	9,004	7,458
Depreciation and amortization	22,542	21,681	22,189
Net amortization of securities premiums and discounts	(722)	(1,052)	(1,269)
Realized securities (gains)/losses	(383)	(97)	1,828
Gain on sales of loans	(3,163)	(2,676)	(2,607)
Cash receipts from the sale of loans originated for sale	186,181	154,993	149,825
Cash disbursements for loans originated for sale	(186,726)	(156,901)	(144,476)
Deferred income tax benefit	(904)	(2,203)	(2,787)
Gain on sale of other real estate owned and other assets	(965)	(1,448)	(2,330)
Decrease (increase) in interest receivable	2,004	(636)	(9,876)
Increase in interest payable	45	6,453	7,719
Amortization of stock-based compensation arrangements	3,726	3,452	2,999
Excess tax benefit from stock-based compensation arrangements	(2,062)	(4,071)	(899)
Other, net	19,425	18,347	(7,194)
Net cash provided by operating activities	285,278	261,200	233,045
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	13,724	—	8,045
Net decrease in federal funds sold	6,304	601	1,534
Purchases of available for sale debt securities	(371,326)	(375,443)	(454,019)
Proceeds from maturities, calls and paydowns of held for investment debt securities	91	354	1,351
Proceeds from maturities, calls and paydowns of available for sale debt securities	709,117	741,946	467,601
Purchase of equity securities	(371)	(409)	(310)
Proceeds from paydowns and sales of equity securities	5,179	405	850
Net change in loans	(287,745)	(387,852)	(719,287)
Net receipts (payments) on derivative asset contracts	7,956	(15,356)	21,192
Purchases of premises, equipment and computer software	(48,311)	(36,652)	(22,504)
Purchase of tax credits	(31,495)	(12,641)	(7,635)
Other, net	12,421	13,657	33,477
Net cash provided by (used in) investing activities	15,544	(71,390)	(669,705)
FINANCING ACTIVITIES
Net change in deposits	611,282	1,018,424	(284,919)
Net change in short-term borrowings	10,010	(3,351)	3,051
Paydown of long-term borrowings	(14,000)	—	—
Issuance of common stock in connection with stock-based compensation plans, net	4,681	9,199	2,543
Common stock acquired	—	—	(1,820)
Cash dividends paid	(62,207)	(57,773)	(53,642)
Net cash provided by (used in) financing activities	549,766	966,499	(334,787)
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	850,588	1,156,309	(771,447)
Cash, due from banks and interest-bearing deposits at the beginning of the period	3,553,772	2,397,463	3,168,910
Cash, due from banks and interest-bearing deposits at the end of the period	$4,404,360	$3,553,772	$2,397,463
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$269,333	$270,812	$191,760
Cash paid during the period for income taxes	$55,133	$46,558	$52,398
Noncash investing and financing activities:
Unpaid common stock dividends declared	$16,434	$15,279	$14,161

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

Nature of Operations

BancFirst Corporation is an Oklahoma business corporation and a financial holding company under federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (“BancFirst”), an Oklahoma state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also conducts operating activities through its wholly-owned subsidiaries, Pegasus Bank (“Pegasus”), a Texas state-chartered bank headquartered in Dallas, Texas, Worthington Bank ("Worthington"), a Texas state-chartered bank headquartered in Arlington, Texas and American Bank of Oklahoma ("ABOK"), a community bank headquartered in Collinsville, Oklahoma. BancFirst, Pegasus, Worthington and ABOK provide a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individual and corporate customers. BancFirst also offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. BancFirst provides item processing, research and other correspondent banking services to financial institutions and governmental units. The Company’s wholly-owned subsidiary, BancFirst Insurance Services, Inc., an independent insurance agency, offers a variety of commercial and personal insurance products. In addition, the Company’s wholly-owned subsidiary, Council Oak Partners, LLC, an Oklahoma limited liability company, engages in investing activities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BFC-PNC LLC, Calimesa Town Center, LLC, BancFirst Insurance Services, Inc., Pegasus, Worthington, ABOK and BancFirst and its subsidiaries. The principal operating subsidiary of BancFirst is BFTower, LLC. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

Securities

The Company invests in debt securities. Any sales of debt securities are for the purpose of executing the Company’s asset/liability management strategy, eliminating a perceived credit risk in a specific security or providing liquidity. Debt securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated fair value. Unrealized gains or losses on debt securities available for sale are reported as a component of stockholders’ equity, net of income tax. Gains or losses from sales of debt securities are based upon the book values of the specific debt securities sold. Debt securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method. The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the security's amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the performance of any underlying collateral and adverse conditions specifically related to the security. The Company does not consider the unrealized position of its debt securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality. The

Company does not have the intent to sell these securities and it is unlikely that it will be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material. The Company does not engage in securities trading activities.

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

Loans

The lending function is governed by written policies and procedures, as determined by senior management and approved by the Board of Directors. The policies and procedures set the standards for lending in each major loan category by collateral type and use of loan proceeds. The objectives of these policies and procedures are to identify profitable markets, determine appropriate risk tolerance levels for each type of loan, establish limits for loan officer approval, set concentration limits, establish loan-to-value thresholds, set repayment terms and loan structure guidelines and to adhere to documentation requirements. Interest rate risk is controlled by the use of variable rate provisions, the vast majority of which have a rate floor, limits on fixing rates for longer periods and the use of prepayment penalties.

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

The Company writes off accrued interest once a loan enters non-accrual status. The Company debits interest income for the interest accrued. No interest will be accrued on loans for which a default of principal or interest has existed for a period of at least 90 days unless the collateral margin or guarantor support are such that full collection of principal and interest are not in doubt and an orderly plan for collection is in process. The Company also suspends interest recognition on any other loan for which it is more likely than not that future contractual payments will not be collected.

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of interest accrued but not received for loans placed on nonaccrual and reversed against interest income was $1.2 million, $812,000 and $429,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Acquired Loans

Loans acquired through business combinations are required to be carried at fair value as of the date of the combination. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. The Company early adopted ASU 2025-08 effective for fiscal year-end 2025. Following the adoption, for loans that meet the definition of purchased seasoned loans and loans that are purchased credit deteriorated, the Company recognizes the acquired loans at their fair value plus an estimated allowance for credit losses. The acquisition date fair value plus the allowance for credit loss equals the loans new amortized cost basis as of the acquisition date. The difference between the new amortized cost basis and the unpaid principal balance of the loan represents the non-credit purchase discount/premium recorded. The difference between the fair value of loans and their principal balance is recognized in interest income on a level-yield method over the life of the loans. For loans which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments (as determined by the present value of expected future cash flows), the difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized in interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as yield adjustments or as loss accruals or valuation allowances. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairments. Any probable loss due to subsequent credit deterioration of the loans since acquisition is provided for in the allowance for credit losses and recorded through provision expense.

For loans acquired prior to 2025, the methodology of allowance for credit loss recorded for these acquired loans depended on whether the acquired loans were purchase credit deteriorated or non-purchase credit deteriorated. An allowance for credit loss for non-purchase credit deteriorated loans was determined and recorded in a manner consistent with originated loans. That is, the allowance for credit loss was calculated based on the loan’s amortized cost basis (i.e., the acquisition date fair value in a business combination) and was established through a charge to provision expense at the acquisition date.

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

Allowance for Credit Losses

The allowance for credit losses is a valuation account that is deducted from the loan's amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The allowance for credit losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs.

The Company considers various factors to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical loan loss experience and economic conditions.

Management estimates the allowance balance using relevant available information from internal and external sources, including information relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as for changes in environmental conditions, such as the political, legal, and regulatory environment, technology and consumer preferences. Historical loss information is adjusted by the Company using these and other qualitative factors, including reasonable and supportable forecasts of changes in economic conditions. Forecast models are used to support management expectation of credit performance during the reasonable and supportable forecast period. Beyond the reasonable and supportable forecast period, the loss expectation reverts to the historical average, which is determined by the weighted average life of each loan pool.

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

Allowance for Credit Losses on Available-for-Sale Debt Securities

The Company reviews its portfolio of debt securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the security's amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2025 approximately 97% and at December 31, 2024 approximately 98% of the available for sale debt securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies. The Company does not consider the unrealized loss position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its debt securities portfolio, as the credit risk is not material.

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

The Company does not accrue interest on (1) any loan upon which a default of principal or interest has existed for a period of 90 days or over unless the collateral margin or guarantor support are such that full collection of principal and interest are not in doubt and an orderly plan for collection is in process; and (2) any other loan for which it is expected full collection of principal and interest is not probable.

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

Leases

Operating and finance leases are included as right of use lease assets in accrued interest receivable and other assets on the consolidated balance sheet and a related lease liability is included in accrued interest payable and other liabilities on the consolidated balance sheet. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right of use assets value is derived from the calculation of the lease liability. To calculate the discount rate for each lease, the Company uses the rate implicit in the lease if available, otherwise an appropriate Federal Home Loan Bank ("FHLB") advance borrowing rate is used that correlates with the term of the lease.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2025 were $3.2 million. Advertising costs for the years ended December 31, 2024 and 2023 were $3.4 million and $3.2 million, respectively.

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

Recent Accounting Pronouncements

Standards Not Yet Adopted:

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11, “Interim Reporting - Narrow-Scope Improvement” improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied prospectively or retrospectively to all periods presented. The Company is still evaluating the impact this will have on the Company, but does not expect adoption of the standard to have a material impact on its consolidated financial statements.

In November 2024, FASB issued Accounting Standards Update ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” requiring disclosure of certain costs and expenses in the notes to financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The amendments may be applied prospectively or retrospectively to all periods presented. The Company intends to adopt on a prospective basis, though retrospective application is permitted. The Company does not expect adoption of the standard to have a material impact on its consolidated financial statements.

Standards Adopted During the Current Period:

In November 2025, FASB issued ASU No. 2025-08, “Financial Instruments - Credit Losses” expanding the population of acquired financial assets subject to the gross-up approach. The amendments in the update require that purchased seasoned loans (excluding credit cards) be accounted for using the gross-up approach, which will enhance comparability and consistency in the accounting for acquired financial assets. This ASU is effective for fiscal years beginning after December 15, 2026 on a prospective basis for loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not been issued. The Company opted to early adopt the standard in connection with the acquisition of ABOK and the adoption of the standard did not have a material impact on the Company's consolidated financial statements.

In December 2023, FASB issued ASU No. 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted the standard on a prospective basis showing only the adopted information for the year ended December 31, 2025. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On November 17, 2025, the Company acquired ABOK, for aggregate consideration totaling approximately $33 million. ABOK shareholders had the option to exchange their shares for shares in the Company or receive cash. Cash consideration was capped at 40% of the total merger consideration. As of December 31, 2025, fair value of the Company's common stock issued for the acquisition was $22.7 million and cash paid was $6.3 million. As of December 31, 2025, not all ABOK shareholders had exchanged their shares. The fair value of assets acquired was approximately $416.6 million and the fair value of liabilities assumed was approximately $383.3 million. The fair value of these assets and liabilities is based upon preliminary evaluation and not yet finalized. The Company expects to complete the evaluation within the one-year allowable period. ABOK was a community bank headquartered in Collinsville, Oklahoma with six banking locations in Oklahoma. At acquisition, ABOK had approximately $414 million in total assets, $244 million in loans and $341 million in deposits. ABOK operated as a subsidiary of BancFirst Corporation until February 13, 2026 when ABOK was merged into BancFirst. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $11.6 million and goodwill of approximately $476,000. The Company did not incur a material amount of acquisition-related expenses. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. Pro forma information has not been presented because the acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of ABOK complements the Company by expanding the Company's banking communities in Oklahoma.

On July 20, 2023, BancFirst purchased approximately $2.5 million in total assets, which included $2.1 million in loans, and assumed $10.8 million in deposits and other obligations, from RCB Bank's Stroud, Oklahoma branch. RCB Bank paid BancFirst $7.8 million as a result of this transaction. The fair value of assets acquired was approximately $3.0 million and the fair value of liabilities assumed was approximately $10.8 million. In addition, the Company recorded a core deposit intangible of $252,000 and goodwill of $209,000. The Company did not incur a material amount of purchase-related expenses. The effect of this purchase was included in the consolidated financial statement of the Company from the date of purchase forward. The purchase did not have a material effect on the Company's consolidated financial statements. The purchase of this branch strengthens BancFirst's presence in the Stroud, Oklahoma community.

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell federal funds to certain of these institutions on an overnight basis. At December 31, 2025 and 2024, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and funds on deposit with the Federal Reserve Bank as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
Vault cash and funds on deposit with the Federal Reserve Bank	$4,204,423	$3,347,760

(4) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2025
Mortgage backed securities (1)	$1	$—	$—	$1
States and political subdivisions	60	—	—	60
Other securities	500	—	—	500
Total	$561	$—	$—	$561
December 31, 2024
Mortgage backed securities (1)	$2	$—	$—	$2
States and political subdivisions	335	—	—	335
Other securities	500	—	—	500
Total	$837	$—	$—	$837

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2025
U.S. treasuries	$884,020	$1,131	$(10,175)	$874,976
U.S. federal agencies	6,944	49	(6)	6,987
Mortgage backed securities (1)	17,702	47	(1,157)	16,592
States and political subdivisions	16,551	101	(147)	16,505
Other securities	10,000	—	(673)	9,327
Total	$935,217	$1,328	$(12,158)	$924,387
December 31, 2024
U.S. treasuries	$1,216,258	$—	$(40,249)	$1,176,009
U.S. federal agencies	8,170	68	(6)	8,232
Mortgage backed securities (1)	14,807	9	(1,772)	13,044
States and political subdivisions	6,570	6	(140)	6,436
Other securities	8,163	—	(967)	7,196
Total	$1,253,968	$83	$(43,134)	$1,210,917

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

	December 31,
	2025		2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$560	$560	$776	$776
After one year but within five years	1	1	61	61
After five years but within ten years	—	—	—	—
After ten years	—	—	—	—
Total	$561	$561	$837	$837
Available for Sale
Contractual maturity of debt securities:
Within one year	$311,726	$309,372	$335,108	$330,076
After one year but within five years	588,315	581,709	888,721	853,508
After five years but within ten years	17,142	16,400	13,369	12,354
After ten years	18,034	16,906	16,770	14,979
Total debt securities	$935,217	$924,387	$1,253,968	$1,210,917

Realized gains/losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statements of comprehensive income. There were no sales of debt securities and therefore no proceeds from sales or realized gains or losses on available for sale debt securities for the years ended December 31, 2025, 2024 or 2023.

The following table is a summary of the Company’s book value of debt securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	December 31,
	2025	2024
	(Dollars in thousands)
Book value of pledged securities	$726,833	$918,523

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2025 and 2024 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
December 31, 2025
Available for Sale
U.S. treasuries	31	$—	$—	$783,183	$10,175	$783,183	$10,175
U.S. federal agencies	6	177	1	898	5	1,075	6
Mortgage backed securities	51	1,764	47	10,710	1,110	12,474	1,157
States and political subdivisions	8	5,197	28	758	119	5,955	147
Other securities	2	—	—	7,327	673	7,327	673
Total	98	$7,138	$76	$802,876	$12,082	$810,014	$12,158
December 31, 2024
Available for Sale
U.S. treasuries	51	$89,867	$1,030	$1,086,142	$39,219	$1,176,009	$40,249
U.S. federal agencies	5	681	4	500	2	1,181	6
Mortgage backed securities	63	1,214	15	11,498	1,757	12,712	1,772
States and political subdivisions	4	802	2	752	138	1,554	140
Other securities	3	—	—	7,196	967	7,196	967
Total	126	$92,564	$1,051	$1,106,088	$42,083	$1,198,652	$43,134

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of December 31, 2025 and 2024, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statements of comprehensive income.

(5) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
Commercial real estate owner occupied	$955,171	$931,709
Commercial real estate non-owner occupied	1,797,066	1,578,483
Construction and development < 60 months	657,312	756,662
Construction residential real estate < 60 months	269,357	250,373
Residential real estate first lien	1,583,229	1,431,265
Residential real estate all other	328,291	275,461
Agriculture	491,776	449,190
Commercial non-real estate	1,374,609	1,363,462
Consumer non-real estate	533,415	478,647
Oil and gas	542,627	509,858
Total (1)	$8,532,853	$8,025,110
(1) Excludes accrued interest receivable of $41.8 million at December 31, 2025 and $40.9 million at December 31, 2024, that is recorded in accrued interest receivable and other assets.

The Company's loans are currently 80% held by BancFirst and 20% held by Pegasus, Worthington and ABOK. In addition, approximately 71% of the Company's loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, or by possession of the collateral.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments, which includes the applicable weighted average remaining life, and measures the allowance for credit losses using the vintage loss analysis adjusted for qualitative factors:

Portfolio Segments	Life (in years)
Commercial real estate owner occupied	9
Commercial real estate non-owner occupied	5
Construction and development < 60 months	3
Construction residential real estate < 60 months	1
Residential real estate first lien	14
Residential real estate all other	8
Agriculture	8
Commercial non-real estate	3
Consumer non-real estate	4
Oil and gas	2

These portfolio segments are separately identified because they exhibit distinctive risk characteristics, such as financial asset types, loan purpose, collateral and industry of the borrower. A summary of our primary portfolio segments is as follows:

Commercial real estate owner occupied. Commercial real estate owner occupied are nonresidential property loans for which the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the entity, or an affiliate of the entity, who owns the property. This category includes, among other loans, loans secured by office buildings, manufacturing facilities, warehouse and flex warehouse facilities, hospitals and other medical or professional service centers, community business such as fitness facilities and car washes.

Commercial real estate non-owner occupied. Commercial real estate non-owner occupied are nonresidential property loans where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent financing of the property. This category includes, among other loans, loans secured by shopping centers, office buildings, hotels/motels, nursing homes, assisted-living facilities, mini-storage warehouse facilities and similar properties.

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

Residential real estate first lien. Residential real estate first lien loans include all closed-end loans secured by first liens on one-to-four family residential properties. This category includes property containing one-to-four dwelling units (including vacation homes) or more than four dwelling units if each is separated from other units by dividing walls that extend from ground to roof. This category also includes individual condominium dwelling units and loans secured by an interest in individual cooperative housing units, even if in a building with five or more dwelling units.

Residential real estate all other. Residential real estate all other loans includes loans secured by junior (i.e., other than first) liens on one-to-four family residential properties. This category includes loans secured by junior liens even if the Company also holds a loan secured by a first lien on the same one-to-four family residential property.

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

Other Real Estate Owned and Repossessed Assets and Loan Modifications

The following is a summary of other real estate owned and repossessed assets:

	December 31,
	2025	2024
	(Dollars in thousands)
Other real estate owned and repossessed assets	$49,134	$33,665

During the twelve months ended December 31, 2025, the Company foreclosed on a construction and development real estate loan and recorded $15.6 million in OREO, which was the primary reason for the increase in OREO.

In addition, as of both December 31, 2025 and December 31, 2024, OREO included a commercial real estate property recorded at approximately $24.7 million and $28.1 million, respectively. The decrease for this commercial real estate property was due to write downs during the year ended December 31, 2025.

During 2025, the Company sold property held in other real estate owned for a total loss of $39,000 compared to total gains of $1.5 million in 2024 and $728,000 in 2023.

During 2025, the Company wrote down property held in other real estate owned for a total of $8.2 million compared to write downs of $4.0 million in 2024 and $5.2 million in 2023.

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not material. The recorded balance of loans modified during the year ended December 31, 2025 was approximately $6.4 million compared to $14.8 million during the year ended December 31, 2024.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for any of the years ended December 31, 2025, 2024 or 2023. In addition, all loans identified as nonaccrual loans have related allowances for credit losses at December 31, 2025 and December 31, 2024, respectively. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of $4.9 million in 2025, $3.5 million in 2024 and $1.6 million in 2023.

Nonaccrual loans guaranteed by government agencies totaled $10.6 million at December 31, 2025 and $9.0 million at December 31, 2024.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Commercial real estate owner occupied	$15,412	$7,957
Commercial real estate non-owner occupied	20,555	8,913
Construction and development < 60 months	680	20,445
Construction residential real estate < 60 months	1,565	1,481
Residential real estate first lien	4,671	5,193
Residential real estate all other	1,787	653
Agriculture	2,456	2,047
Commercial non-real estate	11,776	8,552
Consumer non-real estate	816	1,028
Oil and gas	1,412	1,715
Total	$61,130	$57,984

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
December 31, 2025
Commercial real estate owner occupied	$4,196	$468	$14,515	$19,179	$935,992	$955,171	$190
Commercial real estate non-owner occupied	370	288	19,391	20,049	1,777,017	1,797,066	806
Construction and development <60 months	1,119	48	603	1,770	655,542	657,312	19
Construction residential real estate < 60 months	—	—	829	829	268,528	269,357	—
Residential real estate first lien	9,476	2,625	5,084	17,185	1,566,044	1,583,229	2,142
Residential real estate all other	2,343	436	2,467	5,246	323,045	328,291	1,312
Agriculture	2,643	1,681	3,245	7,569	484,207	491,776	1,950
Commercial non-real estate	2,863	1,047	10,959	14,869	1,359,740	1,374,609	730
Consumer non-real estate	4,353	973	1,430	6,756	526,659	533,415	896
Oil and gas	32	—	1,482	1,514	541,113	542,627	70
Total	$27,395	$7,566	$60,005	$94,966	$8,437,887	$8,532,853	$8,115

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
December 31, 2024
Commercial real estate owner occupied	$2,810	$273	$7,963	$11,046	$920,663	$931,709	$569
Commercial real estate non-owner occupied	603	16,871	610	18,084	1,560,399	1,578,483	41
Construction and development <60 months	317	351	20,327	20,995	735,667	756,662	116
Construction residential real estate < 60 months	292	622	616	1,530	248,843	250,373	—
Residential real estate first lien	9,128	2,118	3,332	14,578	1,416,687	1,431,265	797
Residential real estate all other	1,498	559	828	2,885	272,576	275,461	370
Agriculture	1,569	1,357	5,691	8,617	440,573	449,190	4,754
Commercial non-real estate	4,325	1,019	5,983	11,327	1,352,135	1,363,462	356
Consumer non-real estate	3,748	907	1,173	5,828	472,819	478,647	504
Oil and gas	1,111	458	232	1,801	508,057	509,858	232
Total	$25,401	$24,535	$46,755	$96,691	$7,928,419	$8,025,110	$7,739

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

Grade 6 - Charge Off - This category consists of loans that are considered uncollectible and other assets with little or no value.

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following tables summarize the Company's gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
December 31, 2025
Commercial real estate owner occupied
Grade 1	$104,893	$69,459	$88,619	$111,502	$80,702	$159,242	$14,317	$628,734
Grade 2	70,028	37,485	28,896	46,218	43,091	52,799	8,937	287,454
Grade 3	1,312	3,947	10,730	3,388	4,257	2,499	237	26,370
Grade 4	—	9,661	599	810	464	1,079	—	12,613
Total commercial real estate owner occupied	176,233	120,552	128,844	161,918	128,514	215,619	23,491	955,171
Commercial real estate non-owner occupied
Grade 1	194,030	130,101	180,433	268,096	106,406	141,611	20,566	1,041,243
Grade 2	216,942	67,584	157,381	139,176	53,021	78,510	18,187	730,801
Grade 3	2,803	—	—	1,200	—	382	—	4,385
Grade 4	260	17,840	778	64	252	1,443	—	20,637
Total commercial real estate non-owner occupied	414,035	215,525	338,592	408,536	159,679	221,946	38,753	1,797,066
Construction and development < 60 months
Grade 1	133,885	86,362	58,448	42,884	6,716	11,905	36,425	376,625
Grade 2	108,076	33,957	76,706	28,913	1,829	15,117	7,284	271,882
Grade 3	6,904	—	—	34	—	115	999	8,052
Grade 4	345	—	37	16	216	139	—	753
Total construction and development < 60 months	249,210	120,319	135,191	71,847	8,761	27,276	44,708	657,312
Construction residential real estate < 60 months
Grade 1	131,033	12,702	2,366	892	87	424	2,749	150,253
Grade 2	105,225	1,775	35	209	—	—	6,294	113,538
Grade 3	3,891	—	—	—	—	—	111	4,002
Grade 4	736	622	—	206	—	—	—	1,564
Total construction residential real estate <60 months	240,885	15,099	2,401	1,307	87	424	9,154	269,357
Residential real estate first lien
Grade 1	260,339	197,035	170,810	175,148	125,196	220,756	6,721	1,156,005
Grade 2	106,460	73,464	51,632	51,379	41,187	62,710	376	387,208
Grade 3	7,212	4,701	4,694	3,245	3,161	5,970	—	28,983
Grade 4	771	1,849	2,590	1,108	1,252	3,463	—	11,033
Total residential real estate first lien	374,782	277,049	229,726	230,880	170,796	292,899	7,097	1,583,229
Residential real estate all other
Grade 1	39,314	31,296	20,485	16,509	4,748	13,324	63,318	188,994
Grade 2	5,851	6,642	4,771	3,563	1,035	4,212	104,083	130,157
Grade 3	1,213	382	496	178	269	502	2,680	5,720
Grade 4	658	25	143	455	—	192	1,947	3,420
Total residential real estate all other	47,036	38,345	25,895	20,705	6,052	18,230	172,028	328,291
Agriculture
Grade 1	52,315	27,107	29,862	29,427	21,981	48,529	57,183	266,404
Grade 2	51,110	25,934	19,502	15,402	11,831	21,788	55,627	201,194
Grade 3	3,061	1,192	1,616	2,647	567	2,521	7,136	18,740
Grade 4	456	675	259	734	218	2,949	147	5,438
Total agriculture	106,942	54,908	51,239	48,210	34,597	75,787	120,093	491,776
Commercial non-real estate
Grade 1	129,519	92,153	61,377	89,039	30,717	61,905	361,319	826,029
Grade 2	123,423	54,494	52,198	32,642	8,505	6,891	216,896	495,049
Grade 3	2,044	1,157	1,638	1,273	391	763	37,633	44,899
Grade 4	893	731	2,501	2,219	149	632	846	7,971
Grade 5	—	329	5	217	10	100	—	661
Total commercial non-real estate	255,879	148,864	117,719	125,390	39,772	70,291	616,694	1,374,609
Consumer non-real estate
Grade 1	216,776	107,728	60,919	27,629	12,224	4,351	19,914	449,541
Grade 2	23,075	15,034	10,144	4,964	2,295	929	17,389	73,830
Grade 3	1,404	1,176	1,653	691	425	348	14	5,711
Grade 4	2,205	676	642	412	335	61	2	4,333
Total consumer non-real estate	243,460	124,614	73,358	33,696	15,279	5,689	37,319	533,415
Oil and gas
Grade 1	88,149	7,839	8,113	3,046	6,890	1,865	260,393	376,295
Grade 2	61,231	7,716	4,997	3,097	2,476	2,617	82,595	164,729
Grade 3	929	15	29	—	148	32	70	1,223
Grade 4	—	—	—	—	36	344	—	380
Total oil and gas	150,309	15,570	13,139	6,143	9,550	4,858	343,058	542,627
Total loans held for investment	$2,258,771	$1,130,845	$1,116,104	$1,108,632	$573,087	$933,019	$1,412,395	$8,532,853

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
December 31, 2024
Commercial real estate owner occupied
Grade 1	$73,928	$97,497	$140,750	$99,998	$70,919	$157,286	$18,517	$658,895
Grade 2	40,463	32,521	51,722	48,845	21,767	34,536	5,281	235,135
Grade 3	13,626	9,790	3,515	2,575	788	1,731	297	32,322
Grade 4	1,770	377	155	48	352	2,533	122	5,357
Total commercial real estate owner occupied	129,787	140,185	196,142	151,466	93,826	196,086	24,217	931,709
Commercial real estate non-owner occupied
Grade 1	116,295	285,971	260,605	176,082	107,312	93,834	32,071	1,072,170
Grade 2	75,546	106,628	144,117	53,575	28,429	63,393	5,982	477,670
Grade 3	5,133	—	12,643	—	72	240	—	18,088
Grade 4	5,904	129	—	1,971	—	2,551	—	10,555
Total commercial real estate non-owner occupied	202,878	392,728	417,365	231,628	135,813	160,018	38,053	1,578,483
Construction and development < 60 months
Grade 1	127,282	88,506	170,192	8,684	8,617	7,034	29,951	440,266
Grade 2	94,738	113,585	55,372	1,193	1,544	14,063	11,741	292,236
Grade 3	2,790	84	—	554	68	63	—	3,559
Grade 4	51	58	816	198	136	—	19,342	20,601
Total construction and development < 60 months	224,861	202,233	226,380	10,629	10,365	21,160	61,034	756,662
Construction residential real estate < 60 months
Grade 1	115,070	20,543	4,073	76	1,276	518	4,386	145,942
Grade 2	79,451	3,630	558	3	12	—	15,716	99,370
Grade 3	3,580	—	—	—	—	—	—	3,580
Grade 4	1,158	117	206	—	—	—	—	1,481
Total construction residential real estate <60 months	199,259	24,290	4,837	79	1,288	518	20,102	250,373
Residential real estate first lien
Grade 1	270,182	199,996	201,208	148,548	96,714	171,143	5,603	1,093,394
Grade 2	81,350	71,196	49,965	36,685	25,338	43,908	969	309,411
Grade 3	5,720	3,399	2,769	2,840	2,132	4,700	—	21,560
Grade 4	1,434	796	349	1,727	459	2,135	—	6,900
Total residential real estate first lien	358,686	275,387	254,291	189,800	124,643	221,886	6,572	1,431,265
Residential real estate all other
Grade 1	40,293	27,885	19,557	5,560	6,348	10,515	51,106	161,264
Grade 2	7,508	4,674	3,712	1,261	1,105	3,529	86,860	108,649
Grade 3	630	403	188	173	232	575	1,863	4,064
Grade 4	177	221	73	—	50	17	946	1,484
Total residential real estate all other	48,608	33,183	23,530	6,994	7,735	14,636	140,775	275,461
Agriculture
Grade 1	44,952	41,620	39,866	27,901	19,849	41,401	52,243	267,832
Grade 2	38,600	22,924	18,639	13,097	9,043	17,434	38,508	158,245
Grade 3	1,765	1,702	1,212	1,666	2,489	1,958	7,061	17,853
Grade 4	2,800	1,083	777	156	73	235	136	5,260
Total agriculture	88,117	67,329	60,494	42,820	31,454	61,028	97,948	449,190
Commercial non-real estate
Grade 1	154,831	105,332	138,536	114,365	23,278	47,272	318,308	901,922
Grade 2	103,737	76,999	29,152	17,882	4,005	6,016	175,832	413,623
Grade 3	1,487	2,121	1,944	438	128	299	36,288	42,705
Grade 4	1,432	1,305	976	348	386	165	358	4,970
Grade 5	—	—	71	6	1	164	—	242
Total commercial non-real estate	261,487	185,757	170,679	133,039	27,798	53,916	530,786	1,363,462
Consumer non-real estate
Grade 1	186,539	111,148	54,914	28,236	7,165	3,662	18,479	410,143
Grade 2	18,622	15,149	9,285	4,296	1,042	885	11,213	60,492
Grade 3	1,493	2,007	1,279	901	228	193	9	6,110
Grade 4	278	677	543	242	118	41	1	1,900
Grade 5	—	2	—	—	—	—	—	2
Total consumer non-real estate	206,932	128,983	66,021	33,675	8,553	4,781	29,702	478,647
Oil and gas
Grade 1	86,975	13,037	4,996	21,945	4,762	2,365	218,887	352,967
Grade 2	35,299	7,137	4,408	502	358	167	107,428	155,299
Grade 3	286	121	—	170	—	63	475	1,115
Grade 4	—	—	—	65	—	412	—	477
Total oil and gas	122,560	20,295	9,404	22,682	5,120	3,007	326,790	509,858
Total loans held for investment	$1,843,175	$1,470,370	$1,429,143	$822,812	$446,595	$737,036	$1,275,979	$8,025,110

The following tables summarize the Company’s gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Year ended December 31, 2025
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$29	$—	$17	$6	$75	$116	$243
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	1,822	—	1	—	—	—	1,823
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	225	3,744	—	—	3,969
Construction residential real estate < 60 months
Current-period gross charge-offs	—	25	4	—	—	—	—	29
Residential real estate first lien
Current-period gross charge-offs	—	13	8	2	40	85	—	148
Residential real estate all other
Current-period gross charge-offs	—	3	22	25	—	—	124	174
Agriculture
Current-period gross charge-offs	24	15	2	7	10	3	18	79
Commercial non-real estate
Current-period gross charge-offs	194	323	333	186	54	357	147	1,594
Consumer non-real estate
Current-period gross charge-offs	240	800	828	386	112	78	20	2,464
Oil and gas
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total current-period gross charge-offs	$458	$3,030	$1,197	$849	$3,966	$598	$425	$10,523

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Year ended December 31, 2024
Commercial real estate owner occupied
Current-period gross charge-offs	$—	$—	$—	$15	$—	$—	$—	$15
Commercial real estate non-owner occupied
Current-period gross charge-offs	—	12	189	1	1	33	—	236
Construction and development < 60 months
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months
Current-period gross charge-offs	—	3	—	—	—	—	—	3
Residential real estate first lien
Current-period gross charge-offs	3	47	61	6	4	134	—	255
Residential real estate all other
Current-period gross charge-offs	20	—	84	—	—	7	60	171
Agriculture
Current-period gross charge-offs	—	40	47	13	—	66	—	166
Commercial non-real estate
Current-period gross charge-offs	94	1,323	462	191	96	324	2,004	4,494
Consumer non-real estate
Current-period gross charge-offs	348	864	427	141	44	59	31	1,914
Oil and gas
Current-period gross charge-offs	—	9	83	—	—	—	—	92
Total current-period gross charge-offs	$465	$2,298	$1,353	$367	$145	$623	$2,095	$7,346

Allowance for Credit Losses Methodology

The Company determines its provision for credit losses and allowance for credit losses using the current expected credit loss methodology that is referred to as the current expected credit loss ("CECL") model. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.

The Company elected to utilize a methodology known as vintage loss analysis. Vintage loss analysis measures impairment based on the age of the accounts and the historical performance of assets with similar risk characteristics. Vintage loss analysis determines expected losses by allowing the Company to calculate the cumulative loss rates of a given loan pool and, in so doing, determine the loan pool’s lifetime expected loss experience relative to the appropriate type of financial assets that share similar risk characteristics. Vintage loss analysis uses different “vintages” analyzed by year of origination through the weighted average maturity of each loan pool. The key quantitative inputs used in the Company’s estimate of the allowance for credit losses include 1) all available loan data tracked by year of origination, 2) total charge-offs for each specific loan pool recorded since year of origination, 3) recovery rate calculated by the average recovery over the previous seven years across all loan pools and 4) a weighting factor biased to more recent loss experience. The quantitative expected credit loss is calculated by dividing each year’s net charge-offs by the original balance. The respective vintage’s original balance remains the denominator in each annual calculation, as it references the specific vintage’s initial balance. The loss experience of this original balance is tracked annually and summed over the life of the loan for each separate loan pool, leaving a cumulative life of credit loss rate based on historic averages weighted towards more recent loss experience. These key quantitative inputs change from period to period as new loans are originated and charge-offs and recoveries are recognized. The recovery rate is revised on an annual basis, taking into consideration the most recent seven years. The weighting factor percentages remain static; however, the most recent year receives the highest weighting percentage.

The Senior Loan Committee (“SLC”) approves qualitative adjustments for each loan pool. In approving the qualitative adjustments, they consider several factors, including external economic information, peer bank comparisons and experience with the loan portfolio, among others. The SLC also considers other current conditions adjustments and reasonable and supportable forecasts derived from third party information, primarily Moody’s Analytics economic scenarios. To determine the appropriateness of the economic scenarios, the Company uses judgment and statistical analysis which correlates charge-off history to the economic scenarios. The Company then forecasts future loss expectations based on the selected economic scenarios over the next 12 months, which is driven by management’s judgment of a reasonable and supportable forecast period, to arrive at an estimated qualitative adjustment attributable to economic forecasts. For periods beyond which the Company is able to make or obtain reasonable and supportable forecasts of expected credit losses, the Company reverts to historical loss information.

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

The change in allowance for credit losses during 2025 was primarily related to the acquisition of ABOK and loan activity during the year.

The following tables detail activity in the allowance for credit losses on loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Initial allowance on loans purchased with credit deterioration	Initial allowance on purchased seasoned loans	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Year ended December 31, 2025
Commercial real estate owner occupied	$6,869	$—	$74	$(243)	$141	$(102)	$96	$6,937
Commercial real estate non-owner occupied	33,097	—	5	(1,823)	352	(1,471)	1,635	33,266
Construction and development < 60 months	8,671	262	108	(3,969)	6	(3,963)	(396)	4,682
Construction residential real estate < 60 months	2,336	235	182	(29)	3	(26)	141	2,868
Residential real estate first lien	4,568	1,175	515	(148)	28	(120)	1,361	7,499
Residential real estate all other	1,741	—	2	(174)	50	(124)	156	1,775
Agriculture	5,696	267	139	(79)	42	(37)	(807)	5,258
Commercial non-real estate	24,150	3,926	1,033	(1,594)	888	(706)	(1,477)	26,926
Consumer non-real estate	4,833	130	335	(2,464)	480	(1,984)	4,638	7,952
Oil and gas	7,536	—	—	—	—	—	(400)	7,136
Total	$99,497	$5,995	$2,393	$(10,523)	$1,990	$(8,533)	$4,947	$104,299

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Year ended December 31, 2024
Commercial real estate owner occupied	$7,483	$(15)	$85	$70	$(684)	$6,869
Commercial real estate non-owner occupied	33,080	(236)	94	(142)	159	33,097
Construction and development < 60 months	3,950	—	—	—	4,721	8,671
Construction residential real estate < 60 months	3,414	(3)	—	(3)	(1,075)	2,336
Residential real estate first lien	4,914	(255)	26	(229)	(117)	4,568
Residential real estate all other	1,646	(171)	12	(159)	254	1,741
Agriculture	6,137	(166)	43	(123)	(318)	5,696
Commercial non-real estate	22,745	(4,494)	542	(3,952)	5,357	24,150
Consumer non-real estate	4,401	(1,914)	237	(1,677)	2,109	4,833
Oil and gas	9,030	(92)	—	(92)	(1,402)	7,536
Total	$96,800	$(7,346)	$1,039	$(6,307)	$9,004	$99,497

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The purchased credit deteriorated loans for the period are as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the year ended December 31, 2025
Purchase price of loans at acquisition	$9,815
Allowance for credit losses at acquisition	5,995
Par value of acquired loans at acquisition	$15,810

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the years ended December 31, 2025 and 2024, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following tables summarize collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
As of December 31, 2025	(Dollars in thousands)
Commercial real estate owner occupied	$1,173	$547	$—	$1,720	$479
Commercial real estate non-owner occupied	14,746	—	—	14,746	1,162
Construction and development < 60 months	1,917	—	—	1,917	523
Construction residential real estate < 60 months	829	—	—	829	229
Residential real estate first lien	4,257	—	—	4,257	1,373
Residential real estate all other	110	—	—	110	51
Agriculture	2,287	171	11	2,469	294
Commercial non-real estate	—	14,769	45	14,814	5,616
Consumer non-real estate	—	—	707	707	444
Oil and gas	—	1,089	—	1,089	110
Total collateral-dependent loans held for investment	$25,319	$16,576	$763	$42,658	$10,281

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
As of December 31, 2024	(Dollars in thousands)
Commercial real estate owner occupied	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	7,890	—	—	7,890	879
Construction and development < 60 months	20,142	—	—	20,142	3,755
Construction residential real estate < 60 months	206	—	—	206	75
Residential real estate first lien	300	—	—	300	93
Residential real estate all other	100	—	—	100	34
Agriculture	1,584	110	13	1,707	688
Commercial non-real estate	—	10,087	108	10,195	2,222
Consumer non-real estate	—	—	399	399	242
Oil and gas	—	—	—	—	—
Total collateral-dependent loans held for investment	$30,222	$10,197	$520	$40,939	$7,988

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to OREO and repossessed assets are non-cash transactions, and are not included in the consolidated statements of cash flow. Such transfers during the periods presented are summarized as follows:

	Year ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Other real estate owned	$20,918	$10,172	$3,459
Repossessed assets	3,111	2,908	2,019
Total	$24,029	$13,080	$5,478

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
	(Dollars in thousands)
2025	$125,810	$160,492	$(140,430)	$145,872
2024	84,264	79,623	(38,077)	125,810
2023	23,167	106,819	(45,722)	84,264

(6) PREMISES AND EQUIPMENT, NET AND OTHER ASSETS

The following is a summary of premises and equipment by classification:

		December 31,
	Estimated Useful Lives	2025	2024
		(Dollars in thousands)
Land		$53,114	$55,883
Buildings	10 to 40 years	315,329	297,364
Furniture, fixtures and equipment	3 to 15 years	108,142	99,710
Construction in progress		36,691	16,748
Accumulated depreciation		(187,386)	(173,762)
Premises and equipment, net		$325,890	$295,943

Non-cash items in Premises and Equipment, Net

The Company had $930,000 in construction in progress for retainage payable at December 31, 2025 and $195,000 at December 31, 2024. Retainage payable is not remitted to the vendor until completion of the project and is therefore not included in the consolidated statements of cash flow.

Construction in Progress

Construction in progress is related to the construction of a new parking garage to serve the Company's headquarters as well as the construction and renovation of several BancFirst locations. When construction and renovation of an asset is completed, the asset is reclassified as buildings and depreciated over the applicable useful life.

Other Assets

Other assets include the cash surrender value of key-man life insurance policies totaling $94.2 million at December 31, 2025 and $84.4 million at December 31, 2024.

Equity securities are reported in other assets on the consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. These equity securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $9.3 million at December 31, 2025 and $13.4 million at December 31, 2024.

Low-Income Housing Tax Credit Investments

The Company invests in affordable housing projects that qualify for the low-income housing tax credit (LIHTC), which is designed to promote private development of low-income housing. These investments generate a return primarily through realization of federal tax credits, and also through a tax deduction generated by operating losses of the investments. The investments are amortized through income tax expense using the proportional amortization method as related tax credits are utilized. The Company is periodically required to provide additional contributions at the discretion of the project sponsors. Although in some cases the Company’s investment may exceed 50% of the equity interest in an entity, the Company does not consolidate these structures as variable interest entities due to the project sponsor’s ability to manage the projects, which is indicative of control.

Total LIHTC investments were $94.9 million and $58.6 million at December 31, 2025 and 2024, respectively and are included in other assets on the consolidated balance sheet. The Company recognized tax credits and other tax benefits of $9.0 million, $7.4 million and $7.3 million in 2025, 2024 and 2023, respectively and amortization expense of $6.7 million, $6.0 million and $5.6 million in 2025, 2024 and 2023, respectively resulting from LIHTC investments. Additional contributions are committed during the investment periods through the year 2040. Unfunded commitments to these investments as of December 31, 2025 totaled $63.5 million.

New Market Tax Credit Investments

The Company invests in active low-income community businesses that qualify for New Market Tax Credits. New Market Tax Credit (NMTC) investments are made through Community Development Entities (CDEs) and such entities are qualified through the US Department of the Treasury. NMTCs are earned for a qualified entity investment made by a taxpayer in a CDE if substantially all of the investment is used by the CDE to make qualified investments. It is through its equity contributions into the CDE entities that the Company is able to receive the benefits of the NMTCs. The amount of the NMTC is equal to 39% of the qualified investment taken over a seven-year period. The investments are amortized through income tax expense using the proportional amortization method as related tax credits are utilized. The Company does not consolidate these CDEs as variable interest entities due to the control the allocatee of the tax credits has over the entity.

Total NMTC investments were $8.9 million and $7.5 million at December 31, 2025 and 2024, respectively, and are included in other assets on the consolidated balance sheet. The Company recognized tax credits of $5.1 million, $5.6 million and $5.6 million in 2025, 2024 and 2023, respectively and amortization expense of $5.0 million, $4.6 million and $4.6 million in 2025, 2024 and 2023, respectively resulting from NMTC investments. NMTC investments are funded in full in the year they begin. There are no unfunded commitments.

Historic Tax Credit Investments

The Company invests in rehabilitation projects that qualify for Historic Tax Credits (HTCs). HTCs are generated by rehabilitating structures included in the National Register of Historic Places. The rehabilitations must be approved by the State Historic Preservation Office and the National Park Service. The Company invests in a Master Tenant partnership in order to receive the HTCs. Contributions are made to the Master Tenant as needed to complete the project. State HTCs are recognized in full in the year construction is completed. Federal HTCs are allocated over a five-year period once construction is completed. The investments are amortized through income tax expense using the proportional amortization method as related tax credits are utilized. The Company does not consolidate these Master Tenant partnerships as variable interest entities due to the control the managing member of the partnership has over the entity.

Total HTC investments were $8.6 million and $6.3 million at December 31, 2025 and 2024, respectively, and are included in other assets on the consolidated balance sheet. The Company recognized no tax credits in 2025, 2024 or 2023. The Company had $453,000 in amortization expense related to HTCs in 2025 and no amortization expense in 2024 or 2023. Unfunded commitments to these investments as of December 31, 2025 totaled $2.6 million.

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2025
Core deposit intangibles	$38,060	$(16,720)	$21,340
Customer relationship intangibles	3,350	(3,333)	17
Total	$41,410	$(20,053)	$21,357
As of December 31, 2024
Core deposit intangibles	$33,550	$(20,454)	$13,096
Customer relationship intangibles	3,350	(3,288)	62
Total	$36,900	$(23,742)	$13,158

Estimated amortization of intangible assets for the next five years, as of December 31, 2025, is as follows (Dollars in thousands):

Estimated Amortization
2026	$3,895
2027	3,878
2028	2,911
2029	2,460
2030	1,780

At December 31, 2025, the weighted-average remaining life of all intangible assets was approximately 7.3 years, which consisted of customer relationship intangibles with a weighted-average life of approximately ten months and core deposit intangibles with a weighted-average life of approximately 7.3 years.

The following is a summary of goodwill by business segment:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	ABOK	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2025
Balance at beginning of period	$13,767	$61,420	$68,855	$32,133	$—	$5,464	$624	$182,263
Acquisitions	—	—	—	—	476	—	—	476
Balance at beginning and end of period	$13,767	$61,420	$68,855	$32,133	$476	$5,464	$624	$182,739

Year Ended December 31, 2024
Balance at beginning and end of period	$13,767	$61,420	$68,855	$32,133	$—	$5,464	$624	$182,263

The Company acquired American Bank of Oklahoma on November 17, 2025, which added $11.6 million in core deposit intangibles and $476,000 in goodwill. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions.

(8) DEPOSITS

Year-end deposits were as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
Noninterest-bearing demand deposits	$3,897,613	$3,907,060
Money market and interest-bearing checking deposits	5,610,882	5,231,327
Savings deposits	1,318,062	1,110,020
Time deposits	1,843,836	1,470,139
Total deposits	$12,670,393	$11,718,546

The aggregate amount of overdrawn customer transaction deposits that have been reclassified as loan balances was $6.1 million at December 31, 2025 and $8.7 million at December 31, 2024.

Total uninsured deposits, including certificates of deposits, were $4.3 billion and $4.0 billion as of the years ended December 31, 2025 and 2024, respectively.

Time deposits include certificates of deposit and individual retirement accounts. At December 31, 2025, the scheduled maturities of time deposits are as follows (Dollars in thousands):

2026	$1,556,669
2027	153,477
2028	78,160
2029	18,121
2030	37,334
Thereafter	75
Total	$1,843,836

The following table is a summary of time deposits that meet or exceed the current Federal Deposit Insurance Corporation ("FDIC") insurance limit for the periods presented:

	December 31,
	2025	2024
	(Dollars in thousands)
Time deposits of $250,000 or more	$704,078	$566,742

(9) SHORT-TERM BORROWINGS

Federal funds purchased represent borrowings of overnight funds from other financial institutions. The following is a summary of short-term borrowings:

	December 31,
	2025	2024
	(Dollars in thousands)
Federal funds purchased	$10,010	$—
Total short-term borrowings	$10,010	$—
Weighted average interest rate	4.10%	4.69%
End of period interest rate	3.55%	4.30%

(10) LINES OF CREDIT

The Company has several lines of credit available. BancFirst has a line of credit from the FHLB of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. BancFirst's assets, including residential first mortgages of $1.3 billion, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2025, BancFirst had the ability to draw up to $923.2 million on the FHLB line of credit based on FHLB stock holdings of $658,200 with no advances outstanding. Pegasus has a Federal Reserve discount window capacity of $78.0 million. At December 31, 2025, Pegasus had no advances outstanding under this line of credit. Worthington has $10.5 million in lines of credit with other financial institutions that serve as overnight federal funds facilities, a Federal Reserve discount window capacity of $31.7 million and a $93.6 million line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term fixed rate loans. Worthington had no advances outstanding as of December 31, 2025 under any of these lines of credit. ABOK has a $6.0 million line of credit with another financial institution that serves as an overnight federal funds facility and a $35.1 million line of credit from the FHLB of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. At December 31, 2025, ABOK had $12.0 million in advances outstanding on their FHLB line of credit.

(11) SUBORDINATED DEBT

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

(12) INCOME TAXES

Income taxes paid, net of refunds, disaggregated by federal, state and foreign are as follows:

Year Ended December 31,
2025
(Dollars in thousands)
U.S. federal tax	$46,800
U.S. state and local tax
Oklahoma	8,100
Other	233
Non-U.S. tax	—
Total taxes paid	$55,133

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Current taxes:
Federal	$60,118	$52,626	$53,247
State	5,294	8,504	7,023
Deferred taxes:
Federal	(828)	(2,146)	(2,503)
State	(76)	(57)	(284)
Total income taxes	$64,508	$58,927	$57,483

Income tax expense (benefit) applicable to securities transactions approximated $80,000, $20,000 and $(384,000) for the years ended December 31, 2025, 2024 and 2023, respectively.

There were no activities or transaction that had foreign income taxes or cross-border tax effects during the reported periods. The following is a reconciliation of the Company's U.S. federal statutory income tax rate to its effective tax rate:

	Year Ended December 31,
	2025
	Amount	Rate
	(Dollars in thousands)
U.S. federal statutory tax rate	$64,029	21.00%
State and local income tax expense, net of federal tax effect (1)	6,172	2.02
Foreign tax effects	—	—
Changes in tax laws or rates enacted in the current period	—	—
Cross-border tax laws	—	—
Tax credits, net of amortization	(3,146)	(1.03)
Changes in valuation allowances	—	—
Nontaxable or nondeductible Items	(2,914)	(0.95)
Changes in unrecognized tax benefits	—	—
Other adjustments	367	0.12
Effective tax rate	$64,508	21.16%
(1) State taxes in Oklahoma made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table.

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Income tax expense at the federal statutory tax rate	$57,809	$56,689
Increase (decrease) in income tax expense from:
Tax-exempt income, net	(489)	(343)
Modified endowment life contracts	(424)	(497)
Share based compensation excess tax benefit	(3,557)	(786)
Tax deductible dividends paid on ESOP	(511)	(505)
State tax expense, net of federal tax benefit	6,162	4,945
Utilization of tax credits:
New markets tax credits, net of amortization	(777)	(777)
Low-income housing tax credits, net of amortization	(1,226)	(1,106)
Other tax credits, net of amortization	(397)	(192)
Other, net	2,337	55
Total income tax expense	$58,927	$57,483

The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2025	2024
	(Dollars in thousands)
Unrealized net losses on securities	$2,568	$10,191
Provision for credit losses	25,344	23,598
Write-downs of other real estate owned	297	—
Deferred compensation	2,971	2,947
Stock-based compensation	2,357	2,178
Investments in partnership interests	8,910	8,319
Other	1,645	1,284
Gross deferred tax assets	44,092	48,517
Intangibles	(7,042)	(4,929)
Basis difference related to tax credits	(7,416)	(6,806)
Depreciation	(19,778)	(19,406)
Prepaid expense deducted	(1,443)	(1,243)
Other	(189)	(308)
Gross deferred tax liabilities	(35,868)	(32,692)
Net deferred tax asset	$8,224	$15,825

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination, which includes tax return years 2022 to 2024. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

On May 25, 2023, the stockholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan will continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At December 31, 2025 there were 428,175 shares available for future grants. The restricted stock units ("RSU's") vest beginning two years from the date of grant at the rate of 20% per year for five years. The RSU's are settled and distributed as of each vesting date. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Year Ended December 31, 2025
Nonvested at December 31, 2024	42,825	$90.35
Granted	31,000	124.77
Vested	(6,115)	87.40
Forfeited	(2,000)	121.42
Nonvested at December 31, 2025	65,710	105.92

Year Ended December 31, 2024
Nonvested at December 31, 2023	32,075	$87.23
Granted	12,250	97.71
Forfeited	(1,500)	83.61
Nonvested at December 31, 2024	42,825	90.35

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of December 31, 2025, there are 27,328 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2030 if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 6,462 and 7,031 shares of common stock distributed from the Deferred Stock Compensation Plan during the years ended December 31, 2025 and 2024, respectively.

A summary of the accumulated stock units under the Deferred Stock Compensation Plan is as follows:

	December 31,
	2025	2024
Accumulated stock units	122,841	120,984
Average price	$50.50	$44.70

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

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Year Ended December 31, 2025
Outstanding at December 31, 2024	947,921	$58.42
Options exercised	(105,701)	42.45
Options canceled, forfeited, or expired	(12,000)	89.02
Outstanding at December 31, 2025	830,220	60.01	9.04Yrs	$38,197
Exercisable at December 31, 2025	387,970	47.29	7.23Yrs	$22,784

Year Ended December 31, 2024
Outstanding at December 31, 2023	1,241,391	$53.12
Options exercised	(276,470)	32.60
Options canceled, forfeited, or expired	(17,000)	91.32
Outstanding at December 31, 2024	947,921	58.42	9.70Yrs	$55,700
Exercisable at December 31, 2024	361,921	42.20	6.98Yrs	$27,136

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Total intrinsic value of options exercised	$9,025	$20,373	$3,055
Cash received from options exercised	4,487	9,013	2,090
Tax benefit realized from options exercised	4,170	4,497	734

The Company currently uses newly issued shares for stock-based compensation plans, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the years ended December 31, 2025, 2024 and 2023.

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income. The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Stock-based compensation expense	$3,726	$3,452	$2,999
Tax benefit	896	830	721
Stock-based compensation expense, net of tax	$2,830	$2,622	$2,278

The Company amortizes the unearned stock-based compensation expense over the remaining vesting period of approximately three years for unvested stock options and five years for unvested RSU's. The following table shows the unearned stock-based compensation expense for unvested stock options and unvested RSU's:

December 31, 2025
(Dollars in thousands)
Unearned stock-based compensation expense for unvested stock options	$5,049
Unearned stock-based compensation expense for unvested RSU's	5,914

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

	December 31,
	2025	2024	2023
	(Dollars in thousands)
401(k) contributions	$3,880	$3,605	$3,410
ESOP contributions	6,779	6,430	5,747
Total contributions	$10,659	$10,035	$9,157

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2025, 2024 and 2023 the Company’s authorized and outstanding preferred and common stock was as follows:

	No. of Shares Authorized at	No. of Shares Outstanding at December 31,			Par Value
Class of Stock	December 31, 2025	2025	2024	2023	Per Share	Dividends	Voting Rights
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	5.00	As declared	Non-voting
Common	40,000,000	33,539,032	33,216,519	32,933,018	1.00	As declared	Voting

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

(c) Common stock: At December 31, 2025, 2024 and 2023 the shares issued equaled shares outstanding.

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

The following table is a summary of the shares purchased under the SRP and the shares remaining to be repurchased in the SRP:

	Year Ended December 31,
	2025	2024	2023
Number of shares repurchased	—	—	20,702
Average price of shares repurchased	$—	$—	$87.88
Shares remaining to be repurchased	479,784	479,784	479,784

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2026, approximately $204.9 million of the equity of BancFirst was available for dividend payments to the Company. During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

BancFirst Corporation, BancFirst, Pegasus, Worthington and ABOK are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of December 31, 2025, BancFirst Corporation, BancFirst, Pegasus, Worthington and ABOK each met all capital adequacy requirements to which they are subject.

The actual and required capital amounts and ratios for the period indicated are shown in the following tables:

	Actual		Required For Capital Adequacy Purposes		With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2025:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,848,735	19.88%	$744,037	8.00%	$976,549	10.50%	N/A	N/A
BancFirst	1,377,317	18.48%	596,290	8.00%	782,630	10.50%	$745,362	10.00%
Pegasus	173,929	16.93%	82,132	8.00%	107,798	10.50%	102,665	10.00%
Worthington	63,580	13.01%	39,096	8.00%	51,313	10.50%	48,869	10.00%
ABOK	40,540	15.50%	20,922	8.00%	27,460	10.50%	26,153	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,658,303	17.83%	$418,521	4.50%	$651,033	7.00%	N/A	N/A
BancFirst	1,275,453	17.11%	335,413	4.50%	521,753	7.00%	$484,485	6.50%
Pegasus	162,941	15.87%	46,199	4.50%	71,866	7.00%	66,732	6.50%
Worthington	58,912	12.05%	21,991	4.50%	34,209	7.00%	31,765	6.50%
ABOK	37,212	14.23%	11,769	4.50%	18,307	7.00%	16,999	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,684,303	18.11%	$558,028	6.00%	$790,540	8.50%	N/A	N/A
BancFirst	1,295,453	17.38%	447,217	6.00%	633,558	8.50%	$596,290	8.00%
Pegasus	162,941	15.87%	61,599	6.00%	87,265	8.50%	82,132	8.00%
Worthington	58,912	12.05%	29,322	6.00%	41,539	8.50%	39,096	8.00%
ABOK	37,212	14.23%	15,692	6.00%	22,230	8.50%	20,922	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,684,303	11.60%	$580,242	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,295,453	10.74%	482,425	4.00%	N/A	N/A	$603,031	5.00%
Pegasus	162,941	10.23%	63,740	4.00%	N/A	N/A	79,675	5.00%
Worthington	58,912	9.59%	24,582	4.00%	N/A	N/A	30,727	5.00%
ABOK	37,212	9.68%	15,375	4.00%	N/A	N/A	19,218	5.00%

	Actual		Required For Capital Adequacy Purposes		With Capital Conservation Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

As of December 31, 2025, BancFirst, Pegasus, Worthington and ABOK were classified by the Federal Reserve as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus, Worthington and ABOK includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus, Worthington and ABOK is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities qualify as Tier 1 capital and its Subordinated Notes qualify as Tier 2 capital. BancFirst, Pegasus, Worthington and ABOK have had no events or conditions that management believes would materially change their category under capital requirements existing as of the report dates.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Year ended December 31,
	2025	2024	2023
	(Dollars in thousands, except per share data)
(Numerator)
Income available to common stockholders	$240,610	$216,354	$212,465
(Denominator)
Weighted-average shares outstanding for basic earnings per common share	33,306,040	33,055,152	32,919,348
Dilutive effect of stock compensation	531,293	561,863	575,139
Weighted-average shares outstanding for diluted earnings per common share	33,837,333	33,617,015	33,494,487

Basic earnings per share	$7.22	$6.55	$6.45
Diluted earnings per share	$7.11	$6.44	$6.34

The following table shows the number of options and RSU's that were excluded from the computation of diluted net income per common share for each period because they were anti-dilutive for the period:

Shares
December 31, 2025	42,183
December 31, 2024	216,272
December 31, 2023	280,150

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in thousands)
ASSETS
Cash	$125,290	$121,103
Investments in subsidiaries	1,701,430	1,456,571
Goodwill	101,611	101,611
Core deposit premium	7,265	8,846
Dividends receivable	21,039	18,783
Other assets	6,273	22,039
Total assets	$1,962,908	$1,728,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$22,569	$21,609
Subordinated debt	86,214	86,157
Stockholders’ equity	1,854,125	1,621,187
Total liabilities and stockholders’ equity	$1,962,908	$1,728,953

STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$90,121	$128,478	$137,275
Interest on interest-bearing deposits	4,694	4,229	1,178
Other	387	549	726
Total operating income	95,202	133,256	139,179
OPERATING EXPENSE
Interest	4,122	4,122	4,122
Other	3,701	3,918	3,206
Total operating expense	7,823	8,040	7,328
Income before taxes and equity in undistributed earnings of subsidiaries	87,379	125,216	131,851
Allocated income tax benefit	2,458	2,112	2,249
Income before equity in undistributed earnings of subsidiaries	89,837	127,328	134,100
Equity in undistributed earnings of subsidiaries	154,269	92,315	81,275
Amortization of stock-based compensation arrangements of subsidiaries	(3,496)	(3,289)	(2,910)
Net income	$240,610	$216,354	$212,465

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$240,610	$216,354	$212,465
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(154,269)	(92,315)	(81,275)
Stock-based compensation arrangements of subsidiaries	3,496	3,289	2,910
Other, net	(362)	1,966	(655)
Net cash provided by operating activities	89,475	129,294	133,445
INVESTING ACTIVITIES
Payments for investments in subsidiaries	(29,207)	(31,950)	(6,100)
Other, net	1,445	(19,121)	(778)
Net cash used in investing activities	(27,762)	(51,071)	(6,878)
FINANCING ACTIVITIES
Issuance of common stock	4,681	9,199	2,543
Common stock acquired	—	—	(1,820)
Cash dividends paid	(62,207)	(57,773)	(53,642)
Net cash used in financing activities	(57,526)	(48,574)	(52,919)
Net increase in cash and due from banks	4,187	29,649	73,648
Cash and due from banks at the beginning of the period	121,103	91,454	17,806
Cash and due from banks at the end of the period	$125,290	$121,103	$91,454
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$4,122	$4,122	$4,122
Cash (paid)/received during the period for income taxes, net	$(2,142)	$5,088	$1,746

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

	December 31,
	2025	2024
	(Dollars in thousands)
Loan commitments	$2,393,252	$2,464,394
Stand-by letters of credit	87,817	102,565

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

(20) LEASES

Lessee

The Company has operating and finance leases, which primarily consist of office space in buildings, ATM locations, storage facilities, parking lots, equipment and land on which it owns or is constructing certain buildings.

Lease expense is included in occupancy, net on the consolidated statements of comprehensive income. Lease expense on all operating leases, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2025	$2,656
2024	2,297
2023	2,066

A right-of-use ("ROU") operating lease asset included in accrued interest receivable and other assets on the consolidated balance sheet totaled $8.7 million at December 31, 2025 compared to $8.0 million at December 31, 2024, and a related operating lease liability included in accrued interest payable and other liabilities on the consolidated balance sheet totaled $8.7 million at December 31, 2025 compared to an operating lease liability of $8.0 million at December 31, 2024. As of December 31, 2025, our operating leases have a weighted-average remaining lease term of 2.8 years and a weighted-average discount rate of 3.2 percent.

Maturity of Operating Lease Liabilities

The following table presents minimum future commitments by year for the Company’s operating leases. Such commitments are reflected as undiscounted values and are reconciled to the discounted present value recognized on the consolidated balance sheet.

December 31, 2025
(Dollars in thousands)
2026	$2,510
2027	2,153
2028	1,342
2029	995
2030	896
Thereafter	2,037
Total lease payments	9,933
Less imputed interest	(1,220)
Operating lease liability	$8,713

In 2025, the Company acquired ROU assets with a value of $17.7 million by entering into new finance lease liabilities. This noncash transaction is excluded from the consolidated statement of cash flows. Amortization and interest expense related to the Company's finance leases was not material for the year-ended December 31, 2025.

A ROU finance lease asset included in accrued interest receivable and other assets on the consolidated balance sheet totaled $17.6 million at December 31, 2025, and a related finance lease liability included in accrued interest payable and other liabilities on the consolidated balance sheet totaled $16.8 million at December 31, 2025. As of December 31, 2025, our finance leases have a weighted-average remaining lease term of 39.7 years and a weighted-average discount rate of 4.8 percent.

Maturity of Finance Lease Liabilities

The following table presents minimum future commitments by year for the Company’s finance leases. Such commitments are reflected as undiscounted values and are reconciled to the discounted present value recognized on the consolidated balance sheet.

December 31, 2025
(Dollars in thousands)
2026	$705
2027	719
2028	733
2029	748
2030	763
Thereafter	38,381
Total lease payments	42,049
Less imputed interest	(25,298)
Finance lease liability	$16,751

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the consolidated balance sheet as premises and equipment. The Company had operating lease revenue of $6.3 million, $5.7 million and $5.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Lease revenue is included in occupancy, net on the consolidated statements of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have operating leases that extend beyond 2036. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable terms of the operating leases:

December 31, 2025
(Dollars in thousands)
2026	$3,947
2027	3,575
2028	3,272
2029	3,160
2030	2,245
2031-2036	3,918
Total future minimum lease payments	$20,117

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2025
Debt securities available for sale:
U.S. Treasury	$874,976	$—	$—	$874,976
U.S. federal agencies	—	6,987	—	6,987
Mortgage-backed securities	—	16,592	—	16,592
States and political subdivisions	—	14,527	1,978	16,505
Other debt securities	—	7,327	2,000	9,327
Derivative assets	—	21,198	—	21,198
Derivative liabilities	—	19,767	—	19,767

December 31, 2024
Debt securities available for sale:
U.S. Treasury	$1,176,009	$—	$—	$1,176,009
U.S. federal agencies	—	8,232	—	8,232
Mortgage-backed securities	—	13,044	—	13,044
States and political subdivisions	—	6,286	150	6,436
Other debt securities	—	7,196	—	7,196
Derivative assets	—	10,479	—	10,479
Derivative liabilities	—	9,105	—	9,105

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Twelve Months Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at the beginning of the year	$150	$180
Purchases	3,858	—
Settlements	(30)	(30)
Balance at the end of the period	$3,978	$150

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the year ended December 31, 2025 and 2024, the Company did not transfer any debt securities.

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

The following table summarizes assets measured at fair value on a nonrecurring basis during the period presented. These nonrecurring fair values do not represent all assets, only those assets that have been adjusted during the reporting period:

Total Fair Value Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended December 31, 2025
Equity securities	$9,271
Collateral dependent loans	24,534
Repossessed assets	1,257
Other real estate owned	45,376

As of and for the Year-to-date Period Ended December 31, 2024
Equity securities	$13,014
Collateral dependent loans	7,337
Repossessed assets	614
Other real estate owned	32,868

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

Debt Securities Held for Investment

For debt securities held for investment, which are generally traded in secondary markets, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar debt securities adjusting for credit or liquidity if applicable. For debt securities held for investment for which observable information is not readily available, the Company reports these at fair value utilizing Level 3 inputs.

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31,
	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$4,404,360	$4,404,360	$3,553,772	$3,553,772
Federal funds sold	91,712	91,712	715	715
Debt securities held for investment	1	1	2	2
Loans held for sale	11,781	11,781	8,073	8,073
Level 3 inputs:
Debt securities held for investment	560	560	835	835
Loans held for investment, net of allowance for credit losses	8,428,554	9,276,411	7,925,613	8,643,418
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	12,670,393	11,891,207	11,718,546	10,966,958
Short-term borrowings	10,010	10,010	—	—
Long-term borrowings	12,000	11,760	—	—
Subordinated debt	86,214	81,936	86,157	77,998
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,188		4,313
Letters of credit		659		769

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. In addition, the Company has no non-financial liabilities measured at fair value on a nonrecurring basis. Non-financial assets measured at fair value on a nonrecurring basis include intangible assets. The intangible assets are evaluated at least annually for impairment. The overall levels of non-financial assets measured at fair value on a nonrecurring basis were not considered to be significant to the Company at December 31, 2025 or 2024.

(22) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. At December 31, 2025, the Company had a margin liability included in other liabilities in the amount of $7.4 million. At December 31, 2024, the Company had a margin asset included in other assets in the amount of $463,000.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		December 31,
		2025		2024
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	2,395	$13,712	2,404	$7,507
Derivative liabilities	Barrels	(2,395)	(13,141)	(2,404)	(6,860)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	34,029	7,486	25,561	2,972
Derivative liabilities	MMBTUs/Gallons	(34,029)	(6,626)	(25,561)	(2,245)

Total Fair Value	Included in
Derivative assets	Other assets		21,198		10,479
Derivative liabilities	Other liabilities		(19,767)		(9,105)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Derivative income	$461	$450	$701

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

Customer credit exposure is managed by strict position limits and is primarily offset by first liens on production while the remainder is offset by cash. Counterparty credit exposure is managed by selecting highly rated counterparties (rated A- or better by Moody’s) and monitoring market information.

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	December 31,
	2025	2024
	(Dollars in thousands)
Credit exposure	$21,197	$8,074

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

The seven principal business units are BancFirst metropolitan banks, BancFirst community banks, Pegasus, Worthington, ABOK, other financial services and executive, operations, support and eliminations. BancFirst metropolitan banks, BancFirst community banks, Pegasus, Worthington and ABOK offer traditional banking products such as commercial and retail lending and a full line of deposit accounts. BancFirst metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. BancFirst community banks and ABOK consist of banking locations in communities in Oklahoma outside the Oklahoma City and Tulsa metropolitan areas. Pegasus consists of banking locations in the Dallas metropolitan area. Worthington consists of banking locations in Arlington, Fort Worth and Denton Texas. Other financial services are specialty product business units including guaranteed small business lending, residential mortgage lending, trust services, securities brokerage, electronic banking and insurance. The executive, operations, support and eliminations group represents executive management, operational support, corporate functions that are not allocated to the other business units and elimination adjustments to consolidate the business units.

The results of operations and selected financial information for the seven business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	ABOK	Other Financial Services	Executive, Operations, Support and Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2025
Interest income	$199,106	$436,916	$83,840	$35,925	$3,072	$9,971	$(8,576)	$760,254
Interest expense	79,872	159,682	31,452	11,349	994	3,921	(17,503)	269,767
Provision for/(benefit from) credit losses	82	2,967	1,136	462	(311)	316	1,018	5,670
Noninterest income	25,169	72,766	2,146	629	105	63,493	35,833	200,141
Depreciation and amortization	1,801	10,463	526	642	207	550	8,353	22,542
Other noninterest expense	48,571	145,310	23,093	14,994	1,386	45,596	78,348	357,298
Income before taxes	$93,949	$191,260	$29,779	$9,107	$901	$23,081	$(42,959)	$305,118
Loans held for investment	$2,499,703	$4,237,764	$947,495	$488,891	$243,087	$104,934	$10,979	$8,532,853
Total assets	$3,588,668	$8,179,183	$1,609,772	$643,555	$394,361	$95,146	$328,208	$14,838,893
Total deposits	$3,035,549	$7,544,595	$1,358,609	$550,008	$329,494	$—	$(147,862)	$12,670,393
Capital expenditures	$7,023	$16,162	$1,656	$143	$—	$1,286	$22,041	$48,311
December 31, 2024
Interest income	$211,451	$414,594	$80,540	$32,237	$—	$9,780	$(24,463)	$724,139
Interest expense	94,400	164,974	32,473	13,466	—	4,845	(32,893)	277,265
Provision for/(benefit from) credit losses	(620)	4,300	3,690	286	—	344	1,004	9,004
Noninterest income	22,278	68,349	1,481	961	—	59,804	31,702	184,575
Depreciation and amortization	1,701	10,324	631	646	—	490	7,889	21,681
Other noninterest expense	44,692	135,215	21,676	14,561	—	41,396	67,943	325,483
Income before taxes	$93,556	$168,130	$23,551	$4,239	$—	$22,509	$(36,704)	$275,281
Loans held for investment	$2,436,878	$4,069,972	$886,760	$453,584	$—	$94,432	$83,484	$8,025,110
Total assets	$3,540,092	$7,810,502	$1,417,873	$644,928	$—	$135,783	$5,136	$13,554,314
Total deposits	$2,841,106	$7,197,541	$1,203,172	$558,641	$—	$(14,547)	$(67,367)	$11,718,546
Capital expenditures	$5,353	$11,852	$397	$4,889	$—	$4,355	$9,806	$36,652
December 31, 2023
Interest income	$196,270	$342,528	$74,932	$25,374	$—	$8,954	$(24,122)	$623,936
Interest expense	76,044	113,332	23,655	7,979	—	4,790	(26,320)	199,480
Provision for/(benefit from) credit losses	4,836	2,331	(328)	564	—	79	(24)	7,458
Noninterest income	24,793	70,824	1,646	1,170	—	52,711	34,264	185,408
Depreciation and amortization	2,347	10,514	804	496	—	481	7,547	22,189
Other noninterest expense	46,329	123,554	20,084	13,636	—	37,495	69,171	310,269
Income before taxes	$91,507	$163,621	$32,363	$3,869	$—	$18,820	$(40,232)	$269,948
Loans held for investment	$2,495,337	$3,756,022	$803,290	$418,719	$—	$103,441	$79,836	$7,656,645
Total assets	$3,598,888	$7,012,905	$1,280,618	$600,364	$—	$121,601	$(242,334)	$12,372,042
Total deposits	$2,741,628	$6,435,161	$1,084,077	$499,462	$—	$(26,781)	$(33,425)	$10,700,122
Capital expenditures	$2,752	$5,156	$528	$5,497	$—	$108	$8,463	$22,504

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2025.

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

No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter of 2025 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2025.

Forvis Mazars, LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

February 26, 2026

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

Shareholders, Board of Directors, and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on Internal Control Over Financial Reporting

We have audited BancFirst Corporation’s (Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Oklahoma City, Oklahoma

February 26, 2026

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption, modification or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Equity Compensation Plan Information” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end. Our independent registered public accounting firm is Forvis Mazars, LLP Oklahoma City, OK PCAOB ID: 686.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
(1)
Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2025 and 2024

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flow for the three years ended December 31, 2025, 2024 and 2023

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

10.11

2025 First Amendment to the BancFirst Corporation Thrift Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2025 and incorporated herein by reference).

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

February 26, 2026	BANCFIRST CORPORATION

/s/ David R. Harlow
David R. Harlow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2026.

/s/ David E. Rainbolt	/s/ David R. Harlow
David E. Rainbolt	David R. Harlow
Chairman of the Board	President and Chief Executive Officer (Principal Executive Officer)

/s/ F. Ford Drummond	/s/ Joseph Ford
F. Ford Drummond	Joseph Ford
Director	Director

/s/ Kimberly Ingram	/s/ Mautra Staley Jones
Kimberly Ingram	Mautra Staley Jones
Director	Director

/s/ Bill G. Lance	/s/ Dave R. Lopez
Bill G. Lance	Dave R. Lopez
Director	Director

/s/ William Scott Martin	/s/ Tom H. McCasland, III
William Scott Martin	Tom H. McCasland, III
Director	Director

/s/ Leslie Rainbolt	/s/ Robin Roberson
Leslie Rainbolt	Robin Roberson
Director	Director

/s/ Darryl W. Schmidt	/s/ Natalie Shirley
Darryl W. Schmidt	Natalie Shirley
Chief Executive Officer, BancFirst and Director	Director

/s/ Michael K. Wallace	/s/Gregory G. Wedel
Michael K. Wallace	Gregory G. Wedel
Director	Director

/s/ G. Rainey Williams, Jr
G. Rainey Williams, Jr
Director

/s/ Hannah Andrus	/s/ Randy Foraker
Hannah Andrus	Randy Foraker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President (Principal Accounting Officer)

PERFORMANCE GRAPH

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The graph assumes an investment on December 31, 2020 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The performance graph represents past performance and should not be considered an indication of future performance.

INDEX
325
300
275
250
225
200
175
150
125
100
75
50
12/20
12/21
12/22
12/23
12/24
12/25
DATE
BancFirst Corporation
NASDAQ Bank Stocks (U.S.)
NASDAQ Composite Stock Market (U.S.)

	As of December 31,
	2020	2021	2022	2023	2024	2025

BancFirst Corporation (BANF)	$100.00	$122.77	$156.06	$175.47	$215.10	$197.83
NASDAQ Bank Stocks (U.S.)	100.00	142.91	119.65	115.54	139.30	149.15
NASDAQ Composite Stock Market (U.S.)	100.00	122.22	82.48	119.35	154.67	187.42