Form 10-Q
period 2026-03-31
BANCFIRST CORP /OK/
filed 2026-05-08
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, there were 33,586,387 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2026	2025
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$253,795	$226,954
Interest-bearing deposits with banks	4,430,751	4,177,406
Federal funds sold	—	91,712
Debt securities held for investment (fair value: $501 and $561, respectively)	501	561
Debt securities available for sale at fair value	886,018	924,387
Loans held for sale	10,697	11,781
Loans held for investment (net of unearned interest)	8,585,371	8,532,853
Allowance for credit losses	(105,330)	(104,299)
Loans, net of allowance for credit losses	8,480,041	8,428,554
Premises and equipment, net	329,355	325,890
Other real estate owned	51,391	47,909
Intangible assets, net	20,382	21,357
Goodwill	183,388	182,739
Accrued interest receivable and other assets	470,222	399,643
Total assets	$15,116,541	$14,838,893

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,105,840	$3,897,613
Interest-bearing	8,795,261	8,772,780
Total deposits	12,901,101	12,670,393
Short-term borrowings	14,990	10,010
Long-term borrowings	—	12,000
Accrued interest payable and other liabilities	212,310	206,151
Subordinated debt	86,228	86,214
Total liabilities	13,214,629	12,984,768

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 33,575,976 and 33,539,032, respectively	33,576	33,539
Capital surplus	221,483	217,843
Retained earnings	1,657,560	1,611,017
Accumulated other comprehensive loss, net of tax benefit of $3,323 and $2,556, respectively	(10,707)	(8,274)
Total stockholders' equity	1,901,912	1,854,125
Total liabilities and stockholders' equity	$15,116,541	$14,838,893

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
INTEREST INCOME
Loans, including fees	$144,173	$136,984
Securities:
Taxable	5,873	7,006
Tax-exempt	52	18
Federal funds sold	414	1
Interest-bearing deposits with banks	39,668	38,467
Total interest income	190,180	182,476
INTEREST EXPENSE
Deposits	61,228	65,490
Short-term borrowings	142	7
Long-term borrowings	42	—
Subordinated debt	1,030	1,030
Other interest expense	133	—
Total interest expense	62,575	66,527
Net interest income	127,605	115,949
Provision for credit losses on loans	2,578	1,461
(Benefit from) provision for off-balance sheet credit exposures	(435)	125
Total provision for credit losses	2,143	1,586
Net interest income after provision for credit losses	125,462	114,363
NONINTEREST INCOME
Trust revenue	6,057	5,539
Service charges on deposits	18,042	16,804
Securities transactions	904	(333)
Sales of loans	780	636
Insurance commissions	9,440	10,410
Cash management	10,566	10,051
(Loss)/gain on sale of other assets	(172)	158
Other	5,774	5,629
Total noninterest income	51,391	48,894
NONINTEREST EXPENSE
Salaries and employee benefits	58,855	54,593
Occupancy, net	6,286	5,753
Depreciation	4,816	4,808
Amortization of intangible assets	975	886
Data processing services	3,448	2,892
Net expense from other real estate owned	3,605	2,658
Marketing and business promotion	2,641	2,461
Deposit insurance	1,847	1,725
Other	14,316	16,403
Total noninterest expense	96,789	92,179
Income before taxes	80,064	71,078
Income tax expense	17,069	14,966
Net income	$62,995	$56,112
NET INCOME PER COMMON SHARE
Basic	$1.88	$1.69
Diluted	$1.85	$1.66
OTHER COMPREHENSIVE INCOME:
Unrealized (losses)/gains on debt securities, net of tax benefit/(expense) of $767 and $(2,838), respectively	(2,433)	9,138
Other comprehensive (loss)/gain, net of tax benefit/(expense) of $767 and $(2,838), respectively	(2,433)	9,138
Comprehensive income	$60,562	$65,250

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
COMMON STOCK
Issued at beginning of period	$33,539	$33,217
Shares issued for stock-based compensation plans	18	25
Shares issued for acquisition	19	—
Issued at end of period	$33,576	$33,242
CAPITAL SURPLUS
Balance at beginning of period	$217,843	$187,062
Common stock issued for stock-based compensation plans	763	866
Common stock issued for acquisition	2,110	—
Stock-based compensation arrangements	767	790
Balance at end of period	$221,483	$188,718
RETAINED EARNINGS
Balance at beginning of period	$1,611,017	$1,433,768
Net income	62,995	56,112
Dividends on common stock ($0.49 and $0.46 per share, respectively)	(16,452)	(15,291)
Balance at end of period	$1,657,560	$1,474,589
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(8,274)	$(32,860)
Net change	(2,433)	9,138
Balance at end of period	$(10,707)	$(23,722)
Total stockholders’ equity	$1,901,912	$1,672,827

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,995	$56,112
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	2,143	1,586
Depreciation and amortization	5,791	5,694
Net amortization of securities premiums and discounts	(427)	(55)
Realized securities (gains)/losses	(904)	333
Gain on sales of loans	(780)	(636)
Cash receipts from the sale of loans originated for sale	45,066	37,201
Cash disbursements for loans originated for sale	(43,202)	(36,775)
Deferred income tax benefit	(882)	(1,256)
Loss/(gain) on sale of other assets	126	(183)
Increase in interest receivable	(1,081)	(729)
Decrease in interest payable	(673)	(322)
Amortization of stock-based compensation arrangements	767	790
Excess tax benefit from stock-based compensation arrangements	(260)	(456)
Other, net	7,167	15,647
Net cash provided by operating activities	75,846	76,951
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	1,934	—
Net decrease in federal funds sold	91,712	195
Purchases of available for sale debt securities	(25,288)	—
Proceeds from maturities, calls and paydowns of held for investment debt securities	60	60
Proceeds from maturities, calls and paydowns of available for sale debt securities	60,884	56,284
Purchase of equity securities	(214)	(256)
Proceeds from paydowns and sales of equity securities	62	52
Net change in loans	(57,653)	(71,778)
Net payments on derivative asset contracts	(60,722)	(12,284)
Purchases of premises, equipment and computer software	(10,783)	(11,310)
Purchase of tax credits	(6,009)	(12,946)
Other, net	2,370	1,616
Net cash used in investing activities	(3,647)	(50,367)
FINANCING ACTIVITIES
Net change in deposits	230,708	408,204
Net change in short-term borrowings	4,980	—
Paydown of long-term borrowings	(12,000)	—
Finance lease principal repayments	(48)	—
Issuance of common stock in connection with stock options, net	781	891
Cash dividends paid	(16,434)	(15,279)
Net cash provided by financing activities	207,987	393,816
Net increase in cash, due from banks and interest-bearing deposits	280,186	420,400
Cash, due from banks and interest-bearing deposits at the beginning of the period	4,404,360	3,553,772
Cash, due from banks and interest-bearing deposits at the end of the period	$4,684,546	$3,974,172
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$63,248	$66,849
Cash paid during the period for income taxes	$1	$1,981
Noncash investing and financing activities:
Unpaid common stock dividends declared	$16,452	$15,291

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BFC-PNC LLC, Calimesa Town Center, LLC, BancFirst Insurance Services, Inc., Pegasus Bank ("Pegasus"), Worthington Bank ("Worthington") and BancFirst ("BancFirst"). BancFirst includes its subsidiary BFTower, LLC. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with U.S. GAAP for interim financial information and the instructions for Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). The information contained in the consolidated financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On November 17, 2025, the Company acquired American Bank of Oklahoma ("ABOK"), for aggregate consideration totaling approximately $33 million. ABOK shareholders had the option to receive shares in the Company or receive cash for their ABOK shares. Cash consideration was capped at 40% of the total merger consideration. As of December 31, 2025, fair value of the Company's common stock issued for the acquisition was $22.7 million and cash paid was $6.3 million. As of December 31, 2025, not all ABOK shareholders had surrendered their stock certificates. During the three months ended March 31, 2026 stock certificates representing an additional $2.1 million had been surrendered. The fair value of assets acquired was approximately $416.6 million and the fair value of liabilities assumed was approximately $383.3 million. The fair value of these assets and liabilities is based upon preliminary evaluation and not yet finalized. The Company expects to complete the evaluation within the one-year allowable period. ABOK was a community bank headquartered in Collinsville, Oklahoma with six banking locations in Oklahoma. At acquisition, ABOK had approximately $414 million in total assets, $244 million in loans and $341 million in deposits. ABOK operated as a subsidiary of BancFirst Corporation until February 13, 2026 when ABOK was merged into BancFirst. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $11.6 million and goodwill of approximately $1.1 million. The Company did not incur a material amount of acquisition-related expenses. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. Pro forma information has not been presented because the acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of ABOK complements the Company by expanding the Company's banking communities in Oklahoma.

(3) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026	(Dollars in thousands)
Mortgage backed securities (1)	$1	$—	$—	$1
Other securities	500	—	—	500
Total	$501	$—	$—	$501
December 31, 2025
Mortgage backed securities (1)	$1	$—	$—	$1
States and political subdivisions	60	—	—	60
Other securities	500	—	—	500
Total	$561	$—	$—	$561

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026	(Dollars in thousands)
U.S. treasuries	$849,220	$42	$(11,870)	$837,392
U.S. federal agencies	6,469	52	(5)	6,516
Mortgage backed securities (1)	17,312	15	(1,297)	16,030
States and political subdivisions	17,047	2	(263)	16,786
Other securities	10,000	—	(706)	9,294
Total	$900,048	$111	$(14,141)	$886,018
December 31, 2025
U.S. treasuries	$884,020	$1,131	$(10,175)	$874,976
U.S. federal agencies	6,944	49	(6)	6,987
Mortgage backed securities (1)	17,702	47	(1,157)	16,592
States and political subdivisions	16,551	101	(147)	16,505
Other securities	10,000	—	(673)	9,327
Total	$935,217	$1,328	$(12,158)	$924,387

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

	March 31, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$500	$500	$560	$560
After one year but within five years	1	1	1	1
After five years but within ten years	—	—	—	—
After ten years	—	—	—	—
Total	$501	$501	$561	$561
Available for Sale
Contractual maturity of debt securities:
Within one year	$356,290	$353,354	$311,726	$309,372
After one year but within five years	509,330	500,361	588,315	581,709
After five years but within ten years	16,547	15,741	17,142	16,400
After ten years	17,881	16,562	18,034	16,906
Total debt securities	$900,048	$886,018	$935,217	$924,387

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Book value of pledged securities	$668,532	$726,833

There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the three months ended March 31, 2026 or March 31, 2025.

Realized gains or losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at March 31, 2026 and December 31, 2025 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
March 31, 2026
Available for Sale
U.S. treasuries	30	$76,285	$149	$722,118	$11,721	$798,403	$11,870
U.S. federal agencies	6	462	3	411	2	873	5
Mortgage backed securities	62	4,552	71	10,298	1,226	14,850	1,297
States and political subdivisions	14	9,703	132	744	131	10,447	263
Other securities	2	—	—	7,294	706	7,294	706
Total	114	$91,002	$355	$740,865	$13,786	$831,867	$14,141
December 31, 2025
Available for Sale
U.S. treasuries	31	$—	$—	$783,183	$10,175	$783,183	$10,175
U.S. federal agencies	6	177	1	898	5	1,075	6
Mortgage backed securities	51	1,764	47	10,710	1,110	12,474	1,157
States and political subdivisions	8	5,197	28	758	119	5,955	147
Other securities	2	—	—	7,327	673	7,327	673
Total	98	$7,138	$76	$802,876	$12,082	$810,014	$12,158

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of March 31, 2026 and December 31, 2025, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)

Commercial real estate owner occupied	$951,979	$955,171
Commercial real estate non-owner occupied	1,861,328	1,797,066
Construction and development < 60 months	631,116	657,312
Construction residential real estate < 60 months	292,111	269,357
Residential real estate first lien	1,565,139	1,583,229
Residential real estate all other	332,665	328,291
Agriculture	484,918	491,776
Commercial non-real estate	1,349,047	1,374,609
Consumer non-real estate	531,209	533,415
Oil and gas	585,859	542,627
Total (1)	$8,585,371	$8,532,853

(1) Excludes accrued interest receivable of $42.2 million at March 31, 2026 and $41.8 million at December 31, 2025, that is recorded in accrued interest receivable and other assets.

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

The Company's portfolio segment descriptions and the weighted average remaining life of portfolio segments are disclosed in Note (5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Other Real Estate Owned and Repossessed Assets and Loan Modifications

The following is a summary of other real estate owned and repossessed assets:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Other real estate owned and repossessed assets	$53,649	$49,134

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of loans modified during the three months ended March 31, 2026 was approximately $3.3 million compared to $6.4 million during the year ended December 31, 2025.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either the three months ended March 31, 2026 or 2025. In addition, all loans identified as nonaccrual loans have related allowances for credit losses at March 31, 2026 and December 31, 2025, respectively. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.5 million for the three months ended March 31, 2026 and approximately $1.0 million for the three months ended March 31, 2025.

Nonaccrual loans guaranteed by government agencies totaled approximately $10.8 million at March 31, 2026 and approximately $10.6 million at December 31, 2025.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	March 31, 2026	December 31, 2025
	(Dollars in thousands)

Commercial real estate owner occupied	$16,355	$15,412
Commercial real estate non-owner occupied	20,193	20,555
Construction and development < 60 months	1,457	680
Construction residential real estate < 60 months	1,565	1,565
Residential real estate first lien	5,128	4,671
Residential real estate all other	1,305	1,787
Agriculture	2,677	2,456
Commercial non-real estate	10,940	11,776
Consumer non-real estate	1,152	816
Oil and gas	1,406	1,412
Total	$62,178	$61,130

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2026

Commercial real estate owner occupied	$4,718	$75	$12,181	$16,974	$935,005	$951,979	$39
Commercial real estate non-owner occupied	934	—	18,715	19,649	1,841,679	1,861,328	205
Construction and development < 60 months	1,011	247	2,976	4,234	626,882	631,116	1,632
Construction residential real estate < 60 months	2,783	—	829	3,612	288,499	292,111	—
Residential real estate first lien	8,775	3,736	6,357	18,868	1,546,271	1,565,139	2,788
Residential real estate all other	2,399	1,356	1,409	5,164	327,501	332,665	1,015
Agriculture	5,706	1,093	2,890	9,689	475,229	484,918	1,297
Commercial non-real estate	6,996	1,092	7,347	15,435	1,333,612	1,349,047	723
Consumer non-real estate	3,990	677	1,152	5,819	525,390	531,209	597
Oil and gas	131	—	1,474	1,605	584,254	585,859	68
Total	$37,443	$8,276	$55,330	$101,049	$8,484,322	$8,585,371	$8,364

As of December 31, 2025

Commercial real estate owner occupied	$4,196	$468	$14,515	$19,179	$935,992	$955,171	$190
Commercial real estate non-owner occupied	370	288	19,391	20,049	1,777,017	1,797,066	806
Construction and development < 60 months	1,119	48	603	1,770	655,542	657,312	19
Construction residential real estate < 60 months	—	—	829	829	268,528	269,357	—
Residential real estate first lien	9,476	2,625	5,084	17,185	1,566,044	1,583,229	2,142
Residential real estate all other	2,343	436	2,467	5,246	323,045	328,291	1,312
Agriculture	2,643	1,681	3,245	7,569	484,207	491,776	1,950
Commercial non-real estate	2,863	1,047	10,959	14,869	1,359,740	1,374,609	730
Consumer non-real estate	4,353	973	1,430	6,756	526,659	533,415	896
Oil and gas	32	—	1,482	1,514	541,113	542,627	70
Total	$27,395	$7,566	$60,005	$94,966	$8,437,887	$8,532,853	$8,115

Credit Quality Indicators

The Company considers credit quality indicators to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical credit loss experience and economic conditions. These indicators are reviewed and updated regularly throughout the year. An internal risk grading system is used to indicate the credit risk of loans. The loan grades used by the Company are for internal risk identification purposes and do not directly correlate to regulatory classification categories or any financial reporting definitions. The general characteristics of the risk grades and the table summarizing the Company’s gross loans held for investment by year of origination and internally assigned credit grades as of December 31, 2025, are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total
As of March 31, 2026	(Dollars in thousands)
Commercial real estate owner occupied
Grade 1	$15,167	$93,912	$65,003	$86,542	$108,677	$221,193	$13,797	$604,291
Grade 2	21,554	75,174	38,397	29,582	44,660	94,471	9,458	313,296
Grade 3	1,300	1,056	4,377	7,720	2,926	4,632	50	22,061
Grade 4	—	51	9,701	223	1,143	1,075	138	12,331
Total	38,021	170,193	117,478	124,067	157,406	321,371	23,443	951,979
Commercial real estate non-owner occupied
Grade 1	$91,657	$158,036	$126,131	$177,916	$254,305	$234,208	$14,208	$1,056,461
Grade 2	34,602	210,316	68,315	157,257	154,280	125,796	19,273	769,839
Grade 3	8,099	2,758	—	1,414	3,378	595	—	16,244
Grade 4	—	248	17,840	666	—	30	—	18,784
Total	134,358	371,358	212,286	337,253	411,963	360,629	33,481	1,861,328
Construction and development < 60 months
Grade 1	$49,183	$121,493	$74,522	$37,719	$34,895	$17,777	$22,870	$358,459
Grade 2	15,865	100,162	33,314	81,508	11,654	6,467	6,212	255,182
Grade 3	3,831	4,065	83	—	1,615	110	6,968	16,672
Grade 4	—	344	—	37	16	406	—	803
Total	68,879	226,064	107,919	119,264	48,180	24,760	36,050	631,116
Construction residential real estate < 60 months
Grade 1	$33,698	$117,575	$7,237	$1,892	$883	$509	$2,833	$164,627
Grade 2	30,106	87,924	—	35	36	—	4,216	122,317
Grade 3	520	3,015	—	—	—	—	68	3,603
Grade 4	—	736	622	—	206	—	—	1,564
Total	64,324	209,250	7,859	1,927	1,125	509	7,117	292,111
Residential real estate first lien
Grade 1	$65,979	$241,750	$176,396	$156,207	$164,950	$313,566	$5,680	$1,124,528
Grade 2	20,126	101,965	73,933	49,191	51,358	99,057	351	395,981
Grade 3	1,731	6,030	4,833	7,114	4,115	8,851	—	32,674
Grade 4	83	962	2,081	2,785	1,020	5,025	—	11,956
Total	87,919	350,707	257,243	215,297	221,443	426,499	6,031	1,565,139
Residential real estate all other
Grade 1	$7,620	$35,552	$29,623	$19,147	$15,542	$16,980	$58,855	$183,319
Grade 2	3,178	5,215	6,599	4,981	3,561	4,961	110,175	138,670
Grade 3	437	2,329	533	343	333	673	2,455	7,103
Grade 4	—	1,221	25	344	415	302	1,266	3,573
Total	11,235	44,317	36,780	24,815	19,851	22,916	172,751	332,665
Agriculture
Grade 1	$16,095	$41,546	$23,703	$25,961	$27,376	$65,699	$51,273	$251,653
Grade 2	9,954	45,809	23,974	18,545	14,827	31,621	59,774	204,504
Grade 3	2,689	3,591	1,785	2,089	2,248	2,713	6,722	21,837
Grade 4	42	627	698	987	341	4,107	122	6,924
Total	28,780	91,573	50,160	47,582	44,792	104,140	117,891	484,918
Commercial non-real estate
Grade 1	$29,715	$115,387	$88,761	$53,474	$83,943	$82,069	$297,614	$750,963
Grade 2	29,771	115,701	46,060	43,606	27,518	17,623	244,761	525,040
Grade 3	3,681	6,691	4,989	6,746	2,579	1,455	38,871	65,012
Grade 4	387	1,183	566	1,036	2,235	278	1,223	6,908
Grade 5	—	—	309	570	134	111	—	1,124
Total	63,554	238,962	140,685	105,432	116,409	101,536	582,469	1,349,047
Consumer non-real estate
Grade 1	$51,594	$185,616	$91,943	$51,395	$22,189	$13,076	$21,347	$437,160
Grade 2	4,971	22,101	13,595	8,733	4,067	2,454	27,110	83,031
Grade 3	593	1,720	1,442	1,290	776	512	13	6,346
Grade 4	82	2,412	769	635	343	371	1	4,613
Grade 5	41	18	—	—	—	—	—	59
Total	57,281	211,867	107,749	62,053	27,375	16,413	48,471	531,209
Oil and gas
Grade 1	$61,313	$15,401	$6,872	$6,078	$2,847	$6,896	$288,448	$387,855
Grade 2	50,318	30,156	7,099	4,426	2,906	4,849	96,815	196,569
Grade 3	—	930	12	24	—	26	68	1,060
Grade 4	—	—	—	—	—	375	—	375
Total	111,631	46,487	13,983	10,528	5,753	12,146	385,331	585,859
Total loans held for investment	$665,982	$1,960,778	$1,052,142	$1,048,218	$1,054,297	$1,390,919	$1,413,035	$8,585,371

The following tables summarize the Company's gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended March 31, 2026
Commercial real estate owner occupied	$—	$3	$2	$18	$10	$293	$1	$327
Commercial real estate non-owner occupied	—	—	—	—	—	—	—	—
Construction and development < 60 months	—	—	—	—	—	1	—	1
Construction residential real estate < 60 months	—	—	—	—	—	—	—	—
Residential real estate first lien	—	—	4	23	1	12	—	40
Residential real estate all other	—	—	—	—	—	2	251	253
Agriculture	—	9	27	23	8	4	76	147
Commercial non-real estate	—	9	49	64	188	36	111	457
Consumer non-real estate	—	156	221	174	55	24	13	643
Oil and gas	—	—	—	—	—	—	—	—
Total gross charge-offs	$—	$177	$303	$302	$262	$372	$452	$1,868

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended March 31, 2025
Commercial real estate owner occupied	$—	$—	$—	$17	$6	$—	$—	$23
Commercial real estate non-owner occupied	—	—	—	—	—	—	—	—
Construction and development < 60 months	—	—	—	—	3	—	—	3
Construction residential real estate < 60 months	—	25	—	—	—	—	—	25
Residential real estate first lien	—	6	2	1	5	37	—	51
Residential real estate all other	—	—	—	—	—	—	6	6
Agriculture	—	9	—	—	1	—	17	27
Commercial non-real estate	19	10	21	33	33	72	13	201
Consumer non-real estate	—	157	224	54	6	6	—	447
Oil and gas	—	—	—	—	—	—	—	—
Total gross charge-offs	$19	$207	$247	$105	$54	$115	$36	$783

Allowance for Credit Losses Methodology

The Company determines its provision for credit losses and allowance for credit losses using the current expected credit loss methodology that is referred to as the current expected credit loss ("CECL") model. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The allowance for credit losses methodology is disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables detail activity in the allowance for credit losses on loans for the periods presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2026
Commercial real estate owner occupied	$6,937	$(327)	$110	$(217)	$(29)	$6,691
Commercial real estate non-owner occupied	33,266	—	4	4	1,779	35,049
Construction and development < 60 months	4,682	(1)	—	(1)	(101)	4,580
Construction residential real estate < 60 months	2,868	—	—	—	(145)	2,723
Residential real estate first lien	7,499	(40)	6	(34)	(604)	6,861
Residential real estate all other	1,775	(253)	1	(252)	911	2,434
Agriculture	5,258	(147)	3	(144)	57	5,171
Commercial non-real estate	26,926	(457)	106	(351)	66	26,641
Consumer non-real estate	7,952	(643)	91	(552)	695	8,095
Oil and gas	7,136	—	—	—	(51)	7,085
Total	$104,299	$(1,868)	$321	$(1,547)	$2,578	$105,330

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2025
Commercial real estate owner occupied	$6,869	$(23)	$39	$16	$106	$6,991
Commercial real estate non-owner occupied	33,097	—	—	—	656	33,753
Construction and development < 60 months	8,671	(3)	—	(3)	(55)	8,613
Construction residential real estate < 60 months	2,336	(25)	—	(25)	(29)	2,282
Residential real estate first lien	4,568	(51)	3	(48)	146	4,666
Residential real estate all other	1,741	(6)	21	15	34	1,790
Agriculture	5,696	(27)	11	(16)	96	5,776
Commercial non-real estate	24,150	(201)	125	(76)	(197)	23,877
Consumer non-real estate	4,833	(447)	81	(366)	353	4,820
Oil and gas	7,536	—	—	—	351	7,887
Total	$99,497	$(783)	$280	$(503)	$1,461	$100,455

Purchased Credit Deteriorated Loans

The Company has previously purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the three month period ended March 31, 2026 or March 31, 2025.

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the three months ended March 31, 2026 and 2025, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following tables summarize collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of March 31, 2026
Commercial real estate owner occupied	$549	$545	$—	$1,094	$216
Commercial real estate non-owner occupied	14,109	—	—	14,109	1,087
Construction and development < 60 months	1,051	—	—	1,051	238
Construction residential real estate < 60 months	829	—	—	829	229
Residential real estate first lien	2,428	—	—	2,428	504
Residential real estate all other	734	—	—	734	550
Agriculture	2,287	119	11	2,417	256
Commercial non-real estate	—	11,335	466	11,801	5,253
Consumer non-real estate	—	—	896	896	549
Oil and gas	—	853	—	853	110
Total collateral-dependent loans held for investment	$21,987	$12,852	$1,373	$36,212	$8,992

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2025
Commercial real estate owner occupied	$1,173	$547	$—	$1,720	$479
Commercial real estate non-owner occupied	14,746	—	—	14,746	1,162
Construction and development < 60 months	1,917	—	—	1,917	523
Construction residential real estate < 60 months	829	—	—	829	229
Residential real estate first lien	4,257	—	—	4,257	1,373
Residential real estate all other	110	—	—	110	51
Agriculture	2,287	171	11	2,469	294
Commercial non-real estate	—	14,769	45	14,814	5,616
Consumer non-real estate	—	—	707	707	444
Oil and gas	—	1,089	—	1,089	110
Total collateral-dependent loans held for investment	$25,319	$16,576	$763	$42,658	$10,281

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

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Other real estate owned	$3,401	$909
Repossessed assets	2,121	824
Total	$5,522	$1,733

(5) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
March 31, 2026
Core deposit intangibles	$38,060	$(17,690)	$20,370
Customer relationship intangibles	3,350	(3,338)	12
Total	$41,410	$(21,028)	$20,382
December 31, 2025
Core deposit intangibles	$38,060	$(16,720)	$21,340
Customer relationship intangibles	3,350	(3,333)	17
Total	$41,410	$(20,053)	$21,357

The following is a summary of goodwill by business segment for the three months ended March 31, 2026:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	ABOK	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)

Balance at beginning of period	$13,767	$61,420	$68,855	$32,133	$476	$5,464	$624	$182,739
ABOK acquisition adjustments	—	1,125	—	—	(476)	—	—	649
Balance at end of period	$13,767	$62,545	$68,855	$32,133	$—	$5,464	$624	$183,388

The Company acquired ABOK on November 17, 2025, ABOK operated as a subsidiary of BancFirst Corporation until February 13, 2026 when ABOK was merged into BancFirst. An additional $649,000 in goodwill was recorded during the first quarter related to this transaction. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions. Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

(7) STOCK-BASED COMPENSATION

On May 25, 2023, the shareholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan will continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At March 31, 2026 there were 412,075 shares available for future grants. The restricted stock units ("RSU's") vest beginning two years from the date of grant at the rate of 20% per year for five years. The RSU's are settled and distributed as of each vesting date. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Three Months Ended March 31, 2026
Nonvested at December 31, 2025	65,710	$105.92
Granted	16,100	110.00
Vested	(1,300)	88.49
Nonvested at March 31, 2026	80,510	107.02

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of March 31, 2026, there are 25,136 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2030, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 6,431 and 4,045 shares of common stock distributed from the Deferred Stock Compensation Plan during the three months ended March 31, 2026 and 2025, respectively.

A summary of the accumulated stock units under the Deferred Stock Compensation Plan is as follows:

	March 31, 2026	December 31, 2025
Accumulated stock units	118,602	122,841
Average price	$52.40	$50.50

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

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Three Months Ended March 31, 2026
Outstanding at December 31, 2025	830,220	$60.01
Options exercised	(11,050)	49.30
Options canceled, forfeited, or expired	(5,000)	90.56
Outstanding at March 31, 2026	814,170	59.97	8.79 Yrs.	$39,512
Exercisable at March 31, 2026	431,420	48.55	7.25 Yrs.	$25,864

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Total intrinsic value of options exercised	$749	$1,734
Cash received from options exercised	545	773
Tax benefit realized from options exercised	180	417

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the three months ended March 31, 2026 or March 31, 2025.

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income. The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Stock-based compensation expense	$767	$790
Tax benefit	184	190
Stock-based compensation expense, net of tax	$583	$600

The Company amortizes the unearned stock-based compensation expense over the remaining vesting period of approximately three years for unvested stock options and five years for unvested RSU's. The following table shows the unearned stock-based compensation expense for unvested stock options and unvested RSU's:

March 31, 2026
(Dollars in thousands)
Unearned stock-based compensation expense for unvested stock options	$4,459
Unearned stock-based compensation expense for unvested RSU's	7,352

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

The following table is a summary of the shares under the SRP:

	Three Months Ended March 31,
	2026	2025
Shares remaining to be repurchased	479,784	479,784

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of March 31, 2026, BancFirst Corporation, BancFirst, Pegasus and Worthington each met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2026:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,900,334	20.22%	$752,045	8.00%	$987,059	10.50%	N/A	N/A
BancFirst	1,407,092	18.01%	625,106	8.00%	820,451	10.50%	$781,382	10.00%
Pegasus	179,820	17.60%	81,758	8.00%	107,307	10.50%	102,197	10.00%
Worthington	65,749	13.26%	39,660	8.00%	52,053	10.50%	49,574	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,708,849	18.18%	$423,025	4.50%	$658,040	7.00%	N/A	N/A
BancFirst	1,296,602	16.59%	351,622	4.50%	546,968	7.00%	$507,898	6.50%
Pegasus	168,739	16.51%	45,989	4.50%	71,538	7.00%	66,428	6.50%
Worthington	60,825	12.27%	22,309	4.50%	34,702	7.00%	32,223	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,734,849	18.45%	$564,034	6.00%	$799,048	8.50%	N/A	N/A
BancFirst	1,316,602	16.85%	468,829	6.00%	664,175	8.50%	$625,106	8.00%
Pegasus	168,739	16.51%	61,318	6.00%	86,867	8.50%	81,758	8.00%
Worthington	60,825	12.27%	29,745	6.00%	42,138	8.50%	39,660	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,734,849	11.78%	$589,295	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,316,602	10.49%	502,052	4.00%	N/A	N/A	$627,565	5.00%
Pegasus	168,739	11.27%	59,914	4.00%	N/A	N/A	74,892	5.00%
Worthington	60,825	9.41%	25,843	4.00%	N/A	N/A	32,304	5.00%

As of March 31, 2026, BancFirst, Pegasus and Worthington were classified by the Federal Reserve as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities qualify as Tier 1 capital and its Subordinated Notes qualify as Tier 2 capital. BancFirst, Pegasus and Worthington have had no events or conditions that management believes would materially change their category under capital requirements existing as of the report dates.

(9) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except per share data)

(Numerator)
Income available to common stockholders	$62,995	$56,112
(Denominator)
Weighted average shares outstanding for basic earnings per common share	33,557,536	33,232,788
Dilutive effect of stock compensation	470,359	536,085
Weighted-average shares outstanding for diluted earnings per common share	34,027,895	33,768,873

Basic earnings per share	$1.88	$1.69
Diluted earnings per share	$1.85	$1.66

The following table shows the number of options and RSU's that were excluded from the computation of diluted net income per common share for each period because they were anti-dilutive for the period:

Shares
Three Months Ended March 31, 2026	74,110
Three Months Ended March 31, 2025	57,733

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2026
Debt securities available for sale:
U.S. Treasury	$837,392	$—	$—	$837,392
U.S. federal agencies	—	6,516	—	6,516
Mortgage-backed securities	—	16,030	—	16,030
States and political subdivisions	—	14,951	1,835	16,786
Other debt securities	—	7,294	2,000	9,294
Derivative assets	—	45,456	—	45,456
Derivative liabilities	—	43,753	—	43,753

December 31, 2025
Debt securities available for sale:
U.S. Treasury	$874,976	$—	$—	$874,976
U.S. federal agencies	—	6,987	—	6,987
Mortgage-backed securities	—	16,592	—	16,592
States and political subdivisions	—	14,527	1,978	16,505
Other debt securities		7,327	2,000	9,327
Derivative assets	—	21,198	—	21,198
Derivative liabilities	—	19,767	—	19,767

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2026	2025
	(Dollars in thousands)
Balance at the beginning of the year	$3,978	$150
Purchases	—	3,858
Settlements	—	(30)
Total unrealized loss	(143)	—
Balance at the end of the period	$3,835	$3,978

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2026, and the year ended December 31, 2025, the Company did not transfer any debt securities.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended March 31, 2026
Equity securities	$10,327
Collateral dependent loans	3,237
Repossessed assets	1,818
Other real estate owned	4,823
As of and for the Year-to-date Period Ended December 31, 2025
Equity securities	$9,271
Collateral dependent loans	24,534
Repossessed assets	1,257
Other real estate owned	45,376

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$4,684,546	$4,684,546	$4,404,360	$4,404,360
Federal funds sold	—	—	91,712	91,712
Debt securities held for investment	1	1	1	1
Loans held for sale	10,697	10,697	11,781	11,781
Level 3 inputs:
Debt securities held for investment	500	500	560	560
Loans, net of allowance for credit losses	8,480,041	9,315,856	8,428,554	9,276,411
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	12,901,101	12,130,516	12,670,393	11,891,207
Short-term borrowings	14,990	14,990	10,010	10,010
Long-term borrowings	—	—	12,000	11,760
Subordinated debt	86,228	81,571	86,214	81,936
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,292		4,188
Letters of credit		596		659

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. In addition, the Company has no non-financial liabilities measured at fair value on a nonrecurring basis. Non-financial assets measured at fair value on a nonrecurring basis include intangible assets. The intangible assets are evaluated at least annually for impairment. The overall levels of non-financial assets measured at fair value on a nonrecurring basis were not considered to be significant to the Company at March 31, 2026 or December 31, 2025.

(11) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. At March 31, 2026, the Company had a margin asset included in other assets in the amount of $53.2 million. At December 31, 2025, the Company had a margin liability included in other liabilities in the amount of $7.4 million.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		March 31, 2026		December 31, 2025
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	4,098	$35,567	2,395	$13,712
Derivative liabilities	Barrels	(4,098)	(34,581)	(2,395)	(13,141)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	30,325	9,889	34,029	7,486
Derivative liabilities	MMBTUs/Gallons	(30,325)	(9,172)	(34,029)	(6,626)

Total Fair Value	Included in
Derivative assets	Other assets		45,456		21,198
Derivative liabilities	Other liabilities		(43,753)		(19,767)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Derivative income	$241	$221

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

The following table is a summary of the Company's net credit exposure relating to oil and gas swaps and options with bank counterparties:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Credit exposure	$—	$21,197

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

The six principal business units are BancFirst metropolitan banks, BancFirst community banks, Pegasus, Worthington, other financial services and executive, operations, support and eliminations. BancFirst metropolitan banks, BancFirst community banks, Pegasus and Worthington offer traditional banking products such as commercial and retail lending and a full line of deposit accounts. BancFirst metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. BancFirst community banks consist of banking locations in communities in Oklahoma outside the Oklahoma City and Tulsa metropolitan areas. Pegasus consists of banking locations in the Dallas metropolitan area. Worthington consists of banking locations in the Arlington, Fort Worth and Denton, Texas. Other financial services are specialty product business units including guaranteed small business lending, residential mortgage lending, trust services, securities brokerage, electronic banking and insurance. The executive, operations, support and eliminations group represents executive management, operational support, corporate functions that are not allocated to the other business units and elimination adjustments to consolidate the business units.

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations, Support and Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2026
Interest income	$48,009	$112,467	$20,037	$8,861	$2,415	$(1,609)	$190,180
Interest expense	18,084	37,670	7,070	2,461	854	(3,564)	62,575
Total provision for/(benefit from) credit losses	712	951	193	257	229	(199)	2,143
Noninterest income	6,617	18,074	543	219	17,702	8,236	51,391
Depreciation and amortization	469	2,842	111	143	150	2,076	5,791
Other noninterest expense	12,506	40,929	6,006	3,802	10,755	17,000	90,998
Income before taxes	$22,855	$48,149	$7,200	$2,417	$8,129	$(8,686)	$80,064
Capital expenditures	$1,541	$6,194	$723	$7	$69	$2,249	$10,783
March 31, 2026
Loans held for investment	$2,553,149	$4,475,912	$946,784	$492,346	$106,091	$11,089	$8,585,371
Total assets	$3,865,268	$8,672,201	$1,563,929	$683,340	$119,388	$212,415	$15,116,541
Total deposits	$3,251,968	$7,961,345	$1,305,146	$587,277	$—	$(204,635)	$12,901,101
Three Months Ended March 31, 2025
Interest income	$49,386	$105,612	$19,709	$8,593	$2,376	$(3,200)	$182,476
Interest expense	20,529	39,465	7,185	3,197	979	(4,828)	66,527
Total provision for/(benefit from) credit losses	(51)	1,187	105	132	18	195	1,586
Noninterest income	6,227	17,746	559	229	16,662	7,471	48,894
Depreciation and amortization	480	2,653	148	168	143	2,102	5,694
Other noninterest expense	11,562	34,726	5,642	3,762	14,617	16,176	86,485
Income before taxes	$23,093	$45,327	$7,188	$1,563	$3,281	$(9,374)	$71,078
Capital expenditures	$940	$2,451	$194	$36	$272	$7,417	$11,310
March 31, 2025
Loans held for investment	$2,423,864	$4,129,905	$888,551	$462,816	$96,689	$92,702	$8,094,527
Total assets	$3,559,494	$8,049,771	$1,518,402	$668,920	$102,351	$139,117	$14,038,055
Total deposits	$2,973,626	$7,414,687	$1,296,438	$581,139	$—	$(139,140)	$12,126,750

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2026 and December 31, 2025 and results of operations for the three months ended March 31, 2026 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2025 and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2025 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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
•
Technological changes, artificial intelligence, fintech competition and disruption to the traditional banking systems, including emerging regulation around stablecoins, tokenized deposits, blockchain technology in payment networks and market acceptance of digital assets.
•
Cyber threats including system failures, interruptions or security breaches, which could include fraud or ransomware, impacting the Company, third-party vendors and/or customers.
•
The Company’s success at managing the risks involved in the foregoing items.

Actual results may differ materially from forward-looking statements.

SUMMARY

The Company’s net income for the first quarter of 2026 was $63.0 million, compared to $56.1 million for the first quarter of 2025. Diluted net income per common share was $1.85 and $1.66 for the first quarter of 2026 and 2025, respectively. The Company’s net interest income for the first quarter of 2026 increased to $127.6 million from $115.9 million for the first quarter of 2025. Higher loan volume along with general growth in earning assets were the primary drivers of the change in net interest income. Net interest margin was 3.74% for the first quarter of 2026 compared to 3.70% for the first quarter of 2025. The Company recorded a provision for credit losses of $2.1 million in the first quarter of 2026 compared to $1.6 million for the first quarter of 2025.

Noninterest income for the quarter totaled $51.4 million compared to $49.0 million last year. Trust revenue, services charges on deposits, treasury income, and securities transaction each increased compared to first quarter of 2025 partially offset by a decrease in insurance commissions.

Noninterest expense grew to $96.8 million for the quarter-ended March 31, 2026 compared to $92.2 million in the same quarter in 2025. The increase in noninterest expense was primarily attributable to the growth in salaries and employee benefits of $4.3 million. The total salaries and benefits expenses recorded of $58.9 million for the period ended March 31, 2026 is after a favorable adjustment to the funded employee benefit trust of $1.8 million. Total noninterest expense for the first quarter of 2026 also reflects conversion expenses related to ABOK. For the first quarter of 2025 the Company recorded a $4.4 million expense related to the disposition of certain equity investments no longer permissible under the Volcker rule, no such equivalent expense was recorded in 2026.

At March 31, 2026, the Company’s total assets were $15.1 billion, an increase of $277.6 million from December 31, 2025. Loans grew $51.4 million from December 31, 2025, totaling $8.6 billion at March 31, 2026. Deposits totaled $12.9 billion, an increase of $230.7 million from year-end 2025. Sweep accounts totaled $5.1 billion at March 31, 2026, up $160.2 million from December 31, 2025. The Company’s total stockholders’ equity was $1.9 billion, an increase of $47.8 million over December 31, 2025.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note (1) of the Notes to the Consolidated Financial Statements for disclosures regarding recently issued accounting pronouncements since December 31, 2025, the date of its most recent annual report to stockholders.

SEGMENT INFORMATION

See Note (12) of the Notes to the Consolidated Financial Statements for disclosures regarding business segments.

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following table presents certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $5.1 million for the three months ended March 31, 2026 compared to $5.0 million for the three months ended March 31, 2025.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended March 31,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$8,550,328	$144,317	6.85%	$8,050,816	$137,178	6.91%
Securities – taxable	901,732	5,873	2.64	1,195,306	7,006	2.38
Securities – tax exempt	7,545	66	3.56	2,192	22	4.13
Federal funds sold and interest-bearing deposits with banks	4,392,801	40,082	3.70	3,492,467	38,468	4.47
Total earning assets	13,852,406	190,338	5.57	12,740,781	182,674	5.81
Nonearning assets:
Cash and due from banks	225,545			214,859
Interest receivable and other assets	947,400			828,449
Allowance for credit losses	(104,409)			(99,703)
Total nonearning assets	1,068,536			943,605
Total assets	$14,920,942			$13,684,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$5,594,239	$35,318	2.56%	$5,302,584	$40,720	3.11%
Savings deposits	1,350,444	8,938	2.68	1,138,173	8,900	3.17
Time deposits	1,819,643	16,972	3.78	1,494,885	15,870	4.31
Short-term borrowings	15,096	142	3.82	643	7	4.36
Long-term borrowings	6,144	42	2.77	—	—	—
Subordinated debt	86,219	1,030	4.85	86,162	1,030	4.85
Other liabilities	16,725	133	3.23	—	—	—
Total interest-bearing liabilities	8,888,510	62,575	2.86	8,022,447	66,527	3.36
Interest-free funds:
Noninterest-bearing deposits	3,994,201			3,889,812
Interest payable and other liabilities	158,808			129,460
Stockholders' equity	1,879,423			1,642,667
Total interest free funds	6,032,432			5,661,939
Total liabilities and stockholders' equity	$14,920,942			$13,684,386
Net interest income		$127,763			$116,147
Net interest spread			2.71%			2.45%
Effect of interest free funds			1.03%			1.25%
Net interest margin			3.74%			3.70%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Income Statement Data
Net interest income	$127,605	$115,949
Provision for credit losses on loans	2,578	1,461
Securities transactions	904	(333)
Total noninterest income	51,391	48,894
Salaries and employee benefits	58,855	54,593
Total noninterest expense	96,789	92,179
Net income	62,995	56,112
Per Common Share Data
Net income – basic	$1.88	$1.69
Net income – diluted	1.85	1.66
Cash dividends	0.49	0.46
Performance Data
Return on average assets	1.71%	1.66%
Return on average stockholders' equity	13.59	13.85
Cash dividend payout ratio	26.10	27.22
Net interest spread	2.71	2.45
Net interest margin	3.74	3.70
Efficiency ratio	54.07	55.92
Net charge-offs to average loans	0.02	0.01

Net Interest Income

For the three months ended March 31, 2026, net interest income, which is the Company’s principal source of operating revenue, increased $11.7 million or 10.1% compared to the three months ended March 31, 2025. Higher loan volume along with general growth in earning assets were the primary drivers of the change in net interest income. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period.

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

Net loan charge-offs were $1.5 million for the first quarter of 2026 compared to net loan charge-offs of $503,000 for the first quarter of 2025. The rate of net charge-offs to average total loans continues to be at a low level.

Noninterest Income

Noninterest income increased by $2.5 million for the first quarter of 2026 compared to the first quarter of 2025. Trust revenue, services charges on deposits, treasury income and securities transactions each increased when compared to first quarter of 2025 partially offset by a decrease in insurance commissions.

Noninterest income included non-sufficient funds ("NSF") and overdraft fees totaling $8.0 million and $7.4 million for the three months ended March 31, 2026 and 2025, respectively. This represents 15.5% and 15.1% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $6.8 million and $6.5 million for the three months ended March 31, 2026 and 2025, respectively. This represents 13.3% of the Company’s noninterest income for both periods.

Noninterest Expense

Noninterest expense increased by $4.6 million for first quarter of 2026 compared to the first quarter of 2025. The increase in noninterest expense was primarily attributable to the growth in salaries and employee benefits of $4.3 million. The total salaries and benefits expenses recorded of $58.9 million for the period ended March 31, 2026 is after a favorable adjustment to the funded employee benefit trust of $1.8 million. The total salaries and benefits expenses recorded of $54.6 million for the period ended March 31, 2025 is after a favorable adjustment to the funded employee benefit trust of $419,000. Total noninterest expense for the first quarter of 2026 also reflects conversion expenses related to ABOK. For the first quarter of 2025 the Company recorded a $4.4 million expense related to the disposition of certain equity investments no longer permissible under the Volcker Rule, no such equivalent expense was recorded in 2026.

Income Taxes

The Company’s effective tax rate was 21.3% for the first quarter of 2026, compared to 21.1% for the first quarter of 2025. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Balance Sheet Data
Total assets	$15,116,541	$14,838,893
Interest-bearing deposits with banks	4,430,751	4,177,406
Debt securities	886,519	924,948
Total loans (net of unearned interest)	8,596,068	8,544,634
Allowance for credit losses	105,330	104,299
Noninterest-bearing demand deposits	4,105,840	3,897,613
Money market and interest-bearing checking deposits	5,605,932	5,610,882
Savings deposits	1,391,142	1,318,062
Time deposits	1,798,187	1,843,836
Total deposits	12,901,101	12,670,393
Stockholders' equity	1,901,912	1,854,125
Book value per share	56.65	55.28
Tangible book value per share (non-GAAP)(1)	50.58	49.20
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,901,912	$1,854,125
Less goodwill	183,388	182,739
Less intangible assets, net	20,382	21,357
Tangible stockholders' equity (non-GAAP)	$1,698,142	$1,650,029
Common shares outstanding	33,575,976	33,539,032
Tangible book value per share (non-GAAP)	$50.58	$49.20
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	67.02%	67.22%
Average earning assets to total assets (year-to-date)	92.84	93.02
Average stockholders' equity to average assets (year-to-date)	12.60	12.22
Asset Quality Data
Loans past due 90 days and still accruing	$8,364	$8,115
Nonaccrual loans (3)	62,178	61,130
Other real estate owned and repossessed assets	53,649	49,134
Asset Quality Ratios:
Nonaccrual loans to total loans	0.72%	0.72%
Allowance for credit losses to total loans	1.23	1.22
Allowance for credit losses to nonaccrual loans	169.40	170.62
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

(3) Government agencies guaranteed approximately $10.8 million of nonaccrual loans at March 31, 2026.

Cash and Due from Banks, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks increased by $188.5 million or 4.2%, to $4.7 billion from December 31, 2025 to March 31, 2026. The increase was related to an increase of interest-bearing deposits and maturing securities, somewhat offset by a reduction of federal funds sold.

Securities

At March 31, 2026, total debt securities decreased $38.4 million, or 4.2% compared to December 31, 2025. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $14.0 million at March 31, 2026, compared to a net unrealized loss of $10.8 million at December 31, 2025. These unrealized losses, net of income taxes, of $10.7 million at March 31, 2026 and $8.3 million at December 31, 2025 are included in the Company’s stockholders’ equity as accumulated other comprehensive loss. The Company purchased $25.3 million of debt securities during the quarter ended March 31, 2026. No purchases were made during the first quarter of 2025. The Company did not recognize a gain or loss on debt securities during the quarters ended March 31, 2026 or 2025. The Company had maturities and paydowns of debt securities totaling $61.0 million during the quarter ended March 31, 2026 and $56.3 million during the quarter ended March 31, 2025.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s securities.

Loans

At March 31, 2026, total loans increased $51.4 million or 0.6% compared to December 31, 2025 as a result of internal loan growth. Of the total increase in loans, commercial real estate made up the largest increase. The preponderance of internal loan growth was from the Company's Oklahoma subsidiary BancFirst.

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

Nonaccrual Loans

Nonaccrual loans totaled $62.2 million at March 31, 2026 compared to $61.1 million at December 31, 2025. The Company’s nonaccrual commercial real estate loans made up 59% of nonaccrual loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.5 million for the three months ended March 31, 2026 and $1.0 million for the three months ended March 31, 2025. Only a small amount of this interest is expected to be ultimately collected. Approximately $10.8 million of nonaccrual loans were guaranteed by government agencies at March 31, 2026.

The classification of a loan as nonaccrual does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collection declines. The above normal risk associated with nonaccrual loans has been considered in the determination of the allowance for credit losses. The level of nonaccrual loans and credit losses could rise over time as a result of adverse economic conditions.

Modified Loans

The current and future financial effects of the recorded balance of loans considered to be modified during the period were not considered to be material. The recorded balance of loans modified during the period ended March 31, 2026 was approximately $3.3 million compared to $6.4 million during the year ended December 31, 2025.

Other Real Estate Owned and Repossessed Assets

Other real estate owned ("OREO") and repossessed assets increased $4.5 million during the period ended March 31, 2026. There was $1.4 million of tenant improvements related to bank owned OREO property. Additionally, as part of the ABOK conversion, $1.9 million of property previously held for bank operations was moved to OREO. The remainder of the change in OREO and repossessed assets resulted from normal bank operations. OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals of the properties, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense. The Company did not have any write-downs in OREO for the three months ended March 31, 2026.

Rental income for OREO properties is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for OREO properties is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

The Company's total rental income and operating expenses from OREO are presented in the following table:

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Rental income	$3,344	$3,121
Operating expense	3,650	2,663

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $203.8 million and $204.1 million at March 31, 2026 and December 31, 2025, respectively.

Other assets includes the cash surrender value of key-man life insurance policies totaling $93.0 million at March 31, 2026 and $94.2 million at December 31, 2025.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $45.5 million at March 31, 2026 and $21.2 million at December 31, 2025. They require a daily margin to be posted, which fluctuates with oil and gas prices and customer activity. The Company had a margin asset included in other assets in the amount of $53.2 million at March 31, 2026 and a margin liability included in other liabilities in the amount of $7.4 million at December 31, 2025. See Note (11) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the Company’s consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $10.3 million at March 31, 2026 and $9.3 million at December 31, 2025. The Company reviews its portfolio of equity securities for impairment at least quarterly.

Low-Income Housing Tax Credit Investments, New Market Tax Credit Investments and Historic Tax Credit Investments

The Company's tax credits all amortize off over the life of the investment. The Company’s low-income housing tax credit ("LIHTC") investments decreased $2.6 million totaling $92.3 million at March 31, 2026, New Markets Tax Credits ("NMTC") investments decreased $413,000 totaling $8.5 million at March 31, 2026 and the Historic Tax Credit Investments decreased $1.1 million totaling $7.5 million at March 31, 2026, all of which are included in other assets on the Company’s consolidated balance sheet. Unfunded commitments related to these investments totaled $61.6 million at March 31, 2026, all of which are included in other liabilities on the Company’s consolidated balance sheet.

See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. The Company is highly liquid with percent of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets of 31.0% at March 31, 2026, compared to 30.3% at December 31, 2025.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Deposits

At March 31, 2026, deposits totaled $12.9 billion, an increase of $230.7 million from December 31, 2025. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits was 95.2% at March 31, 2026 and 94.8% at December 31, 2025. Noninterest-bearing deposits to total deposits were 31.8% at March 31, 2026 compared to 30.8% at December 31, 2025.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $4.4 billion at March 31, 2026 and $4.3 billion at December 31, 2025, as calculated per regulatory guidance. This was approximately 34% of deposits at both March 31, 2026 and December 31, 2025.

Off-balance-sheet sweep accounts totaled $5.1 billion at March 31, 2026 compared to $4.9 billion at December 31, 2025. The movement of customers' funds into the Company's off-balance-sheet sweep accounts affected the balances of both cash and deposits.

Subordinated Debt

See Note (6) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Lines of Credit

The Company has several lines of credit available. At March 31, 2026, BancFirst had $995.3 million available on its line of credit from the FHLB of Topeka, Kansas. At March 31, 2026, BancFirst had no advances outstanding under this line of credit. Pegasus had a Federal Reserve discount window capacity of $73.2 million. At March 31, 2026, Pegasus had no advances outstanding under this line of credit. Worthington had $10.5 million in lines of credit with other financial institutions that serve as overnight federal funds facilities, a Federal Reserve discount window capacity of $31.8 million and a $94.3 million line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term rate loans. Worthington had no advances outstanding at March 31, 2026 under any of these lines of credit.

Capital Resources

Stockholders’ equity totaled $1.9 billion at March 31, 2026, an increase of $47.8 million from December 31, 2025. In addition to net income of $63.0 million, other increases in stockholders’ equity during the three months ended March 31, 2026 included $781,000 in common stock issuances related to stock-based compensation plans, $2.1 million in common stock issuances related to the acquisition of ABOK and $767,000 related to stock-based compensation arrangements, that were partially offset by a $2.4 million decrease in accumulated other comprehensive income and $16.5 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at March 31, 2026 were well in excess of the regulatory requirements.

See Note (8) of the Notes to Consolidated Financial Statements for a discussion of capital ratios and requirements.

Liquidity Risk and Off-Balance-Sheet Arrangements

There have not been any material changes in the Company’s liquidity risk and off-balance-sheet arrangements included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Company’s disclosures regarding market risk since December 31, 2025, the date of its most recent annual report to stockholders.

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

Item 1A. Risk Factors.

As of March 31, 2026, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

BANCFIRST CORPORATION
(Registrant)

Date: May 8, 2026	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	/s/ Hannah Andrus
Hannah Andrus
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)