Form 10-Q
period 2026-06-30
BANCFIRST CORP /OK/
filed 2026-08-07
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 33,598,745 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2026	2025
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$239,931	$226,954
Interest-bearing deposits with banks	4,164,678	4,177,406
Federal funds sold	—	91,712
Debt securities held for investment (fair value: $501 and $561, respectively)	501	561
Debt securities available for sale at fair value	1,112,739	924,387
Loans held for sale	9,934	11,781
Loans held for investment (net of unearned interest)	8,645,326	8,532,853
Allowance for credit losses	(107,810)	(104,299)
Loans, net of allowance for credit losses	8,537,516	8,428,554
Premises and equipment, net	334,563	325,890
Other real estate owned	60,301	47,909
Intangible assets, net	19,408	21,357
Goodwill	183,388	182,739
Accrued interest receivable and other assets	419,284	399,643
Total assets	$15,082,243	$14,838,893

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,162,306	$3,897,613
Interest-bearing	8,663,984	8,772,780
Total deposits	12,826,290	12,670,393
Short-term borrowings	6,000	10,010
Long-term borrowings	—	12,000
Accrued interest payable and other liabilities	206,614	206,151
Subordinated debt	86,242	86,214
Total liabilities	13,125,146	12,984,768

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 33,598,745 and 33,539,032, respectively	33,599	33,539
Capital surplus	223,946	217,843
Retained earnings	1,707,784	1,611,017
Accumulated other comprehensive loss, net of tax benefit of $2,549 and $2,556, respectively	(8,232)	(8,274)
Total stockholders' equity	1,957,097	1,854,125
Total liabilities and stockholders' equity	$15,082,243	$14,838,893

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST INCOME
Loans, including fees	$147,873	$139,337	$292,046	$276,321
Securities:
Taxable	7,413	6,887	13,286	13,893
Tax-exempt	54	17	106	35
Federal funds sold	—	—	414	1
Interest-bearing deposits with banks	40,042	42,186	79,710	80,653
Total interest income	195,382	188,427	385,562	370,903
INTEREST EXPENSE
Deposits	60,514	66,089	121,742	131,579
Short-term borrowings	102	51	244	58
Long-term borrowings	—	—	42	—
Subordinated debt	1,031	1,031	2,061	2,061
Other interest expense	199	—	332	—
Total interest expense	61,846	67,171	124,421	133,698
Net interest income	133,536	121,256	261,141	237,205
Provision for credit losses on loans	4,831	1,239	7,409	2,700
Provision for (benefit from) off-balance sheet credit exposures	48	148	(387)	273
Total provision for credit losses	4,879	1,387	7,022	2,973
Net interest income after provision for credit losses	128,657	119,869	254,119	234,232
NONINTEREST INCOME
Trust revenue	6,078	5,795	12,135	11,334
Service charges on deposits	19,090	17,741	37,132	34,545
Securities transactions	725	(740)	1,629	(1,073)
Sales of loans	913	830	1,693	1,466
Insurance commissions	7,481	7,920	16,921	18,330
Cash management	10,922	10,573	21,488	20,624
(Loss)/gain on sale of other assets	(104)	840	(276)	998
Other	8,844	5,089	14,618	10,718
Total noninterest income	53,949	48,048	105,340	96,942
NONINTEREST EXPENSE
Salaries and employee benefits	60,306	55,147	119,161	109,740
Occupancy, net	6,320	6,037	12,606	11,790
Depreciation	4,988	4,691	9,804	9,499
Amortization of intangible assets	974	862	1,949	1,748
Data processing services	2,990	2,985	6,438	5,877
Net expense from other real estate owned	4,567	2,941	8,172	5,599
Marketing and business promotion	2,077	2,325	4,718	4,786
Deposit insurance	1,642	1,675	3,489	3,400
Other	13,667	11,536	27,983	27,939
Total noninterest expense	97,531	88,199	194,320	180,378
Income before taxes	85,075	79,718	165,139	150,796
Income tax expense	18,388	17,371	35,457	32,337
Net income	$66,687	$62,347	$129,682	$118,459
NET INCOME PER COMMON SHARE
Basic	$1.98	$1.87	$3.86	$3.56
Diluted	$1.96	$1.85	$3.81	$3.51
OTHER COMPREHENSIVE INCOME:
Unrealized income on debt securities, net of tax expense of $774, $1,911, $7 and $4,749, respectively	2,475	6,159	42	15,297
Other comprehensive income, net of tax expense of $774, $1,911, $7 and $4,749, respectively	2,475	6,159	42	15,297
Comprehensive income	$69,162	$68,506	$129,724	$133,756

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
COMMON STOCK
Issued at beginning of period	$33,576	$33,242	$33,539	$33,217
Shares issued for stock-based compensation plans	11	30	29	55
Shares issued for acquisition	12	—	31	—
Issued at end of period	$33,599	$33,272	$33,599	$33,272
CAPITAL SURPLUS
Balance at beginning of period	$221,483	$188,718	$217,843	$187,062
Common stock issued for stock-based compensation plans	337	1,061	1,100	1,927
Common stock issued for acquisition	1,283	—	3,393	—
Stock-based compensation arrangements	843	919	1,610	1,709
Balance at end of period	$223,946	$190,698	$223,946	$190,698
RETAINED EARNINGS
Balance at beginning of period	$1,657,560	$1,474,589	$1,611,017	$1,433,768
Net income	66,687	62,347	129,682	118,459
Dividends on common stock ($0.49, $0.46, $0.98 and $0.92 per share, respectively)	(16,463)	(15,305)	(32,915)	(30,596)
Balance at end of period	$1,707,784	$1,521,631	$1,707,784	$1,521,631
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(10,707)	$(23,722)	$(8,274)	$(32,860)
Net change	2,475	6,159	42	15,297
Balance at end of period	$(8,232)	$(17,563)	$(8,232)	$(17,563)
Total stockholders’ equity	$1,957,097	$1,728,038	$1,957,097	$1,728,038

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$129,682	$118,459
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	7,022	2,973
Depreciation and amortization	11,753	11,247
Net amortization of securities premiums and discounts	(1,070)	(232)
Realized securities (gains)/losses	(1,629)	1,073
Gain on sales of loans	(1,693)	(1,466)
Cash receipts from the sale of loans originated for sale	99,708	86,205
Cash disbursements for loans originated for sale	(96,168)	(86,675)
Deferred income tax benefit	(1,706)	(2,194)
Loss/(gain) on sale of other assets	143	(919)
(Increase)/decrease in interest receivable	(683)	914
Decrease in interest payable	(1,123)	(334)
Amortization of stock-based compensation arrangements	1,610	1,709
Excess tax benefit from stock-based compensation arrangements	(410)	(1,043)
Other, net	13,491	25,357
Net cash provided by operating activities	158,927	155,074
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	3,229	—
Net decrease in federal funds sold	91,712	715
Purchases of available for sale debt securities	(321,235)	(233)
Proceeds from maturities, calls and paydowns of held for investment debt securities	60	90
Proceeds from maturities, calls and paydowns of available for sale debt securities	134,002	127,572
Purchase of equity securities	(214)	(256)
Proceeds from paydowns and sales of equity securities	274	351
Net change in loans	(132,572)	(114,469)
Net payments on derivative asset contracts	(14,479)	(3,163)
Purchases of premises, equipment and computer software	(20,589)	(25,054)
Purchase of tax credits	(12,951)	(16,289)
Other, net	6,067	4,322
Net cash used in investing activities	(266,696)	(26,414)
FINANCING ACTIVITIES
Net change in deposits	155,897	337,646
Net change in short-term borrowings	(4,010)	5,860
Paydown of long-term borrowings	(12,000)	—
Finance lease principal repayments	(112)	—
Issuance of common stock in connection with stock-based compensation plans, net	1,129	1,982
Cash dividends paid	(32,886)	(30,570)
Net cash provided by financing activities	108,018	314,918
Net increase in cash, due from banks and interest-bearing deposits	249	443,578
Cash, due from banks and interest-bearing deposits at the beginning of the period	4,404,360	3,553,772
Cash, due from banks and interest-bearing deposits at the end of the period	$4,404,609	$3,997,350
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$125,544	$134,032
Cash paid during the period for income taxes	$19,984	$16,331
Noncash investing and financing activities:
Unpaid common stock dividends declared	$16,463	$15,305

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

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On June 10, 2026, the Company entered into an agreement to acquire Spirit BankCorp, Inc., an Oklahoma corporation and SpiritBank (Spirit), a privately held community bank headquartered in Tulsa, Oklahoma. Spirit has approximately $939.6 million in total assets, $618.4 million in loans, and $847.2 million in deposits. The transaction is expected to close in the fourth quarter of 2026, subject to regulatory approvals and customary closing conditions. Spirit will operate under its present name until it is merged into BancFirst.

On November 17, 2025, the Company acquired American Bank of Oklahoma ("ABOK"), for aggregate consideration totaling approximately $33 million. ABOK shareholders had the option to receive shares in the Company or receive cash for their ABOK shares. Cash consideration was capped at 40% of the total merger consideration. As of December 31, 2025, fair value of the Company's common stock issued for the acquisition was $22.7 million and cash paid was $6.3 million. As of December 31, 2025, not all ABOK shareholders had surrendered their stock certificates. During the six months ended June 30, 2026 stock certificates representing an additional $3.4 million had been surrendered. The fair value of assets acquired was approximately $416.6 million and the fair value of liabilities assumed was approximately $383.3 million. The fair value of these assets and liabilities is based upon preliminary evaluation and not yet finalized. The Company expects to complete the evaluation within the one-year allowable period. ABOK was a community bank headquartered in Collinsville, Oklahoma with six banking locations in Oklahoma. At acquisition, ABOK had approximately $414 million in total assets, $244 million in loans and $341 million in deposits. ABOK operated as a subsidiary of BancFirst Corporation until February 13, 2026 when ABOK was merged into BancFirst. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $11.6 million and goodwill of approximately $1.1 million. The Company did not incur a material amount of acquisition-related expenses. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. Pro forma information has not been presented because the acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of ABOK complements the Company by expanding the Company's banking communities in Oklahoma.

(3) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026	(Dollars in thousands)
Mortgage backed securities (1)	$1	$—	$—	$1
States and political subdivisions	—	—	—	—
Other securities	500	—	—	500
Total	$501	$—	$—	$501
December 31, 2025
Mortgage backed securities (1)	$1	$—	$—	$1
States and political subdivisions	60	—	—	60
Other securities	500	—	—	500
Total	$561	$—	$—	$561

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026	(Dollars in thousands)
U.S. treasuries	$1,075,813	$1,417	$(10,216)	$1,067,014
U.S. federal agencies	5,589	40	(5)	5,624
Mortgage backed securities (1)	16,889	14	(1,206)	15,697
States and political subdivisions	15,229	2	(184)	15,047
Other securities	10,000	—	(643)	9,357
Total	$1,123,520	$1,473	$(12,254)	$1,112,739
December 31, 2025
U.S. treasuries	$884,020	$1,131	$(10,175)	$874,976
U.S. federal agencies	6,944	49	(6)	6,987
Mortgage backed securities (1)	17,702	47	(1,157)	16,592
States and political subdivisions	16,551	101	(147)	16,505
Other securities	10,000	—	(673)	9,327
Total	$935,217	$1,328	$(12,158)	$924,387

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

	June 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$500	$500	$560	$560
After one year but within five years	1	1	1	1
After five years but within ten years	—	—	—	—
After ten years	—	—	—	—
Total	$501	$501	$561	$561
Available for Sale
Contractual maturity of debt securities:
Within one year	$344,000	$341,127	$311,726	$309,372
After one year but within five years	597,780	590,878	588,315	581,709
After five years but within ten years	164,631	164,809	17,142	16,400
After ten years	17,109	15,925	18,034	16,906
Total debt securities	$1,123,520	$1,112,739	$935,217	$924,387

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Book value of pledged securities	$721,361	$726,833

There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the six months ended June 30, 2026 or June 30, 2025.

Realized gains or losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at June 30, 2026 and December 31, 2025 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
June 30, 2026
Available for Sale
U.S. treasuries	26	$114,971	$375	$654,590	$9,841	$769,561	$10,216
U.S. federal agencies	6	447	3	279	2	726	5
Mortgage backed securities	63	4,488	58	10,050	1,148	14,538	1,206
States and political subdivisions	13	8,322	77	764	107	9,086	184
Other securities	2	—	—	7,357	643	7,357	643
Total	110	$128,228	$513	$673,040	$11,741	$801,268	$12,254
December 31, 2025
Available for Sale
U.S. treasuries	31	$—	$—	$783,183	$10,175	$783,183	$10,175
U.S. federal agencies	6	177	1	898	5	1,075	6
Mortgage backed securities	51	1,764	47	10,710	1,110	12,474	1,157
States and political subdivisions	8	5,197	28	758	119	5,955	147
Other securities	2	—	—	7,327	673	7,327	673
Total	98	$7,138	$76	$802,876	$12,082	$810,014	$12,158

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of June 30, 2026 and December 31, 2025, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)

Commercial real estate owner occupied	$954,242	$955,171
Commercial real estate non-owner occupied	1,891,948	1,797,066
Construction and development < 60 months	642,451	657,312
Construction residential real estate < 60 months	296,004	269,357
Residential real estate first lien	1,569,857	1,583,229
Residential real estate all other	339,427	328,291
Agriculture	496,910	491,776
Commercial non-real estate	1,385,482	1,374,609
Consumer non-real estate	538,434	533,415
Oil and gas	530,571	542,627
Total (1)	$8,645,326	$8,532,853
(1) Excludes accrued interest receivable of $41.2 million at June 30, 2026 and $41.8 million at December 31, 2025, that is recorded in accrued interest receivable and other assets.

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

Other Real Estate Owned and Repossessed Assets and Loan Modifications

The following is a summary of other real estate owned ("OREO") and repossessed assets:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Other real estate owned and repossessed assets	$61,703	$49,134

The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not material. The recorded balance of loans modified during the six months ended June 30, 2026 was approximately $3.7 million compared to $6.4 million during the year ended December 31, 2025.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either the six months ended June 30, 2026 or 2025. In addition, all loans identified as nonaccrual loans have related allowances for credit losses at June 30, 2026 and December 31, 2025, respectively. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.9 million for the six months ended June 30, 2026 and approximately $2.3 million for the six months ended June 30, 2025.

Nonaccrual loans guaranteed by government agencies totaled approximately $7.9 million at June 30, 2026 and approximately $10.6 million at December 31, 2025.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	June 30, 2026	December 31, 2025
	(Dollars in thousands)

Commercial real estate owner occupied	$6,331	$15,412
Commercial real estate non-owner occupied	19,348	20,555
Construction and development < 60 months	354	680
Construction residential real estate < 60 months	1,565	1,565
Residential real estate first lien	5,264	4,671
Residential real estate all other	2,230	1,787
Agriculture	2,378	2,456
Commercial non-real estate	42,347	11,776
Consumer non-real estate	1,010	816
Oil and gas	593	1,412
Total	$81,420	$61,130

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of June 30, 2026

Commercial real estate owner occupied	$1,900	$766	$2,637	$5,303	$948,939	$954,242	$298
Commercial real estate non-owner occupied	1,238	—	18,119	19,357	1,872,591	1,891,948	275
Construction and development < 60 months	1,396	817	2,105	4,318	638,133	642,451	1,890
Construction residential real estate < 60 months	399	—	829	1,228	294,776	296,004	—
Residential real estate first lien	5,864	2,903	4,444	13,211	1,556,646	1,569,857	1,221
Residential real estate all other	1,227	922	2,521	4,670	334,757	339,427	1,121
Agriculture	1,553	1,770	1,863	5,186	491,724	496,910	360
Commercial non-real estate	4,896	736	6,560	12,192	1,373,290	1,385,482	846
Consumer non-real estate	3,665	677	1,330	5,672	532,762	538,434	848
Oil and gas	—	—	811	811	529,760	530,571	218
Total	$22,138	$8,591	$41,219	$71,948	$8,573,378	$8,645,326	$7,077

As of December 31, 2025

Commercial real estate owner occupied	$4,196	$468	$14,515	$19,179	$935,992	$955,171	$190
Commercial real estate non-owner occupied	370	288	19,391	20,049	1,777,017	1,797,066	806
Construction and development < 60 months	1,119	48	603	1,770	655,542	657,312	19
Construction residential real estate < 60 months	—	—	829	829	268,528	269,357	—
Residential real estate first lien	9,476	2,625	5,084	17,185	1,566,044	1,583,229	2,142
Residential real estate all other	2,343	436	2,467	5,246	323,045	328,291	1,312
Agriculture	2,643	1,681	3,245	7,569	484,207	491,776	1,950
Commercial non-real estate	2,863	1,047	10,959	14,869	1,359,740	1,374,609	730
Consumer non-real estate	4,353	973	1,430	6,756	526,659	533,415	896
Oil and gas	32	—	1,482	1,514	541,113	542,627	70
Total	$27,395	$7,566	$60,005	$94,966	$8,437,887	$8,532,853	$8,115

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

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total
As of June 30, 2026	(Dollars in thousands)
Commercial real estate owner occupied
Grade 1	$47,601	$88,859	$59,302	$84,668	$103,336	$203,929	$14,224	$601,919
Grade 2	43,000	73,247	39,826	27,583	43,309	87,512	9,540	324,017
Grade 3	2,412	1,059	4,335	7,758	555	4,728	300	21,147
Grade 4	48	51	57	60	5,760	1,045	138	7,159
Total	93,061	163,216	103,520	120,069	152,960	297,214	24,202	954,242
Commercial real estate non-owner occupied
Grade 1	$144,536	$110,906	$113,499	$156,164	$165,729	$198,454	$12,137	$901,425
Grade 2	191,168	149,621	77,681	198,293	199,346	115,557	19,234	950,900
Grade 3	—	275	—	2,473	3,356	7,348	—	13,452
Grade 4	8,199	—	17,840	104	—	28	—	26,171
Total	343,903	260,802	209,020	357,034	368,431	321,387	31,371	1,891,948
Construction and development < 60 months
Grade 1	$62,408	$108,753	$73,127	$14,638	$29,488	$16,008	$22,799	$327,221
Grade 2	133,372	59,714	22,069	58,894	11,775	6,145	5,891	297,860
Grade 3	3,951	4,423	—	—	1,583	31	6,968	16,956
Grade 4	—	55	—	33	16	310	—	414
Total	199,731	172,945	95,196	73,565	42,862	22,494	35,658	642,451
Construction residential real estate < 60 months
Grade 1	$73,410	$80,176	$6,853	$1,629	$876	$499	$1,375	$164,818
Grade 2	56,728	64,840	—	35	35	—	3,684	125,322
Grade 3	1,660	2,588	—	—	—	—	52	4,300
Grade 4	—	736	622	—	206	—	—	1,564
Total	131,798	148,340	7,475	1,664	1,117	499	5,111	296,004
Residential real estate first lien
Grade 1	$132,238	$206,323	$163,835	$141,420	$156,128	$293,669	$5,894	$1,099,507
Grade 2	58,786	95,440	69,382	50,264	51,155	94,505	325	419,857
Grade 3	3,690	8,129	6,926	7,039	4,053	8,546	—	38,383
Grade 4	972	1,011	2,228	2,526	360	5,013	—	12,110
Total	195,686	310,903	242,371	201,249	211,696	401,733	6,219	1,569,857
Residential real estate all other
Grade 1	$20,453	$30,441	$24,579	$17,631	$13,846	$15,583	$63,184	$185,717
Grade 2	6,326	5,310	6,081	4,674	3,565	4,662	111,459	142,077
Grade 3	986	2,034	341	457	197	643	3,342	8,000
Grade 4	—	1,574	25	265	535	213	1,021	3,633
Total	27,765	39,359	31,026	23,027	18,143	21,101	179,006	339,427
Agriculture
Grade 1	$41,455	$40,268	$21,004	$23,298	$25,880	$61,182	$46,048	$259,135
Grade 2	27,513	42,996	20,479	16,438	13,859	29,865	58,474	209,624
Grade 3	4,661	2,469	2,017	2,298	2,042	2,532	6,871	22,890
Grade 4	31	563	460	118	22	3,953	114	5,261
Total	73,660	86,296	43,960	42,152	41,803	97,532	111,507	496,910
Commercial non-real estate
Grade 1	$78,060	$95,987	$56,815	$42,536	$79,079	$75,336	$318,166	$745,979
Grade 2	61,834	105,726	44,624	43,951	26,095	16,728	281,858	580,816
Grade 3	3,354	3,069	1,986	2,585	841	976	4,411	17,222
Grade 4	482	1,013	566	1,058	1,806	153	536	5,614
Grade 5	—	—	230	569	52	—	35,000	35,851
Total	143,730	205,795	104,221	90,699	107,873	93,193	639,971	1,385,482
Consumer non-real estate
Grade 1	$112,225	$157,669	$76,249	$42,380	$17,458	$9,612	$25,403	$440,996
Grade 2	15,070	19,779	12,650	7,693	3,515	1,946	26,009	86,662
Grade 3	966	1,616	1,273	1,292	617	568	13	6,345
Grade 4	286	2,504	595	525	438	81	2	4,431
Total	128,547	181,568	90,767	51,890	22,028	12,207	51,427	538,434
Oil and gas
Grade 1	$24,749	$7,381	$5,031	$2,858	$2,568	$4,368	$280,007	$326,962
Grade 2	64,831	34,189	8,029	3,786	2,712	4,694	84,407	202,648
Grade 3	—	675	9	21	—	18	—	723
Grade 4	—	—	—	—	—	172	66	238
Total	89,580	42,245	13,069	6,665	5,280	9,252	364,480	530,571
Total loans held for investment	$1,427,461	$1,611,469	$940,625	$968,014	$972,193	$1,276,612	$1,448,952	$8,645,326

The following tables summarize the Company's gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended June 30, 2026
Commercial real estate owner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate non-owner occupied	—	—	—	499	—	—	—	499
Construction and development < 60 months	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—	—	—
Residential real estate first lien	26	—	—	40	—	1	—	67
Residential real estate all other	—	3	54	1	11	18	53	140
Agriculture	—	11	—	1	—	26	—	38
Commercial non-real estate	10	198	75	396	223	203	153	1,258
Consumer non-real estate	144	142	166	110	24	4	5	595
Oil and gas	—	—	—	—	—	—	—	—
Total gross charge-offs	$180	$354	$295	$1,047	$258	$252	$211	$2,597

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended June 30, 2025
Commercial real estate owner occupied	$—	$—	$—	$—	$—	$—	$58	$58
Commercial real estate non-owner occupied	—	227	—	1	—	—	—	228
Construction and development < 60 months	—	—	—	—	3,741	—	—	3,741
Construction residential real estate < 60 months	—	—	—	—	—	—	—	—
Residential real estate first lien	—	—	1	1	—	3	—	5
Residential real estate all other	—	—	—	—	—	—	7	7
Agriculture	—	1	2	—	4	—	—	7
Commercial non-real estate	5	6	127	94	14	238	42	526
Consumer non-real estate	25	90	247	80	6	41	5	494
Oil and gas	—	—	—	—	—	—	—	—
Total gross charge-offs	$30	$324	$377	$176	$3,765	$282	$112	$5,066

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Six months ended June 30, 2026
Commercial real estate owner occupied	$—	$3	$2	$18	$10	$293	$1	$327
Commercial real estate non-owner occupied	—	—	—	499	—	—	—	499
Construction and development < 60 months	—	—	—	—	—	1	—	1
Construction residential real estate < 60 months	—	—	—	—	—	—	—	—
Residential real estate first lien	26	—	4	63	1	13	—	107
Residential real estate all other	—	3	54	1	11	20	304	393
Agriculture	—	20	27	24	8	30	76	185
Commercial non-real estate	10	207	124	460	411	239	264	1,715
Consumer non-real estate	144	298	387	284	79	28	18	1,238
Oil and gas	—	—	—	—	—	—	—	—
Total gross charge-offs	$180	$531	$598	$1,349	$520	$624	$663	$4,465

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Six months ended June 30, 2025
Commercial real estate owner occupied	$—	$—	$—	$17	$6	$—	$58	$81
Commercial real estate non-owner occupied	—	227	—	1	—	—	—	228
Construction and development < 60 months	—	—	—	—	3,744	—	—	3,744
Construction residential real estate < 60 months	—	25	—	—	—	—	—	25
Residential real estate first lien	—	6	3	2	5	40	—	56
Residential real estate all other	—	—	—	—	—	—	13	13
Agriculture	—	10	2	—	5	—	17	34
Commercial non-real estate	24	16	148	127	47	310	55	727
Consumer non-real estate	25	247	471	134	12	47	5	941
Oil and gas	—	—	—	—	—	—	—	—
Total gross charge-offs	$49	$531	$624	$281	$3,819	$397	$148	$5,849

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

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2026
Commercial real estate owner occupied	$6,691	$—	$2	$2	$17	$6,710
Commercial real estate non-owner occupied	35,049	(499)	2	(497)	1,703	36,255
Construction and development < 60 months	4,580	—	—	—	55	4,635
Construction residential real estate < 60 months	2,723	—	3	3	27	2,753
Residential real estate first lien	6,861	(67)	7	(60)	(285)	6,516
Residential real estate all other	2,434	(140)	23	(117)	119	2,436
Agriculture	5,171	(38)	43	5	214	5,390
Commercial non-real estate	26,641	(1,258)	95	(1,163)	3,342	28,820
Consumer non-real estate	8,095	(595)	71	(524)	398	7,969
Oil and gas	7,085	—	—	—	(759)	6,326
Total	$105,330	$(2,597)	$246	$(2,351)	$4,831	$107,810

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2025
Commercial real estate owner occupied	$6,991	$(58)	$2	$(56)	$313	$7,248
Commercial real estate non-owner occupied	33,753	(228)	—	(228)	1,692	35,217
Construction and development < 60 months	8,613	(3,741)	6	(3,735)	29	4,907
Construction residential real estate < 60 months	2,282	—	3	3	(20)	2,265
Residential real estate first lien	4,666	(5)	9	4	(25)	4,645
Residential real estate all other	1,790	(7)	—	(7)	38	1,821
Agriculture	5,776	(7)	7	—	(645)	5,131
Commercial non-real estate	23,877	(526)	250	(276)	446	24,047
Consumer non-real estate	4,820	(494)	83	(411)	428	4,837
Oil and gas	7,887	—	—	—	(1,017)	6,870
Total	$100,455	$(5,066)	$360	$(4,706)	$1,239	$96,988

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Six Months Ended June 30, 2026
Commercial real estate owner occupied	$6,937	$(327)	$112	$(215)	$(12)	$6,710
Commercial real estate non-owner occupied	33,266	(499)	6	(493)	3,482	36,255
Construction and development < 60 months	4,682	(1)	—	(1)	(46)	4,635
Construction residential real estate < 60 months	2,868	—	3	3	(118)	2,753
Residential real estate first lien	7,499	(107)	13	(94)	(889)	6,516
Residential real estate all other	1,775	(393)	24	(369)	1,030	2,436
Agriculture	5,258	(185)	46	(139)	271	5,390
Commercial non-real estate	26,926	(1,715)	201	(1,514)	3,408	28,820
Consumer non-real estate	7,952	(1,238)	162	(1,076)	1,093	7,969
Oil and gas	7,136	—	—	—	(810)	6,326
Total	$104,299	$(4,465)	$567	$(3,898)	$7,409	$107,810

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Six Months Ended June 30, 2025
Commercial real estate owner occupied	$6,869	$(81)	$41	$(40)	$419	$7,248
Commercial real estate non-owner occupied	33,097	(228)	—	(228)	2,348	35,217
Construction and development < 60 months	8,671	(3,744)	6	(3,738)	(26)	4,907
Construction residential real estate < 60 months	2,336	(25)	3	(22)	(49)	2,265
Residential real estate first lien	4,568	(56)	12	(44)	121	4,645
Residential real estate all other	1,741	(13)	21	8	72	1,821
Agriculture	5,696	(34)	18	(16)	(549)	5,131
Commercial non-real estate	24,150	(727)	375	(352)	249	24,047
Consumer non-real estate	4,833	(941)	164	(777)	781	4,837
Oil and gas	7,536	—	—	—	(666)	6,870
Total	$99,497	$(5,849)	$640	$(5,209)	$2,700	$96,988

Purchased Credit Deteriorated Loans

The Company has previously purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the six month period ended June 30, 2026 or June 30, 2025.

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the six months ended June 30, 2026 and 2025, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following tables summarize collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of June 30, 2026
Commercial real estate owner occupied	$499	$—	$525	$1,024	$159
Commercial real estate non-owner occupied	13,168	—	—	13,168	789
Construction and development < 60 months	1,033	—	—	1,033	238
Construction residential real estate < 60 months	829	—	—	829	229
Residential real estate first lien	2,635	—	—	2,635	530
Residential real estate all other	752	—	—	752	564
Agriculture	2,284	287	70	2,641	395
Commercial non-real estate	—	7,980	864	8,844	4,329
Consumer non-real estate	—	—	409	409	224
Oil and gas	—	561	—	561	140
Total collateral-dependent loans held for investment	$21,200	$8,828	$1,868	$31,896	$7,597

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2025
Commercial real estate owner occupied	$1,173	$547	$—	$1,720	$479
Commercial real estate non-owner occupied	14,746	—	—	14,746	1,162
Construction and development < 60 months	1,917	—	—	1,917	523
Construction residential real estate < 60 months	829	—	—	829	229
Residential real estate first lien	4,257	—	—	4,257	1,373
Residential real estate all other	110	—	—	110	51
Agriculture	2,287	171	11	2,469	294
Commercial non-real estate	—	14,769	45	14,814	5,616
Consumer non-real estate	—	—	707	707	444
Oil and gas	—	1,089	—	1,089	110
Total collateral-dependent loans held for investment	$25,319	$16,576	$763	$42,658	$10,281

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to OREO and repossessed assets are non-cash transactions, and are not included in the consolidated statements of cash flow.

Transfers from loans and premises and equipment to OREO and repossessed assets during the periods presented are summarized as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Other real estate owned	$15,315	$18,122
Repossessed assets	2,820	1,680
Total	$18,135	$19,802

(5) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
June 30, 2026
Core deposit intangibles	$38,060	$(18,659)	$19,401
Customer relationship intangibles	3,350	(3,343)	7
Total	$41,410	$(22,002)	$19,408
December 31, 2025
Core deposit intangibles	$38,060	$(16,720)	$21,340
Customer relationship intangibles	3,350	(3,333)	17
Total	$41,410	$(20,053)	$21,357

The following is a summary of goodwill by business segment for the six months ended June 30, 2026:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	ABOK	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)

Balance at beginning of period	$13,767	$61,420	$68,855	$32,133	$476	$5,464	$624	$182,739
ABOK acquisition adjustments	—	1,125	—	—	(476)	—	—	649
Balance at end of period	$13,767	$62,545	$68,855	$32,133	$—	$5,464	$624	$183,388

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

(7) STOCK-BASED COMPENSATION

On May 25, 2023, the shareholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan will continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At June 30, 2026 there were 406,825 shares available for future grants. The restricted stock units ("RSU's") vest beginning two years from the date of grant at the rate of 20% per year for five years. The RSU's are settled and distributed as of each vesting date. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Six Months Ended June 30, 2026
Nonvested at December 31, 2025	65,710	$105.92
Granted	21,350	109.63
Vested	(1,975)	89.93
Nonvested at June 30, 2026	85,085	107.22

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of June 30, 2026, there are 22,923 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2030, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 13,430 and 6,462 shares of common stock distributed from the Deferred Stock Compensation Plan during the six months ended June 30, 2026 and 2025, respectively.

A summary of the accumulated stock units under the Deferred Stock Compensation Plan is as follows:

	June 30, 2026	December 31, 2025
Accumulated stock units	113,816	122,841
Average price	$54.81	$50.50

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

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Six Months Ended June 30, 2026
Outstanding at December 31, 2025	830,220	$60.01
Options exercised	(13,500)	49.40
Options canceled, forfeited, or expired	(9,375)	83.90
Outstanding at June 30, 2026	807,345	59.91	8.53 Yrs.	$41,351
Exercisable at June 30, 2026	461,345	50.25	7.23 Yrs.	$28,088

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Total intrinsic value of options exercised	$172	$2,446	$921	$4,180
Cash received from options exercised	122	1,015	667	1,788
Tax benefit realized from options exercised	41	588	221	1,005

The Company currently uses newly issued shares for stock-based compensation plans, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the six months ended June 30, 2026 or June 30, 2025.

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income. The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Stock-based compensation expense	$843	$919	$1,610	$1,709
Tax benefit	203	221	387	411
Stock-based compensation expense, net of tax	$640	$698	$1,223	$1,298

The Company amortizes the unearned stock-based compensation expense over the remaining vesting period of approximately three years for unvested stock options and five years for unvested RSU's. The following table shows the unearned stock-based compensation expense for unvested stock options and unvested RSU's:

June 30, 2026
(Dollars in thousands)
Unearned stock-based compensation expense for unvested stock options	$3,912
Unearned stock-based compensation expense for unvested RSU's	7,530

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

June 30, 2026
Shares remaining to be repurchased	479,784

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of June 30, 2026, BancFirst Corporation, BancFirst, Pegasus and Worthington each met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2026:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,956,560	20.87%	$750,048	8.00%	$984,438	10.50%	N/A	N/A
BancFirst	1,447,313	18.56%	623,956	8.00%	818,942	10.50%	$779,945	10.00%
Pegasus	177,504	17.51%	81,080	8.00%	106,418	10.50%	101,351	10.00%
Worthington	68,010	13.61%	39,982	8.00%	52,476	10.50%	49,977	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,762,533	18.80%	$421,902	4.50%	$656,292	7.00%	N/A	N/A
BancFirst	1,334,858	17.11%	350,975	4.50%	545,961	7.00%	$506,964	6.50%
Pegasus	166,203	16.40%	45,608	4.50%	70,945	7.00%	65,878	6.50%
Worthington	62,774	12.56%	22,490	4.50%	34,984	7.00%	32,485	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,788,533	19.08%	$562,536	6.00%	$796,926	8.50%	N/A	N/A
BancFirst	1,354,858	17.37%	467,967	6.00%	662,953	8.50%	$623,956	8.00%
Pegasus	166,203	16.40%	60,810	6.00%	86,148	8.50%	81,080	8.00%
Worthington	62,774	12.56%	29,986	6.00%	42,481	8.50%	39,982	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,788,533	11.99%	$596,442	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,354,858	10.63%	509,752	4.00%	N/A	N/A	$637,191	5.00%
Pegasus	166,203	11.41%	58,279	4.00%	N/A	N/A	72,848	5.00%
Worthington	62,774	9.31%	26,980	4.00%	N/A	N/A	33,725	5.00%

As of June 30, 2026, BancFirst, Pegasus and Worthington were classified by the Federal Reserve as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities qualify as Tier 1 capital and its Subordinated Notes qualify as Tier 2 capital. BancFirst, Pegasus and Worthington have had no events or conditions that management believes would materially change their category under capital requirements existing as of the report dates.

(9) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)

(Numerator)
Income available to common stockholders	$66,687	$62,347	$129,682	$118,459
(Denominator)
Weighted average shares outstanding for basic earnings per common share	33,586,922	33,255,015	33,572,310	33,243,963
Dilutive effect of stock compensation	470,585	540,228	468,012	538,106
Weighted-average shares outstanding for diluted earnings per common share	34,057,507	33,795,243	34,040,322	33,782,069

Basic earnings per share	$1.98	$1.87	$3.86	$3.56
Diluted earnings per share	$1.96	$1.85	$3.81	$3.51

The following table shows the number of options and RSU's that were excluded from the computation of diluted net income per common share for each period because they were anti-dilutive for the period:

Shares
Three Months Ended June 30, 2026	45,796
Three Months Ended June 30, 2025	35,492
Six Months Ended June 30, 2026	46,173
Six Months Ended June 30, 2025	35,421

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2026
Debt securities available for sale:
U.S. Treasury	$1,067,014	$—	$—	$1,067,014
U.S. federal agencies	—	5,624	—	5,624
Mortgage-backed securities	—	15,697	—	15,697
States and political subdivisions	—	13,213	1,834	15,047
Other debt securities	—	7,357	2,000	9,357
Derivative assets	—	18,730	—	18,730
Derivative liabilities	—	17,215	—	17,215

December 31, 2025
Debt securities available for sale:
U.S. Treasury	$874,976	$—	$—	$874,976
U.S. federal agencies	—	6,987	—	6,987
Mortgage-backed securities	—	16,592	—	16,592
States and political subdivisions	—	14,527	1,978	16,505
Other debt securities		7,327	2,000	9,327
Derivative assets	—	21,198	—	21,198
Derivative liabilities	—	19,767	—	19,767

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2026	2025
	(Dollars in thousands)
Balance at the beginning of the year	$3,978	$150
Purchases	—	3,858
Settlements	(30)	(30)
Total unrealized gain/(loss)	(114)	—
Balance at the end of the period	$3,834	$3,978

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2026, and the year ended December 31, 2025, the Company did not transfer any debt securities.

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

Non-collateral dependent loans are reported at fair value, which is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended June 30, 2026
Equity securities	$10,125
Collateral dependent loans	2,616
Non-collateral dependent loans	32,000
Repossessed assets	1,302
Other real estate owned	16,726
As of and for the Year-to-date Period Ended December 31, 2025
Equity securities	$9,271
Collateral dependent loans	24,534
Repossessed assets	1,257
Other real estate owned	45,376

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$4,404,609	$4,404,609	$4,404,360	$4,404,360
Federal funds sold	—	—	$91,712	91,712
Debt securities held for investment	1	1	1	1
Loans held for sale	9,934	9,934	11,781	11,781
Level 3 inputs:
Debt securities held for investment	500	500	560	560
Loans, net of allowance for credit losses	8,537,516	9,323,518	8,428,554	9,276,411
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	12,826,290	12,010,536	12,670,393	11,891,207
Short-term borrowings	6,000	6,000	10,010	10,010
Long-term borrowings	—	—	12,000	11,760
Subordinated debt	86,242	81,519	86,214	81,936
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
Loan commitments		4,578		4,188
Letters of credit		605		659

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. In addition, the Company has no non-financial liabilities measured at fair value on a nonrecurring basis. Non-financial assets measured at fair value on a nonrecurring basis include intangible assets. The intangible assets are evaluated at least annually for impairment. The overall levels of non-financial assets measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2026 or December 31, 2025.

(11) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. At June 30, 2026, the Company had a margin asset included in other assets in the amount of $7.1 million. At December 31, 2025, the Company had a margin liability included in other liabilities in the amount of $7.4 million.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		June 30, 2026		December 31, 2025
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	3,913	$10,514	2,395	$13,712
Derivative liabilities	Barrels	(3,913)	(9,541)	(2,395)	(13,141)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	22,240	8,216	34,029	7,486
Derivative liabilities	MMBTUs/Gallons	(22,240)	(7,674)	(34,029)	(6,626)

Total Fair Value	Included in
Derivative assets	Other assets		18,730		21,198
Derivative liabilities	Other liabilities		(17,215)		(19,767)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Derivative income	$97	$75	$338	$296

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

The following table is a summary of the Company's net credit exposure relating to oil and gas swaps and options with bank counterparties:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Credit exposure	$6,818	$21,197

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

The six principal business units are BancFirst metropolitan banks, BancFirst community banks, Pegasus, Worthington, other financial services and executive, operations, support and eliminations. BancFirst metropolitan banks, BancFirst community banks, Pegasus and Worthington offer traditional banking products such as commercial and retail lending and a full line of deposit accounts. BancFirst metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. BancFirst community banks consist of banking locations in communities in Oklahoma outside the Oklahoma City and Tulsa metropolitan areas. Pegasus consists of banking locations in the Dallas metropolitan area. Worthington consists of banking locations in Arlington, Fort Worth and Denton, Texas. Other financial services are specialty product business units including guaranteed small business lending, residential mortgage lending, trust services, securities brokerage, electronic banking and insurance. The executive, operations, support and eliminations group represents executive management, operational support, corporate functions that are not allocated to the other business units and elimination adjustments to consolidate the business units.

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations, Support and Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2026
Interest income	$50,991	$114,677	$20,116	$9,272	$2,617	$(2,291)	$195,382
Interest expense	18,872	37,442	6,745	2,586	892	(4,691)	61,846
Total provision for/(benefit from) credit losses	449	4,014	224	340	(84)	(64)	4,879
Noninterest income	6,772	20,265	449	216	15,555	10,692	53,949
Depreciation and amortization	556	2,817	111	141	151	2,186	5,962
Other noninterest expense	12,353	41,086	5,447	4,067	11,581	17,035	91,569
Income before taxes	$25,533	$49,583	$8,038	$2,354	$5,632	$(6,065)	$85,075
Three Months Ended June 30, 2025
Interest income	$49,285	$109,469	$20,394	$9,063	$2,638	$(2,422)	$188,427
Interest expense	19,938	40,099	7,701	2,994	979	(4,540)	67,171
Total provision for/(benefit from) credit losses	484	270	111	211	(7)	318	1,387
Noninterest income	6,296	18,681	617	236	14,171	8,047	48,048
Depreciation and amortization	386	2,627	147	161	126	2,106	5,553
Other noninterest expense	11,939	35,812	5,583	3,751	9,344	16,217	82,646
Income before taxes	$22,834	$49,342	$7,469	$2,182	$6,367	$(8,476)	$79,718

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations, Support and Eliminations	Consolidated
	(Dollars in thousands)
Six Months Ended June 30, 2026
Interest income	$99,000	$227,144	$40,153	$18,133	$5,032	$(3,900)	$385,562
Interest expense	36,956	75,112	13,815	5,047	1,746	(8,255)	124,421
Total provision for/(benefit from) credit losses	1,161	4,965	417	597	145	(263)	7,022
Noninterest income	13,389	38,339	992	435	33,257	18,928	105,340
Depreciation and amortization	1,025	5,659	222	284	301	4,262	11,753
Other noninterest expense	24,859	82,015	11,453	7,869	22,336	34,035	182,567
Income before taxes	$48,388	$97,732	$15,238	$4,771	$13,761	$(14,751)	$165,139
Capital expenditures	$2,671	$11,760	$2,347	$41	$71	$3,699	$20,589
June 30, 2026
Loans held for investment	$2,600,529	$4,517,345	$923,487	$496,314	$97,315	$10,336	$8,645,326
Total assets	$3,810,793	$8,673,208	$1,527,023	$687,573	$221,335	$162,311	$15,082,243
Total deposits	$3,227,416	$7,963,310	$1,271,482	$589,396	$—	$(225,314)	$12,826,290
Six Months Ended June 30, 2025
Interest income	$98,671	$215,081	$40,103	$17,656	$5,014	$(5,622)	$370,903
Interest expense	40,467	79,564	14,886	6,191	1,958	(9,368)	133,698
Total provision for credit losses	433	1,457	216	343	11	513	2,973
Noninterest income	12,523	36,427	1,176	465	30,833	15,518	96,942
Depreciation and amortization	866	5,280	295	329	269	4,208	11,247
Other noninterest expense	23,501	70,538	11,225	7,513	23,961	32,393	169,131
Income before taxes	$45,927	$94,669	$14,657	$3,745	$9,648	$(17,850)	$150,796
Capital expenditures	$2,511	$6,815	$387	$87	$887	$14,367	$25,054
June 30, 2025
Loans held for investment	$2,466,154	$4,114,132	$887,498	$479,897	$95,326	$71,481	$8,114,488
Total assets	$3,443,579	$8,091,096	$1,487,269	$619,458	$174,366	$230,012	$14,045,780
Total deposits	$2,961,647	$7,454,342	$1,265,357	$530,347	$—	$(155,501)	$12,056,192

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2025, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2025 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

SUMMARY

The Company’s net income for the second quarter of 2026 was $66.7 million, compared to $62.3 million for the second quarter of 2025. Diluted net income per common share was $1.96 and $1.85 for the second quarter of 2026 and 2025, respectively.

The Company’s net interest income for the second quarter of 2026 increased to $133.5 million from $121.3 million for the second quarter of 2025. Higher loan volume and general growth in earning assets were the primary drivers of the change in net interest income. Net interest margin was 3.84% for the second quarter of 2026 compared to 3.75% for the second quarter of 2025. The Company recorded a provision for credit losses of $4.9 million in the second quarter of 2026 compared to $1.4 million for the second quarter of 2025.

Noninterest income for the quarter totaled $53.9 million compared to $48.0 million in the same quarter last year. Trust revenue, service charges on deposits, securities transactions, and treasury income each increased when compared to the second quarter of 2025. The Company also recorded gains of $2.9 million related to bank owned life insurance claims during the quarter. The increase in noninterest income was partially offset by a decrease in insurance commissions.

Noninterest expense grew to $97.5 million for the quarter ended June 30, 2026 compared to $88.2 million in the same quarter in 2025. The increase in noninterest expense was primarily related to growth in salaries and employee benefits of $5.2 million. The total salaries and employee benefits expenses recorded of $60.3 million is after a favorable adjustment to the funded employee benefit trust of $828,000. Also driving the increase in noninterest expense was net expense from other real estate owned, which increased $1.6 million period to period.

At June 30, 2026, the Company’s total assets were $15.1 billion, an increase of $243.4 million from December 31, 2025. Loans grew $110.6 million from December 31, 2025, totaling $8.7 billion at June 30, 2026. Deposits totaled $12.8 billion, an increase of $155.9 million from year-end 2025. Sweep accounts totaled $5.0 billion at June 30, 2026, up $100.8 million from December 31, 2025. The Company’s total stockholders’ equity was $2.0 billion, an increase of $103.0 million over December 31, 2025.

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

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following tables present certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $6.2 million for the three months ended June 30, 2026 compared to $5.1 million for the three months ended June 30, 2025. Loan fees included in interest income were $11.3 million for the six months ended June 30, 2026 compared to $10.1 million for the six months ended June 30, 2025.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended June 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$8,610,837	$148,013	6.89%	$8,064,423	$139,532	6.94%
Securities – taxable	999,677	7,413	2.97	1,139,354	6,887	2.42
Securities – tax exempt	6,756	68	4.01	2,120	22	4.16
Federal funds sold and interest-bearing deposits with banks	4,343,973	40,042	3.70	3,784,951	42,186	4.47
Total earning assets	13,961,243	195,536	5.62	12,990,848	188,627	5.82
Nonearning assets:
Cash and due from banks	217,300			210,323
Interest receivable and other assets	1,028,343			869,769
Allowance for credit losses	(105,148)			(97,898)
Total nonearning assets	1,140,495			982,194
Total assets	$15,101,738			$13,973,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$5,499,834	$34,602	2.52%	$5,322,205	$40,562	3.06%
Savings deposits	1,408,443	9,467	2.70	1,185,678	9,375	3.17
Time deposits	1,815,864	16,445	3.63	1,565,251	16,152	4.14
Short-term borrowings	13,798	102	2.97	4,747	51	4.33
Subordinated debt	86,233	1,031	4.80	86,176	1,031	4.80
Other liabilities	16,747	199	4.76	—	—	—
Total interest-bearing liabilities	8,840,919	61,846	2.81	8,164,057	67,171	3.30
Interest-free funds:
Noninterest-bearing deposits	4,123,897			3,942,867
Interest payable and other liabilities	204,942			169,867
Stockholders’ equity	1,931,980			1,696,251
Total interest free funds	6,260,819			5,808,985
Total liabilities and stockholders’ equity	$15,101,738			$13,973,042
Net interest income		$133,690			$121,456
Net interest spread			2.81%			2.52%
Effect of interest free funds			1.03%			1.23%
Net interest margin			3.84%			3.75%

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Six Months Ended June 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$8,580,750	$292,330	6.87%	$8,057,657	$276,710	6.93%
Debt securities – taxable	950,975	13,286	2.82	1,167,175	13,893	2.40
Debt securities – tax exempt	7,148	134	3.77	2,156	44	4.15
Federal funds sold and interest-bearing deposits with banks	4,368,252	80,124	3.70	3,639,517	80,654	4.47
Total earning assets	13,907,125	385,874	5.60	12,866,505	371,301	5.82
Nonearning assets:
Cash and due from banks	221,400			212,578
Interest receivable and other assets	988,094			849,224
Allowance for credit losses	(104,780)			(98,795)
Total nonearning assets	1,104,714			963,007
Total assets	$15,011,839			$13,829,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$5,546,776	$69,920	2.54%	$5,312,449	$81,283	3.09%
Savings deposits	1,379,604	18,405	2.69	1,162,057	18,274	3.17
Time deposits	1,817,743	33,417	3.71	1,530,263	32,022	4.22
Short-term borrowings	14,444	244	3.40	2,706	58	4.34
Long-term borrowings	3,055	42	2.77	—	—	—
Subordinated debt	86,226	2,061	4.82	86,169	2,061	4.82
Other liabilities	16,736	332	4.00	—	—	—
Total interest-bearing liabilities	8,864,584	124,421	2.83	8,093,644	133,698	3.33
Interest-free funds:
Noninterest-bearing deposits	4,059,407			3,916,486
Interest payable and other liabilities	182,001			149,775
Stockholders’ equity	1,905,847			1,669,607
Total interest free funds	6,147,255			5,735,868
Total liabilities and stockholders’ equity	$15,011,839			$13,829,512
Net interest income		$261,453			$237,603
Net interest spread			2.77%			2.49%
Effect of interest free funds			1.02%			1.23%
Net interest margin			3.79%			3.72%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income Statement Data
Net interest income	$133,536	$121,256	$261,141	$237,205
Provision for credit losses on loans	4,831	1,239	7,409	2,700
Securities transactions	725	(740)	1,629	(1,073)
Total noninterest income	53,949	48,048	105,340	96,942
Salaries and employee benefits	60,306	55,147	119,161	109,740
Total noninterest expense	97,531	88,199	194,320	180,378
Net income	66,687	62,347	129,682	118,459
Per Common Share Data
Net income – basic	$1.98	$1.87	$3.86	$3.56
Net income – diluted	1.96	1.85	3.81	3.51
Cash dividends	0.49	0.46	0.98	0.92
Performance Data
Return on average assets	1.77%	1.79%	1.74%	1.73%
Return on average stockholders’ equity	13.84	14.74	13.72	14.31
Cash dividend payout ratio	24.75	24.60	25.39	25.84
Net interest spread	2.81	2.52	2.77	2.49
Net interest margin	3.84	3.75	3.79	3.72
Efficiency ratio	52.02	52.10	53.02	53.98
Net charge-offs to average loans	0.03	0.05	0.05	0.06

Net Interest Income

For the three months ended June 30, 2026, net interest income, which is the Company’s principal source of operating revenue, increased $12.3 million or 10.1% compared to the three months ended June 30, 2025. Higher loan volume and general growth in earning assets were the primary drivers of the change in net interest income. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period.

Net interest income for the six months ended June 30, 2026 increased $23.9 million or 10.1% compared to the six months ended June 30, 2025. Higher loan volume and general growth in earning assets were the primary drivers to the increase.

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

Net loan charge-offs were $2.4 million for the second quarter of 2026 compared to net loan charge-offs of $4.7 million for the second quarter of 2025. The rate of net charge-offs to average total loans continues to be at a low level.

Net loan charge-offs were $3.9 million for the six months ended June 30, 2026, compared to $5.2 million for the same period of the prior year.

Noninterest Income

Noninterest income increased by $5.9 million for the second quarter of 2026 compared to the second quarter of 2025. Trust revenue, service charges on deposits, securities transactions, and treasury income each increased when compared to second quarter last year. The Company also recorded gains of $2.9 million related to bank owned life insurance claims during the quarter. The increase in noninterest income was partially offset by a decrease in insurance commissions.

Noninterest income included non-sufficient funds ("NSF") and overdraft fees totaling $8.1 million and $7.6 million for the three months ended June 30, 2026 and 2025, respectively. This represents 15.1% and 15.8% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $7.2 million and $6.9 million during the three months ended June 30, 2026 and 2025, respectively. This represents 13.3% and 14.3% of the Company’s noninterest income for the respective periods.

Noninterest income increased by $8.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Trust revenue, service charges on deposits, securities transactions, and treasury income each increased when compared to second quarter last year. The increase in noninterest income was partially offset by a decrease in insurance commissions.

Noninterest income included NSF and overdraft fees totaling $16.1 million and $15.0 million during the six months ended June 30, 2026 and 2025, respectively. This represents 15.3% and 15.5% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $14.0 million and $13.4 million during the six months ended June 30, 2026 and 2025, respectively. This represents 13.3% and 13.8% of the Company’s noninterest income for the respective periods.

Noninterest Expense

Noninterest expense increased by $9.3 million for second quarter of 2026 compared to the second quarter of 2025. The increase in noninterest expenses was primarily related to growth in salaries and employee benefits of $5.2 million. The total salaries and employee benefits expenses recorded of $60.3 million for the second quarter of 2026 is after a favorable adjustment to the funded employee benefit trust of $828,000. The total salaries and employee benefits expenses recorded of $55.1 million for the second quarter of 2025 is after a favorable adjustment to the funded employee benefit trust of $231,000. Also driving the increase in noninterest expense was net expense from other real estate owned, which increased $1.6 million period to period.

For the six months ended June 30, 2026, noninterest expense increased by $13.9 million compared to the six months ended June 30, 2025. The increase in noninterest expenses was primarily related to growth in salaries and employee benefits of $9.4 million. The total salaries and employee benefits recorded of $119.2 million for the six months ended June 30, 2026 is after a favorable adjustment to the funded employee benefit trust of $2.6 million. The total salaries and benefits expenses recorded of $109.7 million for the six months ended June 30, 2025 is after a favorable adjustment to the funded employee benefit trust of $649,000. Also driving the increase in noninterest expense was net expense from other real estate owned, which increased $2.6 million compared to the same period last year, along with conversion expenses of approximately $1.2 million related to ABOK. In addition, during the six months ended June 30, 2025 the Company recorded an expense related to the disposition of certain equity investments no longer permissible under the Volcker Rule, no such equivalent expense was recorded in 2026.

Income Taxes

The Company’s effective tax rate was 21.6% for the second quarter of 2026, compared to 21.8% for the second quarter of 2025.

The Company’s effective tax rate was 21.5% for the six months ended June 30, 2026, compared to 21.4% for the six months ended June 30, 2025.

The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Balance Sheet Data
Total assets	$15,082,243	$14,838,893
Interest-bearing deposits with banks	4,164,678	4,177,406
Debt securities	1,113,240	924,948
Total loans (net of unearned interest)	8,655,260	8,544,634
Allowance for credit losses	107,810	104,299
Noninterest-bearing demand deposits	4,162,306	3,897,613
Money market and interest-bearing checking deposits	5,442,757	5,610,882
Savings deposits	1,428,690	1,318,062
Time deposits	1,792,537	1,843,836
Total deposits	12,826,290	12,670,393
Stockholders' equity	1,957,097	1,854,125
Book value per share	58.25	55.28
Tangible book value per share (non-GAAP)(1)	52.21	49.20
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,957,097	$1,854,125
Less goodwill	183,388	182,739
Less intangible assets, net	19,408	21,357
Tangible stockholders' equity (non-GAAP)	$1,754,301	$1,650,029
Common shares outstanding	33,598,745	33,539,032
Tangible book value per share (non-GAAP)	$52.21	$49.20
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	67.02%	67.22%
Average earning assets to total assets (year-to-date)	92.64	93.02
Average stockholders’ equity to average assets (year-to-date)	12.70	12.22
Asset Quality Data
Loans past due 90 days and still accruing	$7,077	$8,115
Nonaccrual loans (3)	81,420	61,130
Other real estate owned and repossessed assets	61,703	49,134
Asset Quality Ratios:
Nonaccrual loans to total loans	0.94%	0.72%
Allowance for credit losses to total loans	1.25	1.22
Allowance for credit losses to nonaccrual loans	132.41	170.62
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

(3) Government agencies guaranteed approximately $7.9 million of nonaccrual loans at June 30, 2026.

Cash and Due from Banks, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks decreased by $91.5 million or 2.0%, to $4.4 billion from December 31, 2025 to June 30, 2026. The decrease was related to the reduction of federal funds sold.

Securities

At June 30, 2026, total debt securities increased $188.3 million, or 20.4% compared to December 31, 2025. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $10.8 million at both June 30, 2026 and December 31, 2025. These unrealized losses of $8.2 million at June 30, 2026 and $8.3 million at December 31, 2025 are included in the Company’s stockholders’ equity as accumulated other comprehensive loss, net of income tax. During the six months ended June 30, 2026, the Company purchased $321.2 million of debt securities compared to $233,000 during the six months ended June 30, 2025. The Company did not recognize a gain or loss on debt securities during the six months ended June 30, 2026 or 2025. The Company had maturities and paydowns of debt securities totaling $134.1 million during the six months ended June 30, 2026 and $127.7 million during the six months ended June 30, 2025.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s securities.

Loans

At June 30, 2026, total loans increased $110.6 million or 1.3% compared to December 31, 2025 as a result of internal loan growth. Of the total increase in loans, commercial real estate made up the largest increase. The preponderance of internal loan growth was from the Company's Oklahoma subsidiary BancFirst.

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

Nonaccrual Loans

Nonaccrual loans totaled $81.4 million at June 30, 2026 compared to $61.1 million at December 31, 2025. At June 30, 2026, the Company’s nonaccrual commercial non-real estate loans made up 52% and nonaccrual commercial real estate made up 32% of nonaccrual loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.9 million for the six months ended June 30, 2026 and $2.3 million for the six months ended June 30, 2025. Only a small amount of this interest is expected to be ultimately collected. Approximately $7.9 million of nonaccrual loans were guaranteed by government agencies at June 30, 2026.

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

Modified Loans

The current and future financial effects of the recorded balance of loans considered to be modified during the period were not material. The recorded balance of loans modified during the six months ended June 30, 2026 was approximately $3.7 million compared to $6.4 million during the year ended December 31, 2025.

Other Real Estate Owned and Repossessed Assets

Other real estate owned ("OREO") and repossessed assets increased $12.6 million during the period ended June 30, 2026. There was $1.8 million of tenant improvements related to bank owned OREO property. As part of the ABOK conversion, $1.9 million of property previously held for bank operations was moved to OREO. Additionally, a commercial property was taken into OREO valued at $9.6 million. The remainder of the change in OREO and repossessed assets resulted from normal bank operations. OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals of the properties, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense.

The Company's write-downs of OREO totaled $1.3 million for the six months ended June 30, 2026 compared to $20,000 for the six months ended June 30, 2025.

Rental income for OREO properties is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for OREO properties is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

The Company's total rental income and operating expenses from OREO are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Rental income	$3,443	$3,202	$6,787	$6,323
Operating expense	3,350	2,837	7,000	5,500

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $202.8 million and $204.1 million at June 30, 2026 and December 31, 2025, respectively.

Other assets included the cash surrender value of key-man life insurance policies totaling $89.9 million at June 30, 2026 and $94.2 million at December 31, 2025.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $18.7 million at June 30, 2026 and $21.2 million at December 31, 2025. They require a daily margin to be posted, which fluctuates with oil and gas prices and customer activity. The Company had a margin asset included in other assets in the amount of $7.1 million at June 30, 2026 and a margin liability included in other liabilities in the amount of $7.4 million at December 31, 2025. See Note (11) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the Company’s consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $10.1 million at June 30, 2026 and $9.3 million at December 31, 2025. The Company reviews its portfolio of equity securities for impairment at least quarterly.

Low-Income Housing, New Market Tax Credit Investments and Historic Tax Credit Investments

The Company's tax credits all amortize off over the life of the investment. During 2026, the Company’s low-income housing tax credit ("LIHTC") investments increased $23.6 million totaling $118.5 million at June 30, 2026, New Markets Tax Credits ("NMTC") investments decreased $826,000 totaling $8.1 million at June 30, 2026 and the Historic Tax Credit Investments decreased $2.2 million totaling $6.4 million at June 30, 2026, all of which are included in other assets on the Company’s consolidated balance sheet. Unfunded commitments related to these investments totaled $83.8 million at June 30, 2026, all of which are included in other liabilities on the Company’s consolidated balance sheet.

See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. The Company is highly liquid with percent of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets of 29.2% at June 30, 2026, compared to 30.3% at December 31, 2025.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Deposits

At June 30, 2026, deposits totaled $12.8 billion, an increase of $155.9 million from December 31, 2025. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits was 95.2% at June 30, 2026 and 94.8% December 31, 2025. Noninterest-bearing deposits to total deposits were 32.5% at June 30, 2026 compared to 30.8% at December 31, 2025.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $4.2 billion at June 30, 2026 and $4.3 billion at December 31, 2025, as calculated per regulatory guidance. This was approximately 33% of deposits at June 30, 2026 and 34% at December 31, 2025.

Off-balance-sheet sweep accounts totaled $5.0 billion at June 30, 2026 compared to $4.9 billion at December 31, 2025. The movement of customers' funds into the Company's off-balance-sheet sweep accounts affected the balances of both cash and deposits.

Subordinated Debt

See Note (6) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Lines of Credit

The Company has several lines of credit available. At June 30, 2026, BancFirst had $1.1 billion available on its line of credit from the FHLB of Topeka, Kansas. At June 30, 2026, BancFirst had $6.0 million in advances outstanding under this line of credit. Pegasus had a Federal Reserve discount window capacity of $63.7 million. At June 30, 2026, Pegasus had no advances outstanding under this line of credit. Worthington had $10.5 million in lines of credit with other financial institutions that serve as overnight federal funds facilities, a Federal Reserve discount window capacity of $28.9 million and a $92.1 million line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term rate loans. Worthington had no advances outstanding at June 30, 2026 under any of these lines of credit.

Capital Resources

Stockholders’ equity totaled $2.0 billion at June 30, 2026, an increase of $103.0 million from December 31, 2025. In addition to net income of $129.7 million, other changes in stockholders’ equity during the six months ended June 30, 2026 included $1.1 million in common stock issuances related to stock-based compensation plans, $3.4 million in common stock issuances related to the acquisition of ABOK, $1.6 million related to stock-based compensation arrangements and a $42,000 increase in accumulated other comprehensive income that were partially offset by $32.9 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at June 30, 2026 were well in excess of the regulatory requirements.

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

Item 1A. Risk Factors.

As of June 30, 2026, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit
3.1	Amended and Restated By-Laws of BancFirst Corporation (filed as Exhibit 3.1 to the Company's Quarterly Report on form 10Q for the Quarter Ended March 31, 2023 and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of BancFirst Corporation dated August 5, 2021. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021).

10.1*	2026 First Amendment to the BancFirst Corporation Thrift Plan.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32**	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

*	Filed herewith.
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

BANCFIRST CORPORATION
(Registrant)

Date: August 7, 2026	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	/s/ Hannah Andrus
Hannah Andrus
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)