Form 10-Q
period 2026-09-30
BANCFIRST CORP /OK/
filed 2026-11-06
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, there were 33,624,724 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2026	2025
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$201,187	$226,954
Interest-bearing deposits with banks	4,010,740	4,177,406
Federal funds sold	—	91,712
Debt securities held for investment (fair value: $501 and $561, respectively)	501	561
Debt securities available for sale at fair value	1,100,433	924,387
Loans held for sale	6,645	11,781
Loans held for investment (net of unearned interest)	8,725,901	8,532,853
Allowance for credit losses	(107,048)	(104,299)
Loans, net of allowance for credit losses	8,618,853	8,428,554
Premises and equipment, net	343,699	325,890
Other real estate owned	58,922	47,909
Intangible assets, net	18,433	21,357
Goodwill	183,388	182,739
Accrued interest receivable and other assets	478,429	399,643
Total assets	$15,021,230	$14,838,893

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$4,049,891	$3,897,613
Interest-bearing	8,649,819	8,772,780
Total deposits	12,699,710	12,670,393
Short-term borrowings	6,000	10,010
Long-term borrowings	—	12,000
Accrued interest payable and other liabilities	232,203	206,151
Subordinated debt	86,256	86,214
Total liabilities	13,024,169	12,984,768

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 33,619,174 and 33,539,032, respectively	33,619	33,539
Capital surplus	226,190	217,843
Retained earnings	1,757,556	1,611,017
Accumulated other comprehensive loss, net of tax benefit of $6,351 and $2,556, respectively	(20,304)	(8,274)
Total stockholders' equity	1,997,061	1,854,125
Total liabilities and stockholders' equity	$15,021,230	$14,838,893

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST INCOME
Loans, including fees	$149,873	$143,506	$441,919	$419,827
Securities:
Taxable	9,007	6,515	22,293	20,408
Tax-exempt	50	9	156	44
Federal funds sold	—	—	414	1
Interest-bearing deposits with banks	40,003	44,363	119,713	125,016
Total interest income	198,933	194,393	584,495	565,296
INTEREST EXPENSE
Deposits	61,674	67,648	183,416	199,227
Short-term borrowings	29	100	273	158
Long-term borrowings	—	—	42	—
Subordinated debt	1,030	1,030	3,091	3,091
Other interest expense	201	—	533	—
Total interest expense	62,934	68,778	187,355	202,476
Net interest income	135,999	125,615	397,140	362,820
Provision for credit losses on loans	3,203	4,222	10,612	6,922
(Benefit from) provision for off-balance sheet credit exposures	(110)	216	(497)	489
Total provision for credit losses	3,093	4,438	10,115	7,411
Net interest income after provision for credit losses	132,906	121,177	387,025	355,409
NONINTEREST INCOME
Trust revenue	5,874	5,850	18,009	17,184
Service charges on deposits	19,308	18,131	56,440	52,676
Securities transactions	103	492	1,732	(581)
Sales of loans	800	916	2,493	2,382
Insurance commissions	8,680	8,954	25,601	27,284
Cash management	10,933	10,338	32,421	30,962
Gain/(loss) on sale of other assets	13	57	(263)	1,055
Other	5,675	5,128	20,293	15,846
Total noninterest income	51,386	49,866	156,726	146,808
NONINTEREST EXPENSE
Salaries and employee benefits	61,829	57,681	180,990	167,421
Occupancy, net	6,672	6,434	19,278	18,224
Depreciation	5,101	4,725	14,905	14,224
Amortization of intangible assets	975	862	2,924	2,610
Data processing services	3,043	2,901	9,481	8,778
Net expense from other real estate owned	2,420	2,778	10,592	8,377
Marketing and business promotion	2,311	2,126	7,029	6,912
Deposit insurance	1,775	1,736	5,264	5,136
Other	14,083	12,829	42,066	40,768
Total noninterest expense	98,209	92,072	292,529	272,450
Income before taxes	86,083	78,971	251,222	229,767
Income tax expense	18,829	16,317	54,286	48,654
Net income	$67,254	$62,654	$196,936	$181,113
NET INCOME PER COMMON SHARE
Basic	$2.00	$1.88	$5.86	$5.44
Diluted	$1.97	$1.85	$5.78	$5.36
OTHER COMPREHENSIVE INCOME:
Unrealized (loss)/income on debt securities, net of tax of $3,802, ($1,478), $3,795 and ($6,227), respectively	(12,072)	4,765	(12,030)	20,062
Other comprehensive (loss)/income, net of tax of $3,802, ($1,478), $3,795 and ($6,227), respectively	(12,072)	4,765	(12,030)	20,062
Comprehensive income	$55,182	$67,419	$184,906	$201,175

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
COMMON STOCK
Issued at beginning of period	$33,599	$33,272	$33,539	$33,217
Shares issued for stock-based compensation plans	20	57	49	112
Shares issued for acquisition	—	—	31	—
Issued at end of period	$33,619	$33,329	$33,619	$33,329
CAPITAL SURPLUS
Balance at beginning of period	$223,946	$190,698	$217,843	$187,062
Common stock issued for stock-based compensation plans	1,091	2,561	2,191	4,488
Common stock issued for acquisition	54	—	3,447	—
Stock-based compensation arrangements	1,099	1,057	2,709	2,766
Balance at end of period	$226,190	$194,316	$226,190	$194,316
RETAINED EARNINGS
Balance at beginning of period	$1,707,784	$1,521,631	$1,611,017	$1,433,768
Net income	67,254	62,654	196,936	181,113
Dividends on common stock ($0.52, $0.49, $1.50 and $1.41 per share, respectively)	(17,482)	(16,331)	(50,397)	(46,927)
Balance at end of period	$1,757,556	$1,567,954	$1,757,556	$1,567,954
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized (losses)/gains on securities:
Balance at beginning of period	$(8,232)	$(17,563)	$(8,274)	$(32,860)
Net change	(12,072)	4,765	(12,030)	20,062
Balance at end of period	$(20,304)	$(12,798)	$(20,304)	$(12,798)
Total stockholders’ equity	$1,997,061	$1,782,801	$1,997,061	$1,782,801

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$196,936	$181,113
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	10,115	7,411
Depreciation and amortization	17,829	16,834
Net amortization of securities premiums and discounts	(1,761)	(428)
Realized securities (gains)/losses	(1,732)	581
Gain on sales of loans	(2,493)	(2,382)
Cash receipts from the sale of loans originated for sale	148,295	138,729
Cash disbursements for loans originated for sale	(140,666)	(138,110)
Deferred income tax benefit	(1,256)	(1,368)
Gain on sale of other assets	(330)	(1,015)
Increase in interest receivable	(4,443)	(1,426)
Decrease in interest payable	(2,107)	(497)
Amortization of stock-based compensation arrangements	2,709	2,766
Excess tax benefit from stock-based compensation arrangements	(584)	(2,026)
Other, net	24,523	30,314
Net cash provided by operating activities	245,035	230,496
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	3,283	—
Net decrease in federal funds sold	91,712	715
Purchases of available for sale debt securities	(438,886)	(508)
Proceeds from maturities, calls and paydowns of held for investment debt securities	60	91
Proceeds from maturities, calls and paydowns of available for sale debt securities	248,776	222,947
Purchase of equity securities	(239)	(256)
Proceeds from paydowns and sales of equity securities	560	351
Net change in loans	(218,280)	(280,355)
Net payments on derivative asset contracts	(41,370)	436
Purchases of premises, equipment and computer software	(36,774)	(36,763)
Purchase of tax credits	(22,062)	(17,478)
Other, net	9,731	10,949
Net cash used in investing activities	(403,489)	(99,871)
FINANCING ACTIVITIES
Net change in deposits	29,317	399,841
Net change in short-term borrowings	(4,010)	11,675
Paydown of long-term borrowings	(12,000)	—
Finance lease principal repayments	(177)	—
Issuance of common stock in connection with stock-based compensation plans, net	2,240	4,600
Cash dividends paid	(49,349)	(45,875)
Net cash (used in)/provided by financing activities	(33,979)	370,241
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(192,433)	500,866
Cash, due from banks and interest-bearing deposits at the beginning of the period	4,404,360	3,553,772
Cash, due from banks and interest-bearing deposits at the end of the period	$4,211,927	$4,054,638
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$189,462	$202,973
Cash paid during the period for income taxes	$35,834	$28,731
Noncash investing and financing activities:
Unpaid common stock dividends declared	$17,482	$16,331

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

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On October 22, 2026, the Company acquired Spirit BankCorp, Inc., an Oklahoma corporation and SpiritBank (Spirit), a privately held community bank headquartered in Tulsa, Oklahoma. See Note (13) Subsequent events for disclosures regarding this transaction.

On November 17, 2025, the Company acquired American Bank of Oklahoma ("ABOK"), for aggregate consideration totaling approximately $33 million. ABOK shareholders had the option to receive shares in the Company or receive cash for their ABOK shares. Cash consideration was capped at 40% of the total merger consideration. As of December 31, 2025, fair value of the Company's common stock issued for the acquisition was $22.7 million and cash paid was $6.3 million. As of December 31, 2025, not all ABOK shareholders had surrendered their stock certificates. During the nine months ended September 30, 2026, stock certificates representing an additional $3.5 million had been surrendered. The fair value of assets acquired was approximately $416.6 million and the fair value of liabilities assumed was approximately $383.3 million. The fair value of these assets and liabilities is based upon preliminary evaluation and not yet finalized. The Company expects to complete the evaluation within the one-year allowable period. ABOK was a community bank headquartered in Collinsville, Oklahoma with six banking locations in Oklahoma. At acquisition, ABOK had approximately $414 million in total assets, $244 million in loans and $341 million in deposits. ABOK operated as a subsidiary of BancFirst Corporation until February 13, 2026, when ABOK was merged into BancFirst. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $11.6 million and goodwill of approximately $1.1 million. The Company did not incur a material amount of acquisition-related expenses. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. Pro forma information has not been presented because the acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of ABOK complements the Company by expanding the Company's banking communities in Oklahoma.

(3) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026	(Dollars in thousands)
Mortgage backed securities (1)	$1	$—	$—	$1
States and political subdivisions	—	—	—	—
Other securities	500	—	—	500
Total	$501	$—	$—	$501
December 31, 2025
Mortgage backed securities (1)	$1	$—	$—	$1
States and political subdivisions	60	—	—	60
Other securities	500	—	—	500
Total	$561	$—	$—	$561

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026	(Dollars in thousands)
U.S. treasuries	$1,081,153	$—	$(23,738)	$1,057,415
U.S. federal agencies	4,675	37	(23)	4,689
Mortgage backed securities (1)	16,296	4	(1,878)	14,422
States and political subdivisions	14,964	—	(426)	14,538
Other securities	10,000	—	(631)	9,369
Total	$1,127,088	$41	$(26,696)	$1,100,433
December 31, 2025
U.S. treasuries	$884,020	$1,131	$(10,175)	$874,976
U.S. federal agencies	6,944	49	(6)	6,987
Mortgage backed securities (1)	17,702	47	(1,157)	16,592
States and political subdivisions	16,551	101	(147)	16,505
Other securities	10,000	—	(673)	9,327
Total	$935,217	$1,328	$(12,158)	$924,387

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

	September 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$500	$500	$560	$560
After one year but within five years	1	1	1	1
After five years but within ten years	—	—	—	—
After ten years	—	—	—	—
Total	$501	$501	$561	$561
Available for Sale
Contractual maturity of debt securities:
Within one year	$343,947	$339,993	$311,726	$309,372
After one year but within five years	602,933	587,894	588,315	581,709
After five years but within ten years	163,610	157,831	17,142	16,400
After ten years	16,598	14,715	18,034	16,906
Total debt securities	$1,127,088	$1,100,433	$935,217	$924,387

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Book value of pledged securities	$779,248	$726,833

There were no sales of debt securities and therefore no proceeds from sales or realized securities gains or losses on available for sale debt securities for the nine months ended September 30, 2026 or September 30, 2025.

Realized gains or losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at September 30, 2026 and December 31, 2025 respectively:

		Less than 12 Months		More than 12 Months		Total
	Number of investments	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
		(Dollars in thousands)
September 30, 2026
Available for Sale
U.S. treasuries	31	$515,779	$13,444	$541,636	$10,294	$1,057,415	$23,738
U.S. federal agencies	8	2,610	23	47	—	2,657	23
Mortgage backed securities	70	4,942	315	9,276	1,563	14,218	1,878
States and political subdivisions	16	11,536	284	727	142	12,263	426
Other securities	2	—	—	7,369	631	7,369	631
Total	127	$534,867	$14,066	$559,055	$12,630	$1,093,922	$26,696
December 31, 2025
Available for Sale
U.S. treasuries	31	$—	$—	$783,183	$10,175	$783,183	$10,175
U.S. federal agencies	6	177	1	898	5	1,075	6
Mortgage backed securities	51	1,764	47	10,710	1,110	12,474	1,157
States and political subdivisions	8	5,197	28	758	119	5,955	147
Other securities	2	—	—	7,327	673	7,327	673
Total	98	$7,138	$76	$802,876	$12,082	$810,014	$12,158

The Company has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of September 30, 2026 and December 31, 2025, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. The Company has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(4) LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans held for investment are summarized by portfolio segment as follows:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)

Commercial real estate owner occupied	$980,841	$955,171
Commercial real estate non-owner occupied	1,915,613	1,797,066
Construction and development < 60 months	666,907	657,312
Construction residential real estate < 60 months	302,187	269,357
Residential real estate first lien	1,569,942	1,583,229
Residential real estate all other	348,848	328,291
Agriculture	499,628	491,776
Commercial non-real estate	1,355,349	1,374,609
Consumer non-real estate	566,594	533,415
Oil and gas	519,992	542,627
Total (1)	$8,725,901	$8,532,853
(1) Excludes accrued interest receivable of $42.4 million at September 30, 2026 and $41.8 million at December 31, 2025, that is recorded in accrued interest receivable and other assets.

The Company's loans are currently 83% held by BancFirst and 17% held by Pegasus and Worthington. In addition, approximately 72% of the Company's loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and/or securities. The Company’s interest in collateral is secured through filing mortgages and liens, or by possession of the collateral.

The Company's portfolio segment descriptions and the weighted average remaining life of portfolio segments are disclosed in Note (5) to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Other Real Estate Owned and Repossessed Assets and Loan Modifications

The following is a summary of other real estate owned ("OREO") and repossessed assets:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Other real estate owned and repossessed assets	$60,299	$49,134

Periodically, we may modify loans to borrowers experiencing financial difficulty. The Company charges interest on principal balances outstanding on modified loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be modified during the period were not material. Loan modifications can include rate modifications, term extensions and payment delays, or a combination thereof, among other things. The loan modifications reported and subsequent performance of modified loans did not materially impact our determination of the allowance for credit losses on loans for the nine months ended September 30, 2026.

The recorded balance of loans modified during the nine months ended September 30, 2026 was approximately $39.5 million compared to $6.4 million during the year ended December 31, 2025. The increase in modifications compared to the year ended December 31, 2025, is primarily due to one Commercial non-real estate loan modified during the third quarter of 2026. This loan makes up less than 3% of the total Commercial non-real estate portfolio segment and was individually evaluated for its impact to the Company’s determination of the allowance for credit losses. For all other portfolio segments, modified loans represented less than 0.3% of the total loans in that segment.

Nonaccrual loans

The Company did not recognize any interest income on nonaccrual loans for either the nine months ended September 30, 2026 or 2025. In addition, all loans identified as nonaccrual loans have related allowances for credit losses at September 30, 2026 and December 31, 2025, respectively. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $4.5 million for the nine months ended September 30, 2026 and approximately $3.6 million for the nine months ended September 30, 2025.

Nonaccrual loans guaranteed by government agencies totaled approximately $4.1 million at September 30, 2026 and approximately $10.6 million at December 31, 2025.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment.

	September 30, 2026	December 31, 2025
	(Dollars in thousands)

Commercial real estate owner occupied	$2,980	$15,412
Commercial real estate non-owner occupied	19,311	20,555
Construction and development < 60 months	2,310	680
Construction residential real estate < 60 months	1,443	1,565
Residential real estate first lien	5,029	4,671
Residential real estate all other	2,163	1,787
Agriculture	1,862	2,456
Commercial non-real estate	38,933	11,776
Consumer non-real estate	996	816
Oil and gas	593	1,412
Total	$75,620	$61,130

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following tables present an age analysis of the Company's loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of September 30, 2026

Commercial real estate owner occupied	$2,883	$145	$1,387	$4,415	$976,426	$980,841	$683
Commercial real estate non-owner occupied	1,916	—	18,119	20,035	1,895,578	1,915,613	275
Construction and development < 60 months	4,720	121	2,203	7,044	659,863	666,907	103
Construction residential real estate < 60 months	476	6,994	754	8,224	293,963	302,187	—
Residential real estate first lien	9,105	1,982	5,274	16,361	1,553,581	1,569,942	1,739
Residential real estate all other	1,449	391	2,729	4,569	344,279	348,848	725
Agriculture	2,370	943	2,758	6,071	493,557	499,628	1,611
Commercial non-real estate	3,769	1,035	4,202	9,006	1,346,343	1,355,349	226
Consumer non-real estate	2,733	1,085	903	4,721	561,873	566,594	604
Oil and gas	19	60	655	734	519,258	519,992	62
Total	$29,440	$12,756	$38,984	$81,180	$8,644,721	$8,725,901	$6,028

As of December 31, 2025

Commercial real estate owner occupied	$4,196	$468	$14,515	$19,179	$935,992	$955,171	$190
Commercial real estate non-owner occupied	370	288	19,391	20,049	1,777,017	1,797,066	806
Construction and development < 60 months	1,119	48	603	1,770	655,542	657,312	19
Construction residential real estate < 60 months	—	—	829	829	268,528	269,357	—
Residential real estate first lien	9,476	2,625	5,084	17,185	1,566,044	1,583,229	2,142
Residential real estate all other	2,343	436	2,467	5,246	323,045	328,291	1,312
Agriculture	2,643	1,681	3,245	7,569	484,207	491,776	1,950
Commercial non-real estate	2,863	1,047	10,959	14,869	1,359,740	1,374,609	730
Consumer non-real estate	4,353	973	1,430	6,756	526,659	533,415	896
Oil and gas	32	—	1,482	1,514	541,113	542,627	70
Total	$27,395	$7,566	$60,005	$94,966	$8,437,887	$8,532,853	$8,115

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

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes the Company’s gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total
As of September 30, 2026	(Dollars in thousands)
Commercial real estate owner occupied
Grade 1	$86,841	$86,096	$59,459	$75,721	$96,353	$181,212	$13,821	$599,503
Grade 2	69,423	69,466	44,440	38,413	43,235	88,633	8,918	362,528
Grade 3	4,187	836	733	1,175	469	2,723	399	10,522
Grade 4	99	—	331	894	5,714	1,112	138	8,288
Total	160,550	156,398	104,963	116,203	145,771	273,680	23,276	980,841
Commercial real estate non-owner occupied
Grade 1	$242,087	$96,641	$109,945	$112,828	$116,492	$166,715	$17,993	$862,701
Grade 2	259,113	138,678	79,318	228,091	186,857	101,305	21,395	1,014,757
Grade 3	—	275	—	1,951	2,898	6,866	—	11,990
Grade 4	8,197	—	17,840	101	—	27	—	26,165
Total	509,397	235,594	207,103	342,971	306,247	274,913	39,388	1,915,613
Construction and development < 60 months
Grade 1	$98,952	$87,366	$70,089	$13,367	$28,398	$14,869	$17,927	$330,968
Grade 2	191,062	43,536	13,825	54,961	5,455	5,691	7,532	322,062
Grade 3	964	3,489	—	121	—	56	6,721	11,351
Grade 4	130	99	—	31	1,598	421	247	2,526
Total	291,108	134,490	83,914	68,480	35,451	21,037	32,427	666,907
Construction residential real estate < 60 months
Grade 1	$100,119	$49,515	$4,410	$1,375	$868	$488	$1,101	$157,876
Grade 2	87,589	43,659	—	34	34	—	5,621	136,937
Grade 3	3,577	2,318	—	—	—	—	37	5,932
Grade 4	689	—	622	—	131	—	—	1,442
Total	191,974	95,492	5,032	1,409	1,033	488	6,759	302,187
Residential real estate first lien
Grade 1	$191,341	$187,485	$154,283	$132,835	$147,000	$266,778	$6,478	$1,086,200
Grade 2	85,985	90,327	63,448	51,740	52,764	88,837	301	433,402
Grade 3	4,542	7,494	7,219	7,589	2,989	7,565	—	37,398
Grade 4	1,149	916	2,426	2,494	907	5,050	—	12,942
Total	283,017	286,222	227,376	194,658	203,660	368,230	6,779	1,569,942
Residential real estate all other
Grade 1	$28,586	$28,134	$21,914	$16,688	$13,728	$14,090	$66,975	$190,115
Grade 2	9,444	5,180	6,496	4,279	3,430	4,392	113,446	146,667
Grade 3	1,663	1,114	363	477	177	642	3,508	7,944
Grade 4	167	2,501	121	260	426	116	531	4,122
Total	39,860	36,929	28,894	21,704	17,761	19,240	184,460	348,848
Agriculture
Grade 1	$59,105	$33,034	$19,137	$20,978	$24,458	$56,508	$44,368	$257,588
Grade 2	41,927	36,845	20,375	15,639	13,158	27,785	56,699	212,428
Grade 3	5,693	4,014	1,943	1,914	1,625	4,514	7,040	26,743
Grade 4	31	270	534	505	60	1,380	89	2,869
Total	106,756	74,163	41,989	39,036	39,301	90,187	108,196	499,628
Commercial non-real estate
Grade 1	$109,065	$83,829	$51,252	$36,170	$73,347	$63,820	$300,111	$717,594
Grade 2	79,464	104,216	34,241	42,027	22,520	15,895	285,933	584,296
Grade 3	3,936	2,945	1,855	1,860	605	770	2,561	14,532
Grade 4	700	746	279	712	842	148	35,070	38,497
Grade 5	—	—	—	430	—	—	—	430
Total	193,165	191,736	87,627	81,199	97,314	80,633	623,675	1,355,349
Consumer non-real estate
Grade 1	$181,830	$132,572	$62,450	$33,827	$13,770	$7,001	$25,448	$456,898
Grade 2	32,697	18,293	10,926	6,992	2,647	1,285	27,728	100,568
Grade 3	1,529	1,593	1,209	1,177	608	424	12	6,552
Grade 4	322	1,010	469	317	372	77	4	2,571
Grade 5	—	—	5	—	—	—	—	5
Total	216,378	153,468	75,059	42,313	17,397	8,787	53,192	566,594
Oil and gas
Grade 1	$37,314	$5,524	$4,646	$2,427	$2,421	$2,742	$271,110	$326,184
Grade 2	80,324	26,911	7,678	2,964	2,344	4,468	63,302	187,991
Grade 3	18	5,533	7	19	—	6	—	5,583
Grade 4	—	—	—	—	—	172	62	234
Total	117,656	37,968	12,331	5,410	4,765	7,388	334,474	519,992
Total loans held for investment	$2,109,861	$1,402,460	$874,288	$913,383	$868,700	$1,144,583	$1,412,626	$8,725,901

The following tables summarize the Company's gross charge-offs by year of origination for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended September 30, 2026
Commercial real estate owner occupied	$6	$176	$—	$—	$—	$103	$—	$285
Commercial real estate non-owner occupied	—	—	—	—	—	—	—	—
Construction and development < 60 months	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	75	—	—	75
Residential real estate first lien	—	—	—	5	—	43	—	48
Residential real estate all other	—	—	—	5	—	89	—	94
Agriculture	—	25	—	—	—	—	51	76
Commercial non-real estate	10	19	384	703	1,222	13	352	2,703
Consumer non-real estate	—	292	191	239	47	59	8	836
Oil and gas	—	—	—	—	—	—	—	—
Total gross charge-offs	$16	$512	$575	$952	$1,344	$307	$411	$4,117

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Three months ended September 30, 2025
Commercial real estate owner occupied	$—	$29	$—	$—	$—	$—	$—	$29
Commercial real estate non-owner occupied	—	1,006	—	—	—	—	—	1,006
Construction and development < 60 months	—	—	—	—	—	—	—	—
Construction residential real estate < 60 months	—	—	—	—	—	—	—	—
Residential real estate first lien	—	6	—	—	35	7	—	48
Residential real estate all other	—	3	22	25	—	—	—	50
Agriculture	—	—	—	7	—	—	—	7
Commercial non-real estate	19	88	55	51	—	36	5	254
Consumer non-real estate	68	340	176	85	40	23	13	745
Oil and gas	—	—	—	—	—	—	—	—
Total gross charge-offs	$87	$1,472	$253	$168	$75	$66	$18	$2,139

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Nine months ended September 30, 2026
Commercial real estate owner occupied	$6	$179	$2	$18	$10	$396	$1	$612
Commercial real estate non-owner occupied	—	—	—	499	—	—	—	499
Construction and development < 60 months	—	—	—	—	—	1	—	1
Construction residential real estate < 60 months	—	—	—	—	75	—	—	75
Residential real estate first lien	26	—	4	68	1	56	—	155
Residential real estate all other	—	3	54	6	11	109	304	487
Agriculture	—	45	27	24	8	30	127	261
Commercial non-real estate	20	226	508	1,163	1,633	252	616	4,418
Consumer non-real estate	144	590	578	523	126	87	26	2,074
Oil and gas	—	—	—	—	—	—	—	—
Total gross charge-offs	$196	$1,043	$1,173	$2,301	$1,864	$931	$1,074	$8,582

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
	(Dollars in thousands)
Nine months ended September 30, 2025
Commercial real estate owner occupied	$—	$29	$—	$17	$6	$—	$58	$110
Commercial real estate non-owner occupied	—	1,233	—	1	—	—	—	1,234
Construction and development < 60 months	—	—	—	—	3,744	—	—	3,744
Construction residential real estate < 60 months	—	25	—	—	—	—	—	25
Residential real estate first lien	—	12	3	2	40	47	—	104
Residential real estate all other	—	3	22	25	—	—	13	63
Agriculture	—	10	2	7	5	—	17	41
Commercial non-real estate	43	104	203	178	47	346	60	981
Consumer non-real estate	93	587	647	219	52	70	18	1,686
Oil and gas	—	—	—	—	—	—	—	—
Total gross charge-offs	$136	$2,003	$877	$449	$3,894	$463	$166	$7,988

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

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three months ended September 30, 2026
Commercial real estate owner occupied	$6,710	$(285)	$3	$(282)	$496	$6,924
Commercial real estate non-owner occupied	36,255	—	—	—	2,157	38,412
Construction and development < 60 months	4,635	—	—	—	109	4,744
Construction residential real estate < 60 months	2,753	(75)	—	(75)	51	2,729
Residential real estate first lien	6,516	(48)	3	(45)	38	6,509
Residential real estate all other	2,436	(94)	7	(87)	412	2,761
Agriculture	5,390	(76)	1	(75)	(153)	5,162
Commercial non-real estate	28,820	(2,703)	56	(2,647)	(1,279)	24,894
Consumer non-real estate	7,969	(836)	82	(754)	1,455	8,670
Oil and gas	6,326	—	—	—	(83)	6,243
Total	$107,810	$(4,117)	$152	$(3,965)	$3,203	$107,048

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three months ended September 30, 2025
Commercial real estate owner occupied	$7,248	$(29)	$100	$71	$212	$7,531
Commercial real estate non-owner occupied	35,217	(1,006)	—	(1,006)	1,268	35,479
Construction and development < 60 months	4,907	—	—	—	(77)	4,830
Construction residential real estate < 60 months	2,265	—	—	—	262	2,527
Residential real estate first lien	4,645	(48)	10	(38)	162	4,769
Residential real estate all other	1,821	(50)	28	(22)	208	2,007
Agriculture	5,131	(7)	12	5	(10)	5,126
Commercial non-real estate	24,047	(254)	176	(78)	920	24,889
Consumer non-real estate	4,837	(745)	114	(631)	891	5,097
Oil and gas	6,870	—	—	—	386	7,256
Total	$96,988	$(2,139)	$440	$(1,699)	$4,222	$99,511

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Nine months ended September 30, 2026
Commercial real estate owner occupied	$6,937	$(612)	$115	$(497)	$484	$6,924
Commercial real estate non-owner occupied	33,266	(499)	6	(493)	5,639	38,412
Construction and development < 60 months	4,682	(1)	—	(1)	63	4,744
Construction residential real estate < 60 months	2,868	(75)	3	(72)	(67)	2,729
Residential real estate first lien	7,499	(155)	16	(139)	(851)	6,509
Residential real estate all other	1,775	(487)	31	(456)	1,442	2,761
Agriculture	5,258	(261)	47	(214)	118	5,162
Commercial non-real estate	26,926	(4,418)	257	(4,161)	2,129	24,894
Consumer non-real estate	7,952	(2,074)	244	(1,830)	2,548	8,670
Oil and gas	7,136	—	—	—	(893)	6,243
Total	$104,299	$(8,582)	$719	$(7,863)	$10,612	$107,048

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for/(benefit from) credit losses on loans	Balance at end of period
	(Dollars in thousands)
Nine months ended September 30, 2025
Commercial real estate owner occupied	$6,869	$(110)	$141	$31	$631	$7,531
Commercial real estate non-owner occupied	33,097	(1,234)	—	(1,234)	3,616	35,479
Construction and development < 60 months	8,671	(3,744)	6	(3,738)	(103)	4,830
Construction residential real estate < 60 months	2,336	(25)	3	(22)	213	2,527
Residential real estate first lien	4,568	(104)	22	(82)	283	4,769
Residential real estate all other	1,741	(63)	49	(14)	280	2,007
Agriculture	5,696	(41)	30	(11)	(559)	5,126
Commercial non-real estate	24,150	(981)	551	(430)	1,169	24,889
Consumer non-real estate	4,833	(1,686)	278	(1,408)	1,672	5,097
Oil and gas	7,536	—	—	—	(280)	7,256
Total	$99,497	$(7,988)	$1,080	$(6,908)	$6,922	$99,511

Purchased Credit Deteriorated Loans

The Company has previously purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company did not purchase credit-deteriorated loans during the nine-month period ended September 30, 2026 or September 30, 2025.

Gross charge-offs of $4.1 million for the three months ended September 30, 2026 included $1.8 million related to purchased credit deteriorated loans. Gross charge-offs of $8.6 million for the nine-month period ended September 30, 2026 included $2.6 million related to purchased credit deteriorated loans. At acquisition, the Company identified these loans as credit deteriorated and recorded reserves for expected credit losses. These loans performed in line with expectations subsequent to acquisition.

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. During the nine months ended September 30, 2026 and 2025, no material amount of interest income was recognized on collateral-dependent loans subsequent to their classification as collateral-dependent. The following tables summarize collateral-dependent gross loans held for investment by collateral type and the related specific allocation as follows:

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of September 30, 2026
Commercial real estate owner occupied	$800	$—	$—	$800	$273
Commercial real estate non-owner occupied	11,893	—	—	11,893	2,474
Construction and development < 60 months	1,019	—	—	1,019	254
Construction residential real estate < 60 months	622	—	—	622	154
Residential real estate first lien	743	—	—	743	294
Residential real estate all other	1,398	—	—	1,398	819
Agriculture	95	210	—	305	131
Commercial non-real estate	—	3,607	195	3,802	1,435
Consumer non-real estate	—	—	378	378	188
Oil and gas	—	561	—	561	140
Total collateral-dependent loans held for investment	$16,570	$4,378	$573	$21,521	$6,162

	Collateral Type
	Real Estate	Business Assets	Other Assets	Total	Specific Allocation
	(Dollars in thousands)
As of December 31, 2025
Commercial real estate owner occupied	$1,173	$547	$—	$1,720	$479
Commercial real estate non-owner occupied	14,746	—	—	14,746	1,162
Construction and development < 60 months	1,917	—	—	1,917	523
Construction residential real estate < 60 months	829	—	—	829	229
Residential real estate first lien	4,257	—	—	4,257	1,373
Residential real estate all other	110	—	—	110	51
Agriculture	2,287	171	11	2,469	294
Commercial non-real estate	—	14,769	45	14,814	5,616
Consumer non-real estate	—	—	707	707	444
Oil and gas	—	1,089	—	1,089	110
Total collateral-dependent loans held for investment	$25,319	$16,576	$763	$42,658	$10,281

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to OREO and repossessed assets are non-cash transactions, and are not included in the consolidated statements of cash flow.

Transfers from loans and premises and equipment to OREO and repossessed assets during the periods presented are summarized as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Other real estate owned	$15,628	$19,174
Repossessed assets	3,675	2,245
Total	$19,303	$21,419

(5) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets as of the date listed:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
September 30, 2026
Core deposit intangibles	$38,060	$(19,629)	$18,431
Customer relationship intangibles	3,350	(3,348)	2
Total	$41,410	$(22,977)	$18,433
December 31, 2025
Core deposit intangibles	$38,060	$(16,720)	$21,340
Customer relationship intangibles	3,350	(3,333)	17
Total	$41,410	$(20,053)	$21,357

The following is a summary of goodwill by business segment for the nine months ended September 30, 2026:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	ABOK	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)

Balance at beginning of period	$13,767	$61,420	$68,855	$32,133	$476	$5,464	$624	$182,739
ABOK acquisition adjustments	—	1,125	—	—	(476)	—	—	649
Balance at end of period	$13,767	$62,545	$68,855	$32,133	$—	$5,464	$624	$183,388

The Company acquired ABOK on November 17, 2025. ABOK operated as a subsidiary of BancFirst Corporation until February 13, 2026 when ABOK was merged into BancFirst. An additional $649,000 in goodwill was recorded during the first quarter of 2026 related to this transaction. See Note (2) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s recent developments, including mergers and acquisitions. Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

(7) STOCK-BASED COMPENSATION

On May 25, 2023, the shareholders of the Company adopted the BancFirst Corporation 2023 Restricted Stock Unit Plan (the "RSU Plan"). The RSU Plan was effective as of June 1, 2023 and for a period of ten years thereafter. The RSU Plan will continue in effect after such ten-year period until all matters relating to the payment of awards and administration of the RSU Plan have been settled. At September 30, 2026 there were 391,475 shares available for future grants. The restricted stock units ("RSU's") vest beginning two years from the date of grant at the rate of 20% per year for five years. The RSU's are settled and distributed as of each vesting date. The fair value of each RSU granted is equal to the market price of the Company’s stock at the date of grant.

The following table is a summary of the activity under the Company's RSU plan.

		Wgtd. Avg.
	Restricted	Grant Date
	Stock Units	Fair Value
Nine months ended September 30, 2026
Nonvested at December 31, 2025	65,710	$105.92
Granted	39,700	108.74
Vested	(3,965)	95.01
Forfeited	(3,000)	121.46
Nonvested at September 30, 2026	98,445	107.02

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”) since May 1999. As of September 30, 2026, there are 20,526 shares available for future issuance under the Deferred Stock Compensation Plan. The Deferred Stock Compensation Plan will terminate on December 31, 2030, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 13,430 and 6,462 shares of common stock distributed from the Deferred Stock Compensation Plan during the nine months ended September 30, 2026 and 2025, respectively.

A summary of the accumulated stock units under the Deferred Stock Compensation Plan is as follows:

	September 30, 2026	December 31, 2025
Accumulated stock units	116,213	122,841
Average price	$56.00	$50.50

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

The following table is a summary of the activity under both the Employee Plan and the Non-Employee Directors’ Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Nine months ended September 30, 2026
Outstanding at December 31, 2025	830,220	$60.01
Options exercised	(31,450)	56.53
Options canceled, forfeited, or expired	(10,125)	84.40
Outstanding at September 30, 2026	788,645	59.84	8.24 Yrs.	$35,838
Exercisable at September 30, 2026	486,020	51.42	7.13 Yrs.	$26,177

The following table has additional information regarding options exercised under both the Employee Plan and the Non-Employee Directors’ Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Total intrinsic value of options exercised	$963	$4,785	$1,884	$8,965
Cash received from options exercised	1,111	2,618	1,778	4,406
Tax benefit realized from options exercised	232	1,150	453	2,155

The Company currently uses newly issued shares for stock-based compensation plans, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

Although not required or expected, the Company may settle some options or restricted stock units in cash on a limited basis at the discretion of the Company. The Company had no cash settlements during the nine months ended September 30, 2026 or September 30, 2025.

Stock-based compensation expense is charged to salaries and benefits expense on the Consolidated Statements of Comprehensive Income. The components of stock-based compensation expense for all share-based compensation plans and related tax benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Stock-based compensation expense	$1,099	$1,057	$2,709	$2,766
Tax benefit	264	254	651	665
Stock-based compensation expense, net of tax	$835	$803	$2,058	$2,101

The Company amortizes the unearned stock-based compensation expense over the remaining vesting period of approximately three years for unvested stock options and five years for unvested RSU's. The following table shows the unearned stock-based compensation expense for unvested stock options and unvested RSU's:

September 30, 2026
(Dollars in thousands)
Unearned stock-based compensation expense for unvested stock options	$3,442
Unearned stock-based compensation expense for unvested RSU's	8,760

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

September 30, 2026
Shares remaining to be repurchased	479,784

BancFirst Corporation, BancFirst, Pegasus and Worthington are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The Company believes that as of September 30, 2026, BancFirst Corporation, BancFirst, Pegasus and Worthington each met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2026
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$2,008,713	20.56%	$781,717	8.00%	$1,026,004	10.50%	N/A	N/A
BancFirst	1,482,280	18.27%	648,920	8.00%	851,708	10.50%	$811,150	10.00%
Pegasus	173,211	16.23%	85,367	8.00%	112,044	10.50%	106,709	10.00%
Worthington	70,285	13.41%	41,915	8.00%	55,014	10.50%	52,394	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,815,544	18.58%	$439,716	4.50%	$684,003	7.00%	N/A	N/A
BancFirst	1,370,756	16.90%	365,018	4.50%	567,805	7.00%	$527,248	6.50%
Pegasus	161,907	15.17%	48,019	4.50%	74,696	7.00%	69,361	6.50%
Worthington	65,002	12.41%	23,577	4.50%	36,676	7.00%	34,056	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$1,841,544	18.85%	$586,288	6.00%	$830,575	8.50%	N/A	N/A
BancFirst	1,390,756	17.15%	486,690	6.00%	689,478	8.50%	$648,920	8.00%
Pegasus	161,907	15.17%	64,025	6.00%	90,702	8.50%	85,367	8.00%
Worthington	65,002	12.41%	31,437	6.00%	44,535	8.50%	41,915	8.00%
Tier 1 Capital
(to Quarterly Average Assets)-
BancFirst Corporation	$1,841,544	12.33%	$597,577	4.00%	N/A	N/A	N/A	N/A
BancFirst	1,390,756	10.93%	509,157	4.00%	N/A	N/A	$636,446	5.00%
Pegasus	161,907	10.95%	59,145	4.00%	N/A	N/A	73,931	5.00%
Worthington	65,002	9.80%	26,541	4.00%	N/A	N/A	33,176	5.00%

As of September 30, 2026, BancFirst, Pegasus and Worthington were classified by the Federal Reserve as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of BancFirst Corporation, BancFirst, Pegasus and Worthington includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III

Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for BancFirst Corporation, BancFirst, Pegasus and Worthington is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities qualify as Tier 1 capital and its Subordinated Notes qualify as Tier 2 capital. BancFirst, Pegasus and Worthington have had no events or conditions that management believes would materially change their category under capital requirements existing as of the report dates.

(9) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)

(Numerator)
Income available to common stockholders	$67,254	$62,654	$196,936	$181,113
(Denominator)
Weighted average shares outstanding for basic earnings per common share	33,610,010	33,310,290	33,585,015	33,266,315
Dilutive effect of stock compensation	476,146	553,839	472,336	545,955
Weighted-average shares outstanding for diluted earnings per common share	34,086,156	33,864,129	34,057,351	33,812,270

Basic earnings per share	$2.00	$1.88	$5.86	$5.44
Diluted earnings per share	$1.97	$1.85	$5.78	$5.36

The following table shows the number of options and RSU's that were excluded from the computation of diluted net income per common share for each period because they were anti-dilutive for the period:

Shares
Three Months Ended September 30, 2026	32,250
Three Months Ended September 30, 2025	10,134
Nine Months Ended September 30, 2026	45,706
Nine Months Ended September 30, 2025	6,737

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2026
Debt securities available for sale:
U.S. Treasury	$1,057,415	$—	$—	$1,057,415
U.S. federal agencies	—	4,689	—	4,689
Mortgage-backed securities	—	14,422	—	14,422
States and political subdivisions	—	12,700	1,838	14,538
Other debt securities	—	7,369	2,000	9,369
Derivative assets	—	39,501	—	39,501
Derivative liabilities	—	38,321	—	38,321

December 31, 2025
Debt securities available for sale:
U.S. Treasury	$874,976	$—	$—	$874,976
U.S. federal agencies	—	6,987	—	6,987
Mortgage-backed securities	—	16,592	—	16,592
States and political subdivisions	—	14,527	1,978	16,505
Other debt securities		7,327	2,000	9,327
Derivative assets	—	21,198	—	21,198
Derivative liabilities	—	19,767	—	19,767

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2026	2025
	(Dollars in thousands)
Balance at the beginning of the year	$3,978	$150
Purchases	—	3,858
Settlements	(30)	(30)
Total unrealized gain/(loss)	(110)	—
Balance at the end of the period	$3,838	$3,978

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2026, and the year ended December 31, 2025, the Company did not transfer any debt securities.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended September 30, 2026
Equity securities	$9,748
Collateral dependent loans	11,313
Non-collateral dependent loans	31,878
Repossessed assets	1,361
Other real estate owned	16,564
As of and for the Year-to-date Period Ended December 31, 2025
Equity securities	$9,271
Collateral dependent loans	24,534
Repossessed assets	1,257
Other real estate owned	45,376

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$4,211,927	$4,211,927	$4,404,360	$4,404,360
Federal funds sold	—	—	$91,712	91,712
Debt securities held for investment	1	1	1	1
Loans held for sale	6,645	6,645	11,781	11,781
Level 3 inputs:
Debt securities held for investment	500	500	560	560
Loans, net of allowance for credit losses	8,618,853	9,310,609	8,428,554	9,276,411
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	12,699,710	11,637,616	12,670,393	11,891,207
Short-term borrowings	6,000	6,000	10,010	10,010
Long-term borrowings	—	—	12,000	11,760
Subordinated debt	86,256	81,168	86,214	81,936
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
Loan commitments		5,031		4,188
Letters of credit		602		659

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. In addition, the Company has no non-financial liabilities measured at fair value on a nonrecurring basis. Non-financial assets measured at fair value on a nonrecurring basis include intangible assets. The intangible assets are evaluated at least annually for impairment. The overall levels of non-financial assets measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2026 or December 31, 2025.

(11) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company's consolidated balance sheet at fair value and are included in other assets. The Company's derivative financial instruments require a daily margin to be posted, which fluctuates with oil and gas prices. At September 30, 2026, the Company had a margin asset included in other assets in the amount of $34.2 million. At December 31, 2025, the Company had a margin liability included in other liabilities in the amount of $7.4 million.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		September 30, 2026		December 31, 2025
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	3,004	$32,300	2,395	$13,712
Derivative liabilities	Barrels	(3,004)	(31,536)	(2,395)	(13,141)

Gas/Natural Gas Liquids
Derivative assets	MMBTUs/Gallons	19,819	7,201	34,029	7,486
Derivative liabilities	MMBTUs/Gallons	(19,819)	(6,785)	(34,029)	(6,626)

Total Fair Value	Included in
Derivative assets	Other assets		39,501		21,198
Derivative liabilities	Other liabilities		(38,321)		(19,767)

The following table is a summary of the Company's recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Derivative income	$16	$78	$354	$374

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

The following table is a summary of the Company's net credit exposure relating to oil and gas swaps and options with bank counterparties:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Credit exposure	$—	$21,197

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

The results of operations and selected financial information for the six business units are as follows:

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations, Support and Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2026
Interest income	$52,036	$116,224	$20,746	$9,799	$2,587	$(2,459)	$198,933
Interest expense	19,521	38,107	7,026	2,658	921	(5,299)	62,934
Total provision for/(benefit from) credit losses	1,955	667	(1)	350	55	67	3,093
Noninterest income	6,585	19,891	444	146	16,136	8,184	51,386
Depreciation and amortization	575	2,832	112	141	147	2,269	6,076
Other noninterest expense	12,749	41,047	5,758	4,051	11,759	16,769	92,133
Income before taxes	$23,821	$53,462	$8,295	$2,745	$5,841	$(8,081)	$86,083
Three Months Ended September 30, 2025
Interest income	$50,791	$111,871	$21,634	$9,108	$2,568	$(1,579)	$194,393
Interest expense	20,212	41,069	8,282	2,673	1,039	(4,497)	68,778
Total provision for/(benefit from) credit losses	1,299	2,075	370	41	401	252	4,438
Noninterest income	6,347	18,418	457	(66)	16,951	7,759	49,866
Depreciation and amortization	468	2,672	118	166	137	2,026	5,587
Other noninterest expense	11,858	36,548	5,626	3,625	10,867	17,961	86,485
Income before taxes	$23,301	$47,925	$7,695	$2,537	$7,075	$(9,562)	$78,971

	BancFirst Metropolitan Banks	BancFirst Community Banks	Pegasus	Worthington	Other Financial Services	Executive, Operations, Support and Eliminations	Consolidated
	(Dollars in thousands)
Nine Months Ended September 30, 2026
Interest income	$151,036	$343,368	$60,899	$27,932	$7,619	$(6,359)	$584,495
Interest expense	56,477	113,219	20,841	7,705	2,667	(13,554)	187,355
Total provision for/(benefit from) credit losses	3,116	5,632	416	947	200	(196)	10,115
Noninterest income	19,974	58,230	1,436	581	49,393	27,112	156,726
Depreciation and amortization	1,600	8,491	334	425	448	6,531	17,829
Other noninterest expense	37,608	123,062	17,211	11,920	34,095	50,804	274,700
Income before taxes	$72,209	$151,194	$23,533	$7,516	$19,602	$(22,832)	$251,222
Capital expenditures	$3,527	$19,524	$4,854	$62	$122	$8,685	$36,774
September 30, 2026
Loans held for investment	$2,614,070	$4,532,600	$956,495	$512,792	$99,503	$10,441	$8,725,901
Total assets	$3,888,438	$8,654,762	$1,517,456	$696,817	$100,030	$163,727	$15,021,230
Total deposits	$3,136,085	$7,936,921	$1,265,978	$595,991	$—	$(235,265)	$12,699,710
Nine Months Ended September 30, 2025
Interest income	$149,462	$326,952	$61,737	$26,764	$7,582	$(7,201)	$565,296
Interest expense	60,679	120,633	23,168	8,864	2,997	(13,865)	202,476
Total provision for credit losses	1,732	3,532	586	384	412	765	7,411
Noninterest income	18,870	54,845	1,633	399	47,784	23,277	146,808
Depreciation and amortization	1,334	7,952	413	495	406	6,234	16,834
Other noninterest expense	35,359	107,086	16,851	11,138	34,828	50,354	255,616
Income before taxes	$69,228	$142,594	$22,352	$6,282	$16,723	$(27,412)	$229,767
Capital expenditures	$4,100	$11,622	$1,268	$134	$1,088	$18,551	$36,763
September 30, 2025
Loans held for investment	$2,562,711	$4,145,827	$927,560	$483,611	$100,805	$57,733	$8,278,247
Total assets	$3,567,836	$8,102,009	$1,607,512	$642,205	$15,696	$262,882	$14,198,140
Total deposits	$2,899,907	$7,465,883	$1,360,582	$550,622	$—	$(158,607)	$12,118,387

(13) SUBSEQUENT EVENT

On October 22, 2026, BancFirst Corporation acquired Spirit BankCorp, Inc., an Oklahoma corporation and Spirit, a privately held community bank headquartered in Tulsa, Oklahoma. Spirit BankCorp, Inc., was merged into BancFirst Corporation and Spirit was merged into BancFirst immediately. Due to timing of the closing, acquisition accounting, including the determination of acquisition date fair values and intangibles, is not yet complete for this transaction. Prior to the transaction and as of September 30, 2026, Spirit had unaudited carrying amounts of approximately $866.8 million in total assets, $584.6 million in loans, and $776.4 million in deposits; these are not acquisition date fair values. Following the transaction, we anticipate that deposits attributable to Spirit will decrease based on Spirit’s use of reciprocal and brokered deposits. The effect of this acquisition will be included in the consolidated financial statements of the Company from the date of acquisition forward. Pro forma information has not been presented because the acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition complements the Company by expanding the Company's banking communities in Oklahoma.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2026 and December 31, 2025 and results of operations for the three and nine months ended September 30, 2026 should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2025, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2025 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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
•
Changes in interest rates.
•
Rising interest rates could increase borrowing costs and reduce commercial real estate property valuations which could adversely affect the credit quality of our loan portfolio and collateral values.
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

SUMMARY

The Company’s net income for the third quarter of 2026 was $67.3 million, compared to $62.7 million for the third quarter of 2025. Diluted net income per common share was $1.97 and $1.85 for the third quarter of 2026 and 2025, respectively.

The Company’s net interest income for the third quarter of 2026 increased to $136.0 million from $125.6 million for the third quarter of 2025. Higher loan volume and general growth in earning assets were the primary drivers of the change in net interest income. Net interest margin was 3.85% for the third quarter of 2026 compared to 3.79% for the third quarter of 2025. The Company recorded a provision for credit losses of $3.1 million in the third quarter of 2026 compared to $4.4 million for the third quarter of 2025.

Noninterest income for the quarter totaled $51.4 million compared to $49.9 million in the same quarter last year. Service charges on deposits and treasury income each increased when compared to the third quarter of 2025.

Noninterest expense grew to $98.2 million for the quarter ended September 30, 2026 compared to $92.1 million in the same quarter in 2025. The increase in noninterest expense was primarily related to growth in salaries and employee benefits of $4.1 million.

At September 30, 2026, the Company’s total assets were $15.0 billion, an increase of $182.3 million from December 31, 2025. Loans grew $187.9 million from December 31, 2025, totaling $8.7 billion at September 30, 2026. Deposits totaled $12.7 billion, an increase of $29.3 million from year-end 2025. Sweep accounts totaled $4.7 billion at September 30, 2026, down $282.5 million from December 31, 2025. The Company’s total stockholders’ equity was $2.0 billion, an increase of $142.9 million over December 31, 2025.

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

RESULTS OF OPERATIONS

Average Balances, Income, Expenses and Rates

The following tables present certain information related to the Company's consolidated average balance sheet, average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. For these computations: (i) average balances are derived from daily averages, (ii) information is shown on a taxable-equivalent basis assuming a 21% tax rate, and (iii) nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis. Loan fees included in interest income were $5.3 million for the three months ended September 30, 2026 compared to $5.1 million for the three months ended September 30, 2025. Loan fees included in interest income were $16.6 million for the nine months ended September 30, 2026 compared to $15.2 million for the nine months ended September 30, 2025.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Three Months Ended September 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans	$8,667,984	$150,005	6.87%	$8,167,950	$143,698	6.98%
Securities – taxable	1,095,827	9,007	3.26	1,061,971	6,515	2.43
Securities – tax exempt	6,486	64	3.92	1,246	11	3.47
Federal funds sold and interest-bearing deposits with banks	4,247,434	40,003	3.74	3,937,525	44,363	4.47
Total earning assets	14,017,731	199,079	5.63	13,168,692	194,587	5.86
Nonearning assets:
Cash and due from banks	208,416			205,722
Interest receivable and other assets	1,008,461			882,858
Allowance for credit losses	(106,823)			(97,456)
Total nonearning assets	1,110,054			991,124
Total assets	$15,127,785			$14,159,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$5,480,251	$35,611	2.58%	$5,386,505	$41,263	3.04%
Savings deposits	1,445,206	9,871	2.71	1,230,646	9,763	3.15
Time deposits	1,798,060	16,192	3.57	1,627,672	16,622	4.05
Short-term borrowings	6,007	29	1.94	9,304	100	4.28
Subordinated debt	86,247	1,030	4.74	86,192	1,030	4.74
Other liabilities	16,769	201	4.76	—	—	—
Total interest-bearing liabilities	8,832,540	62,934	2.83	8,340,319	68,778	3.27
Interest-free funds:
Noninterest-bearing deposits	4,119,209			3,888,147
Interest payable and other liabilities	188,240			178,438
Stockholders’ equity	1,987,796			1,752,912
Total interest free funds	6,295,245			5,819,497
Total liabilities and stockholders’ equity	$15,127,785			$14,159,816
Net interest income		$136,145			$125,809
Net interest spread			2.80%			2.59%
Effect of interest free funds			1.05%			1.20%
Net interest margin			3.85%			3.79%

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)

	Nine Months Ended September 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$8,610,147	$442,335	6.87%	$8,094,825	$420,408	6.94%
Debt securities – taxable	999,790	22,293	2.98	1,131,722	20,408	2.41
Debt securities – tax exempt	6,925	198	3.82	1,849	55	3.99
Federal funds sold and interest-bearing deposits with banks	4,327,537	120,127	3.71	3,739,945	125,017	4.47
Total earning assets	13,944,399	584,953	5.61	12,968,341	565,888	5.83
Nonearning assets:
Cash and due from banks	217,024			210,268
Interest receivable and other assets	994,958			860,558
Allowance for credit losses	(105,469)			(98,344)
Total nonearning assets	1,106,513			972,482
Total assets	$15,050,912			$13,940,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market and interest-bearing checking deposits	$5,524,357	$105,531	2.55%	$5,337,406	$122,546	3.07%
Savings deposits	1,401,712	28,276	2.70	1,185,171	28,037	3.16
Time deposits	1,811,110	49,609	3.66	1,563,089	48,644	4.16
Short-term borrowings	11,600	273	3.15	4,930	158	4.28
Long-term borrowings	2,026	42	2.77	—	—	—
Subordinated debt	86,233	3,091	4.79	86,177	3,091	4.80
Other liabilities	16,747	533	4.26	—	—	—
Total interest-bearing liabilities	8,853,785	187,355	2.83	8,176,773	202,476	3.31
Interest-free funds:
Noninterest-bearing deposits	4,079,560			3,906,936
Interest payable and other liabilities	184,104			159,434
Stockholders’ equity	1,933,463			1,697,680
Total interest free funds	6,197,127			5,764,050
Total liabilities and stockholders’ equity	$15,050,912			$13,940,823
Net interest income		$397,598			$363,412
Net interest spread			2.78%			2.52%
Effect of interest free funds			1.03%			1.23%
Net interest margin			3.81%			3.75%

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income Statement Data
Net interest income	$135,999	$125,615	$397,140	$362,820
Provision for credit losses on loans	3,203	4,222	10,612	6,922
Securities transactions	103	492	1,732	(581)
Total noninterest income	51,386	49,866	156,726	146,808
Salaries and employee benefits	61,829	57,681	180,990	167,421
Total noninterest expense	98,209	92,072	292,529	272,450
Net income	67,254	62,654	196,936	181,113
Per Common Share Data
Net income – basic	$2.00	$1.88	$5.86	$5.44
Net income – diluted	1.97	1.85	5.78	5.36
Cash dividends	0.52	0.49	1.50	1.41
Performance Data
Return on average assets	1.76%	1.76%	1.75%	1.74%
Return on average stockholders’ equity	13.42	14.18	13.62	14.26
Cash dividend payout ratio	26.00	26.06	25.60	25.92
Net interest spread	2.80	2.59	2.78	2.52
Net interest margin	3.85	3.79	3.81	3.75
Efficiency ratio	52.41	52.47	52.82	53.46
Net charge-offs to average loans	0.04	0.02	0.09	0.08

Net Interest Income

For the three months ended September 30, 2026, net interest income, which is the Company’s principal source of operating revenue, increased $10.4 million or 8.3% compared to the three months ended September 30, 2025. Higher loan volume and general growth in earning assets were the primary drivers of the change in net interest income. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period.

Net interest income for the nine months ended September 30, 2026 increased $34.3 million or 9.5% compared to the nine months ended September 30, 2025. Higher loan volume and general growth in earning assets were the primary drivers to the increase.

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

Net loan charge-offs were $4.0 million for the third quarter of 2026 compared to net loan charge-offs of $1.7 million for the third quarter of 2025. The rate of net charge-offs to average total loans continues to be at a low level. Net charge-offs of $1.8 million for the third quarter of 2026, were related to purchased credit deteriorated (PCD) loans. At acquisition, the Company identified these loans as credit deteriorated and recorded reserves for expected credit losses. These loans performed in line with expectations subsequent to acquisition. There were no charge-offs for PCD loans in the third quarter of 2025.

The Company's total charge-offs for the third quarter of 2026, broken out by Non-PCD and PCD loans, are presented in the following table:

Three months ended September 30, 2026	Non-PCD Loans	PCD Loans	Total Loans
Commercial real estate owner occupied	$285	$—	$285
Commercial real estate non-owner occupied	—	—	—
Construction and development < 60 months	—	—	—
Construction residential real estate < 60 months	75	—	75
Residential real estate first lien	48	—	48
Residential real estate all other	94	—	94
Agriculture	76	—	76
Commercial non-real estate	889	1,814	2,703
Consumer non-real estate	836	—	836
Oil and gas	—	—	—
Total gross charge-offs	$2,303	$1,814	$4,117

Net loan charge-offs were $7.9 million for the nine months ended September 30, 2026, compared to $6.9 million for the same period of the prior year. Net charge-offs of $2.6 million for the nine months ended September 30, 2026, were related to purchased credit deteriorated loans. At acquisition, the Company identified these loans as credit deteriorated and recorded reserves for expected credit losses. These loans performed in line with expectations subsequent to acquisition. There were no material charge-offs for PCD loans in the nine months ended September 30, 2025.

The Company's total charge-offs for the nine months ended September 30, 2026, broken out by Non-PCD and PCD loans, are presented in the following table:

Nine months ended September 30, 2026	Non-PCD Loans	PCD Loans	Total Loans
Commercial real estate owner occupied	$612	$—	$612
Commercial real estate non-owner occupied	499	—	499
Construction and development < 60 months	1	—	1
Construction residential real estate < 60 months	75	—	75
Residential real estate first lien	155	—	155
Residential real estate all other	237	250	487
Agriculture	144	117	261
Commercial non-real estate	2,172	2,246	4,418
Consumer non-real estate	2,074	—	2,074
Oil and gas	—	—	—
Total gross charge-offs	$5,969	$2,613	$8,582

Noninterest Income

Noninterest income increased by $1.5 million for the third quarter of 2026 compared to the third quarter of 2025. Service charges on deposits and treasury income each increased when compared to third quarter last year.

Noninterest income included non-sufficient funds ("NSF") and overdraft fees totaling $8.9 million and $8.3 million for the three months ended September 30, 2026 and 2025, respectively. This represents 17.4% and 16.6% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $7.2 million and $6.9 million during the three months ended September 30, 2026 and 2025, respectively. This represents 14.0% and 13.8% of the Company’s noninterest income for the respective periods.

Noninterest income increased by $9.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Service charges on deposits, securities transactions and treasury income each increased when compared to third quarter last year.

Noninterest income included NSF and overdraft fees totaling $25.0 million and $23.3 million during the nine months ended September 30, 2026 and 2025, respectively. This represents 16.0% and 15.9% of the Company’s noninterest income for the respective periods. In addition, the Company had debit card usage and interchange fees totaling $21.2 million and $20.3 million during the nine months ended September 30, 2026 and 2025, respectively. This represents 13.5% and 13.8% of the Company’s noninterest income for the respective periods.

Noninterest Expense

Noninterest expense increased by $6.1 million for third quarter of 2026 compared to the third quarter of 2025. The increase in noninterest expenses was primarily related to growth in salaries and employee benefits of $4.1 million.

For the nine months ended September 30, 2026, noninterest expense increased by $20.1 million compared to the nine months ended September 30, 2025. The increase in noninterest expenses was primarily related to growth in salaries and employee benefits of $13.6 million. The total salaries and employee benefits recorded of $181.0 million for the nine months ended September 30, 2026 is after a favorable adjustment to the funded employee benefit trust of $2.8 million. The total salaries and benefits expenses recorded of $167.4 million for the nine months ended September 30, 2025 is after a unfavorable adjustment to the funded employee benefit trust of $404,000. Also driving the increase in noninterest expense was net expense from other real estate owned, which increased $2.2 million compared to the same period last year, along with conversion expenses of approximately $1.2 million related to ABOK.

Income Taxes

The Company’s effective tax rate was 21.9% for the third quarter of 2026, compared to 20.7% for the third quarter of 2025.

The Company’s effective tax rate was 21.6% for the nine months ended September 30, 2026, compared to 21.2% for the nine months ended September 30, 2025.

The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense.

FINANCIAL POSITION

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Balance Sheet Data
Total assets	$15,021,230	$14,838,893
Interest-bearing deposits with banks	4,010,740	4,177,406
Debt securities	1,100,934	924,948
Total loans (net of unearned interest)	8,732,546	8,544,634
Allowance for credit losses	107,048	104,299
Noninterest-bearing demand deposits	4,049,891	3,897,613
Money market and interest-bearing checking deposits	5,400,606	5,610,882
Savings deposits	1,450,321	1,318,062
Time deposits	1,798,892	1,843,836
Total deposits	12,699,710	12,670,393
Stockholders' equity	1,997,061	1,854,125
Book value per share	59.40	55.28
Tangible book value per share (non-GAAP)(1)	53.40	49.20
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,997,061	$1,854,125
Less goodwill	183,388	182,739
Less intangible assets, net	18,433	21,357
Tangible stockholders' equity (non-GAAP)	$1,795,240	$1,650,029
Common shares outstanding	33,619,174	33,539,032
Tangible book value per share (non-GAAP)	$53.40	$49.20
Selected Financial Ratios
Balance Sheet Ratios:
Average loans to deposits (year-to-date)	67.18%	67.22%
Average earning assets to total assets (year-to-date)	92.65	93.02
Average stockholders’ equity to average assets (year-to-date)	12.85	12.22
Asset Quality Data
Loans past due 90 days and still accruing	$6,028	$8,115
Nonaccrual loans (3)	75,620	61,130
Other real estate owned and repossessed assets	60,299	49,134
Asset Quality Ratios:
Nonaccrual loans to total loans	0.87%	0.72%
Allowance for credit losses to total loans	1.23	1.22
Allowance for credit losses to nonaccrual loans	141.56	170.62
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

(3) Government agencies guaranteed approximately $4.1 million on nonaccrual loans at September 30, 2026.

Cash and Due from Banks, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, federal funds sold and interest-bearing deposits with banks decreased by $284.1 million or 6.3%, to $4.2 billion from December 31, 2025 to September 30, 2026. The decrease was related to the movement of cash from interest bearing deposits into debt securities and the reduction of federal funds sold.

Securities

At September 30, 2026, total debt securities increased $176.0 million, or 19.0% compared to December 31, 2025. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on debt securities available for sale, before taxes, was $26.7 million at September 30, 2026 and $10.8 million at December 31, 2025. These unrealized losses of $20.3 million at September 30, 2026 and $8.3 million at December 31, 2025 are included in the Company’s stockholders’ equity as accumulated other comprehensive loss, net of income tax. During the nine months ended September 30, 2026, the Company purchased $438.9 million of debt securities compared to $508,000 during the nine months ended September 30, 2025. The Company did not recognize a gain or loss on debt securities during the nine months ended September 30, 2026 or 2025. The Company had maturities and paydowns of debt securities totaling $248.8 million during the nine months ended September 30, 2026 and $223.0 million during the nine months ended September 30, 2025.

See Note (3) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s securities.

Loans

At September 30, 2026, total loans increased $187.9 million or 2.2% compared to December 31, 2025 as a result of internal loan growth. Of the total increase in loans, commercial real estate made up the largest increase. The preponderance of internal loan growth was from the Company's Oklahoma subsidiary BancFirst.

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

Nonaccrual Loans

Nonaccrual loans totaled $75.6 million at September 30, 2026 compared to $61.1 million at December 31, 2025. At September 30, 2026, the Company’s nonaccrual commercial non-real estate loans made up 51% and nonaccrual commercial real estate made up 29% of nonaccrual loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of both interest and principal is in serious doubt. Interest income is not recognized until the principal balance is fully collected. However, if the full collection of the remaining principal balance is not in doubt, interest income is recognized on certain of these loans on a cash basis. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $4.5 million for the nine months ended September 30, 2026 and $3.6 million for the nine months ended September 30, 2025. Only a small amount of this interest is expected to be ultimately collected. Approximately $4.1 million of nonaccrual loans were guaranteed by government agencies at September 30, 2026.

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

Modified Loans

The current and future financial effects of the recorded balance of loans considered to be modified during the period were not material. The recorded balance of loans modified during the nine months ended September 30, 2026 was approximately $39.5 million compared to $6.4 million during the year ended December 31, 2025. The increase from year-end is primarily due to one commercial loan modified during the third quarter of 2026.

Other Real Estate Owned and Repossessed Assets

Other real estate owned ("OREO") and repossessed assets increased $11.2 million during the period ended September 30, 2026. There was $2.0 million of tenant improvements related to bank owned OREO property. As part of the ABOK conversion, $1.9 million of property previously held for bank operations was moved to OREO. Additionally, a commercial property was taken into OREO valued at $9.6 million. The remainder of the change in OREO and repossessed assets resulted from normal bank operations. OREO consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals of the properties, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to OREO are charged directly to the allowance for credit losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to OREO. Decreases in values of properties subsequent to their classification as OREO are charged to operating expense.

The Company's write-downs of OREO totaled $1.3 million for the nine months ended September 30, 2026 compared to $109,000 for the nine months ended September 30, 2025.

Rental income for OREO properties is included in other noninterest income on the consolidated statements of comprehensive income. Operating expense for OREO properties is included in net expense from OREO in other noninterest expense on the consolidated statements of comprehensive income.

The Company's total rental income and operating expenses from OREO are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Rental income	$3,442	$3,166	$10,229	$9,489
Operating expense	2,880	2,728	9,880	8,228

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $201.8 million and $204.1 million at September 30, 2026 and December 31, 2025, respectively.

Other assets included the cash surrender value of key-man life insurance policies totaling $91.2 million at September 30, 2026 and $94.2 million at December 31, 2025.

Derivative financial instruments consisting of oil and gas swaps and option contracts are included in other assets and totaled $39.5 million at September 30, 2026 and $21.2 million at December 31, 2025. They require a daily margin to be posted, which fluctuates with oil and gas prices and customer activity. The Company had a margin asset included in other assets in the amount of $34.2 million at September 30, 2026 and a margin liability included in other liabilities in the amount of $7.4 million at December 31, 2025. See Note (11) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s derivative financial instruments.

Equity securities are reported in other assets on the Company’s consolidated balance sheet. The Company invests in equity securities without readily determinable fair values. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income. The balance of equity securities was $9.7 million at September 30, 2026 and $9.3 million at December 31, 2025. The Company reviews its portfolio of equity securities for impairment at least quarterly.

Low-Income Housing, New Market Tax Credit Investments and Historic Tax Credit Investments

The Company's tax credits all amortize off over the life of the investment. During 2026, the Company’s low-income housing tax credit ("LIHTC") investments increased $20.8 million totaling $115.8 million at September 30, 2026, New Markets Tax Credits ("NMTC") investments increased $1.9 million totaling $10.8 million at September 30, 2026 and the Historic Tax Credit Investments decreased $415,000 totaling $8.2 million at September 30, 2026, all of which are included in other assets on the Company’s consolidated balance sheet. Unfunded commitments related to these investments totaled $78.1 million at September 30, 2026, all of which are included in other liabilities on the Company’s consolidated balance sheet.

See Note (6) of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for disclosures regarding these investments.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. The Company currently does not rely heavily on long-term borrowings . The Company maintains lines of credit from the Federal Home Loan Bank (“FHLB”), federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding. The Company is highly liquid with percent of cash and due from banks, interest-bearing deposits with banks and federal funds sold to total assets of 28.0% at September 30, 2026, compared to 30.3% at December 31, 2025.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Deposits

At September 30, 2026, deposits totaled $12.7 billion, an increase of $29.3 million from December 31, 2025. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits was 95.1% at September 30, 2026 and 94.8% December 31, 2025. Noninterest-bearing deposits to total deposits were 31.9% at September 30, 2026 compared to 30.8% at December 31, 2025.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits were $4.2 billion at September 30, 2026 and $4.3 billion at December 31, 2025, as calculated per regulatory guidance. This was approximately 33% of deposits at September 30, 2026 and 34% at December 31, 2025.

Off-balance-sheet sweep accounts totaled $4.7 billion at September 30, 2026 compared to $4.9 billion at December 31, 2025. The movement of customers' funds into the Company's off-balance-sheet sweep accounts affected the balances of both cash and deposits.

Subordinated Debt

See Note (6) of the Notes to Consolidated Financial Statements for a complete discussion of the Company’s subordinated debt.

Lines of Credit

The Company has several lines of credit available. At September 30, 2026, BancFirst had $1.1 billion available on its line of credit from the FHLB of Topeka, Kansas. At September 30, 2026, BancFirst had $6.0 million in advances outstanding under this line of credit. Pegasus had a Federal Reserve discount window capacity of $51.0 million. At September 30, 2026, Pegasus had no advances outstanding under this line of credit. Worthington had $10.5 million in lines of credit with other financial institutions that serve as overnight federal funds facilities, a Federal Reserve discount window capacity of $27.7 million and a $92.8 million line of credit from the FHLB of Dallas, Texas to use for liquidity or to match-fund certain long-term rate loans. Worthington had no advances outstanding at September 30, 2026 under any of these lines of credit.

Capital Resources

Stockholders’ equity totaled $2.0 billion at September 30, 2026, an increase of $142.9 million from December 31, 2025. In addition to net income of $196.9 million, other changes in stockholders’ equity during the nine months ended September 30, 2026 included $2.2 million in common stock issuances related to stock-based compensation plans, $3.5 million in common stock issuances related to the acquisition of ABOK and $2.7 million related to stock-based compensation arrangements that were partially offset by a $12.0 million decrease in accumulated other comprehensive income and $50.4 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at September 30, 2026 were well in excess of the regulatory requirements.

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

Item 1A. Risk Factors.

As of September 30, 2026, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit
3.1	Amended and Restated By-Laws of BancFirst Corporation (filed as Exhibit 3.1 to the Company's Quarterly Report on form 10Q for the Quarter Ended March 31, 2023 and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of BancFirst Corporation dated August 5, 2021. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021).

10.1	2026 First Amendment to the BancFirst Corporation Thrift Plan. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2026).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32**	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

*	Filed herewith.
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

BANCFIRST CORPORATION
(Registrant)

Date: November 6, 2026	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	/s/ Hannah Andrus
Hannah Andrus
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)